Form 10-K
period 2003-12-31
LUMINENT MORTGAGE CAPITAL INC
filed 2004-03-03
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31828

Luminent Mortgage Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1694835 (I.R.S. Employer Identification No.)

909 Montgomery Street, Suite 500 San Francisco, California (Address of principal executive offices)	94133 (Zip Code)

Registrant’s telephone number, including area code:

(415) 486-2110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $175,090,573, based on 11,406,552 shares of our common stock then held by non-affiliates and a the price at which the common equity was last sold on the PORTAL Market as of such date. These public market value calculations exclude shares held on the stated dates by our officers, directors and 5% or greater stockholders. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

      The number of shares of our common stock outstanding on February 23, 2004 was 24,841,146.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our proxy statement for our 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. In addition, certain exhibits to our Registration Statements on Forms S-11, as amended (nos. 333-107984 and 333-107981) and one of our Current Reports on Form 8-K are incorporated by reference in Part IV hereof. The Exhibit Index begins at page 89.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains certain forward-looking statements. Forward looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

      Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history and Seneca Capital Management’s lack of experience in managing a REIT;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our ability to invest up to 10% of our investment portfolio in lower-credit quality mortgage-backed securities which carry an increased likelihood of default or rating downgrade relative to investment-grade securities;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	Seneca Capital Management’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the management agreement;

•	potential conflicts of interest arising out of our relationship with Seneca Capital Management, on the one hand, and Seneca Capital Management’s relation with other third parties, on the other hand; and

•	the other important factors described in this annual report on Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by Luminent Mortgage Capital, Inc. in 2004.

      This annual report on Form 10-K contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

PART I

Item 1.	Business

Our Company

Background

      We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Our strategy is to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow.

      We commenced operations on June 11, 2003, following the completion of a private placement of our common stock, in which we raised net proceeds of approximately $159.7 million. On December 18, 2003, we completed the initial public offering of our shares of common stock and began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. The initial public offering raised approximately $170.4 million in gross proceeds. We received the net proceeds from our initial public offering in late December and we have used substantially all of the net offering proceeds to purchase mortgage-backed securities as of December 31, 2003. However, at December 31, 2003, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of December 31, 2003 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

      We are externally managed and advised by Seneca Capital Management LLC, or the Manager, pursuant to a management agreement, or the Management Agreement.

      We expect to qualify and intend to make an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such will routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to U.S. federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

Assets

      We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. Adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter reset periodically in a manner similar to adjustable-rate mortgage-backed securities. See Note 3 to our financial statements included in Item 8 of this annual report on Form 10-K for further discussion.

      We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We expect that all of the mortgage-backed securities that we acquire will be agency-backed or have AAA credit ratings from at least one nationally-recognized statistical rating agency, and most of the securities will be hybrid adjustable-rate mortgage-backed securities.

      We review the credit risk associated with each potential investment and may diversify our portfolio to avoid undue geographic, insurer, industry and other types of concentrations. By maintaining a large percentage of our assets in high quality and highly-rated assets, many of which are guaranteed under limited circumstances as to payment of a limited amount of principal and interest by federal agencies or federally chartered entities such as Fannie Mae, Freddie Mac or Ginnie Mae, we believe we can mitigate our exposure to losses from credit risk.

      We have financed our acquisition of mortgage-backed securities by investing our equity and by borrowing at short-term rates under repurchase agreements. We intend to continue to finance our acquisitions in this manner.

Borrowings

      We have established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2003. These borrowing arrangements facilitated our purchase of our initial portfolio of securities and provided us with sufficient borrowing capacity to fully leverage the net proceeds of our initial public offering. The repurchase agreements were secured by mortgage-backed securities. We intend to seek to renew repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. See Note 4 to our financial statements in Item 8 of this annual report on Form 10-K for further discussion.

      We generally seek to borrow between eight and 12 times the amount of our equity. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to manage our liquidity and interest rate related risks.

Hedging

      We may also choose to engage in various hedging activities designed to match more closely the terms of our assets and liabilities. At December 31, 2003, we were engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/ reissuance of repurchase agreements. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. See Note 12 to the financial statements for further discussion.

Distributions

      On November 17, 2003, we paid a cash distribution of $0.50 per share to our stockholders of record on October 21, 2003. On January 28, 2004, we paid a cash distribution of $0.45 per share to our stockholders of record on December 11, 2003. Both of these distributions are taxable dividends, and neither of these distributions are considered return of capital. The distributions were funded with cash flow from our ongoing operations, including principal payments and interest payments on our mortgage-backed securities.

Business Strategy

Our Operating Policies and Programs

      Our board of directors has established the following four primary operating policies to implement our business strategies:

•	asset acquisition policy;

•	capital/ liquidity and leverage policies;

•	credit risk management policy; and

•	asset/liability management policy.

Asset Acquisition Policy

      Our asset acquisition policy provides guidelines for acquiring investments in order to maintain compliance with our overall investment strategy. In particular, we acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I — At least 75% of our total assets will generally be residential mortgage-related securities and short-term investments. Assets in this category are rated within one of the two highest rating categories by at least one nationally-recognized statistical rating organization, or will be obligations guaranteed by federal agencies or federally chartered agencies, such as Fannie Mae, Freddie Mac or Ginnie Mae.

•	Category II — At least 90% of our total assets will consist of Category I investments plus mortgage-related securities that are rated at least investment grade by at least one nationally-recognized statistical rating organization.

•	Category III — No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage-related securities rated below investment grade and leveraged mortgage derivative securities, or shares of other REITs, or other investments.

      We expect to acquire only those mortgage-related assets which we believe our manager has the necessary expertise to evaluate and manage, which we can readily finance, and which are consistent with our overall investment strategy and our asset acquisition policy. Generally, we expect to hold our mortgage-backed securities until maturity. Therefore, we generally do not seek to acquire assets with investment returns that are attractive only in a limited range of scenarios. Future interest rates and mortgage prepayment rates are very difficult to predict and, as a result, we seek to acquire mortgage-backed securities which we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios.

      We expect most of our acquisitions to consist of adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and fixed-rate mortgage-backed securities. We anticipate that our investments in fixed-rate mortgage-backed securities will be focused in shorter-term mortgages, including balloon mortgages. We may, however, purchase longer-term fixed-rate mortgage-backed securities if we view the potential net returns as attractive or if the acquisition of such assets serves to reduce or diversify the overall risk profile of our portfolio.

Capital/ Liquidity and Leverage Policies

      We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-backed securities and using the proceeds to acquire additional mortgage-backed securities. We generally seek to borrow between eight to 12 times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our manager and our board of directors. We believe that this leaves an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-backed securities.

      Depending on the different cost of borrowing funds at different maturities, we expect to vary the maturities of our borrowed funds to attempt to produce lower borrowing costs. In general, our borrowings are short-term. We actively manage, on an aggregate basis, both the interest-rate indices and interest-rate adjustment periods of our borrowings against the interest-rate indices and interest-rate adjustment periods related to our mortgage-backed securities.

      We expect to continue to finance our mortgage-backed securities primarily at short-term borrowing rates through repurchase agreements and, to a lesser extent, our equity capital. We anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. In the future we may also employ borrowings under lines of credit, term loans and other collateralized financings that we may establish with approved institutional lenders and we may employ long-term borrowings.

      We have established 17 borrowing arrangements with various investment banking firms and other lenders. A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our mortgage-backed securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. While used as collateral, the mortgage-backed securities continue to pay principal and interest to us. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Federal Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the U.S. Federal Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of the lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. As a result, we expect to enter into collateralized borrowings only with institutions that we believe are financially sound and which are rated investment grade by at least one nationally-recognized statistical rating organization.

      Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain an adequate capital base sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in the market value of our mortgage-backed securities, as described above. However, a major disruption in the repurchase or other market that we rely on for short-term borrowings would harm our results of operations unless we were able to arrange alternative sources of financing on comparable terms.

Credit Risk Management Policy

      We review credit risk associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-backed securities to avoid undue geographic, insurer, industry and certain other types of concentration risk. We may reduce risk from sellers and servicers by obtaining representations and warranties. Our manager monitors the overall portfolio risk in order to determine appropriate levels of provision for losses we may experience.

      We generally determine, at the time of purchase, whether or not a mortgage-related asset complies with our credit risk management policy guidelines, based upon the most recent information utilized by us. Such compliance is not expected to be affected by events subsequent to such purchase, such as changes in characterization, value or rating of any specific mortgage-related assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us.

Asset/ Liability Management Policy

      Interest Rate Risk Management. To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. Specifically, our interest rate management program is formulated with the intent to offset, to some extent, the potential adverse effects resulting from rate adjustment limitations on our mortgage-backed securities and the differences between interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities and related borrowings.

      Our interest rate risk management program encompasses a number of procedures, including the following:

•	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage-backed securities compared with the interest rate sensitivities of our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year); and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of the mortgages underlying our mortgage-backed securities compared to the interest rate indices and adjustment periods of our borrowings.

      As a result, we expect to be able to adjust the average maturity/ adjustment period of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of the mortgages underlying our adjustable-rate mortgage-backed securities and our related borrowings.

      It is generally our intention to manage the assets in our portfolio with regard to risk characteristics such as duration, in order to carefully limit the overall interest rate risk of the portfolio. On occasion, we may alter the overall duration in order to better protect the portfolio in order to protect shareholder value. Similarly, it is our intention to manage the duration of our liabilities. Generally, we will seek to reduce the gap between the duration of our assets and our liabilities to a level which is consistent with protection of the portfolio during volatile interest rate environments. The means by which we will accomplish this objective will vary over time, and may include the use of hedging instruments and the alteration of the duration of the asset and/or the liability side of our balance sheet through asset purchases or sales and through the assumption or the retirement of repurchase agreements of varying maturities or the structuring of other financing arrangements.

      Depending on market conditions and the cost of the transactions, we may conduct hedging activities in connection with our portfolio management. When we engage in hedging activities, we intend to do so in a manner consistent with our election to qualify as a REIT. The goal of any hedging strategy we adopt will be to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, if we implement a hedging program, it would likely be formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-backed securities held in our investment portfolio, as well as differences between the interest rate adjustment indices and maturity or reset periods related to our mortgage-backed securities and our borrowings.

      Under the REIT rules of the Internal Revenue Code, some hedging activities produce income which is not qualifying income for purposes of the REIT gross income tests or create assets which are not qualifying assets for purposes of the REIT assets test. As a result, we may have to terminate certain hedging activities before the benefits of such activities are realized. In the case of excess hedging income, we would be required to pay a penalty tax for failure to satisfy certain REIT income tests under the Internal Revenue Code if the excess is due to reasonable cause and not willful neglect. In the case of having excess value in relation to mortgage-related assets, the penalty would result in our disqualification as a REIT. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

      Prepayment Risk Management. We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We expect to accomplish this by using a variety of techniques which include, without limitation, structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-backed securities based on mortgage loans with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage-backed securities at a premium and at a discount. We intend to monitor prepayment risk through the periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, distributions, cash flow and net balance sheet market value.

      We believe that we have developed cost-effective asset/liability management policies to mitigate interest rate and prepayment risks. We continually monitor our risk management strategies as market conditions change. However, no strategy can completely insulate us from interest rate and prepayment risks. Further, as noted above, certain of the U.S. federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to fully hedge our interest rate and prepayment risks. Therefore, we could be prevented from effectively hedging our interest rate and prepayment risks.

Description of Mortgage-Related Assets

Mortgage-Backed Securities

      Pass-Through Certificates. We expect principally to invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

      A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments can arise due to sale of the underlying property, refinancing, foreclosure, or other events. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium pre-pays at a higher than expected rate, then the value of the premium would be eroded at a faster than expected rate. Similarly, if a discount mortgage pre-pays at a lower than expected rate, the amortization towards par would be accumulated at a slower than expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

      In general, but not always, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage-backed securities generally decline. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-backed securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of mortgage-backed securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

      Payment of limited amounts of principal and interest on some mortgage pass-through securities, although not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae or Freddie Mac. Mortgage-backed securities created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees, including individual loan, title, pool and hazard insurance and letters of credit, which may be issued by governmental entities, private insurers or the mortgage poolers.

      The mortgage loans underlying pass-through certificates can generally be classified in the following four categories:

•	Adjustable-Rate Mortgages. Adjustable-rate mortgages, or ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates. This may be attractive to some mortgage investors.

•	Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgage’s price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity. One way to attempt to lower the price sensitivity of a portfolio of fixed-rate mortgages is to buy those with shorter remaining terms or maturities.

•	Hybrid Adjustable-Rate Mortgages. A recent development in the mortgage market has been the popularity of ARMs that do not reset at regular intervals. Many of these ARMs have a fixed-rate for the first few years of the loan — typically three, five, seven or 10 years — and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a “traditional” ARM. Hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be low. The ability of hybrid ARMs to exhibit low price sensitivity to interest rates can be attractive to some mortgage investors.

•	Balloon Maturity Mortgages. Balloon maturity mortgages are a type of fixed-rate mortgage. Thus, they have a static interest rate for the life of the loan. However the term of the loan is usually quite short and is less than the amortization schedule of the loan. Typically, this term or maturity is less than seven years. When the mortgage matures, the investor receives all of his principal back. This is effectively a price reset of the invested principal to par. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines. In fact, the price sensitivity for an agency balloon mortgage with a set maturity is actually lower than that for an agency hybrid ARM with the same time to interest rate reset. The ability of a balloon mortgage to have low price sensitivity to interest rates can be attractive for some mortgage investors.

      Collateralized Mortgage Obligations. Collateralized mortgage obligations, or CMOs, are a type of mortgage-backed security. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. CMOs are structured into multiple classes, or tranches, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

      Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity. As is the case with traditional ARMs, hybrid ARMs and balloons, this low price sensitivity may be attractive to some mortgage investors.

      Mortgage Derivative Securities. Although we do not have any intention to do so in the near term, we may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities allow the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities can be highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest, or interest only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities representing the right to receive principal only or a disproportionate amount of principal, or principal only derivatives, would be likely to increase or decrease in the event of faster or slower prepayment speeds, respectively.

      We may also invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, including LIBOR or the 11th District Cost of Funds Index, or COFI. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater while any drop in the index rate causes an increase in the coupon of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters are associated with greater volatility in their market prices.

      We may also invest in other mortgage derivative securities that may be developed in the future.

      Subordinated Interests. We may also acquire subordinated interests, which are classes of mortgage-backed securities that are junior to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. The subordination may be for all payment failures on the mortgage loans securing or underlying such series of mortgage securities. The subordination will not be limited to those resulting from particular types of risks, including those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of mortgage-related securities or may be limited in amount.

Mortgage Loans

      We may acquire and accumulate mortgage loans (i.e., fixed-rate, ARMs, hybrid and balloon mortgage loans) as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. Pursuant to our asset acquisition policies, the aggregate amount of any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I or Category II assets, will not constitute more than 10% of our total assets at any time. All mortgage loans, if any, will be acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac, Ginnie Mae or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution. We do not intend to obtain additional appraisals at the time of acquiring any mortgage loans.

      Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy will limit the amount and/or type of mortgage loans we may acquire.

Other Investments

      We may acquire other investments that include equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities, and residential mortgage loans other than high-credit quality mortgage loans. These investments are generally considered Category III investments under our asset acquisition policy and shall be limited to 10% of our total assets.

      We also intend to operate in a manner that will not subject us to regulation under the Investment Company Act. Our board of directors has the authority to modify or waive our current operating policies and our strategies without prior notice to you and without stockholder approval.

Investment Strategy

      Our strategy is to invest primarily in U.S. agency and other highly-rated single-family adjustable-rate and fixed-rate mortgage-backed securities. We acquire these investments in the secondary market and seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not construct our overall investment portfolio in order to express a directional expectation for interest rates or mortgage prepayment rates. Future interest rates and mortgage prepayment rates are very difficult to predict and, as a result, we seek to acquire mortgage-backed securities which we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios. When evaluating the purchase of mortgage-backed securities, we analyze whether the purchase will permit us to continue to satisfy the minimum 55% portfolio whole-pool requirement, with which we must comply to maintain our REIT status. We also assess the relative value of the mortgage-backed security and how well it would fit into our existing portfolio of mortgage-backed securities. Many aspects of a mortgage-backed security, and the dynamic interaction of its characteristics with those of our portfolio, can influence our perception of what that security is worth and the amount of premium we would be willing to pay to own the specific security. The characteristics of each potential investment we analyze generally include, but are not limited to, the following:

•	origination year — the underwriting year for the mortgages comprising the mortgage-backed security. This characteristic helps to determine how “seasoned” the mortgage-backed security is and can influence our expectations for the investment’s future cash flows. In the current low interest rate environment, mortgages that were originated several years ago (when interest rates were higher) tend to have been refinanced. Those borrowers who did not refinance their homes during the period of lower interest rates may be relatively less likely (than more recent borrowers) to refinance during the remaining life of their mortgages. Therefore, the expected cash flows from a potential investment with an earlier origination year could exhibit less sensitivity to changes in interest rates.

•	originator — the financial services entity that underwrites the mortgages comprising the mortgage-backed security. Originators do not have homogeneous underwriting standards. The particular underwriting standards utilized by an originator tend to influence the characteristics of the borrowers in its mortgage loan pools which, in turn, can influence the pool’s prepayment rates and other cash flows. When analyzing a pool of mortgages, it can be useful to review the historical cash flows exhibited by the originator’s prior mortgage loan pools. For example, we may limit the premium we would be willing to pay for a security if the originator has a history of early refinancings. The quality of the originator’s underwriting standards and the terms it offers borrowers can also be important to our purchase decisions. These variables potentially include the originator’s required loan documentation, FICO scores, loan-to-value ratios, prepayment penalties, cap rates, and assumability terms. Any of these variables might influence our expectations regarding the timing of cash flows from an originator’s mortgage-backed securities and, thus, their attractiveness for our portfolio.

•	coupon — the weighted-average mortgage coupon of the mortgage-backed security. Higher coupons are initially attractive because they can generate more interest income for us than lower-coupon mortgage-backed securities. However, the sustainability of cash flows from higher-coupon pools is less predictable because, all else being equal, higher-coupon mortgages have a greater probability of being refinanced than lower-coupon mortgages. We generally analyze a mortgage-backed security’s coupon in comparison to current market rates to form an expectation regarding how sustainable the interest income from the investment will be.

•	margin — the spread between an adjustable-rate mortgage’s market index and the interest rate that the borrower must pay to service the mortgage. Similar to higher coupons, higher margins are attractive because they can generate more interest income for us than lower-margin mortgage-backed securities. However, higher-margin mortgage pools may be more prone to experience faster refinancing rates because high-margin borrowers are relatively more likely to find opportunities to refinance into mortgages with lower spreads to the index. As a result, the sustainability of the yield from an investment in a high-margin mortgage pool is less certain and the premium we would be willing to pay on such an investment, all else being equal, is less.

•	periodic cap — the amount by which the interest rate on an adjustable-rate mortgage can adjust during a specified period, usually six or 12 months. In rapidly rising interest rate environments, higher periodic caps are more attractive because they reduce the risk of the adjustable-rate mortgage coupon not being able to reset fully upwards to the current market rate. Conversely, in rapidly falling interest rate environments, lower periodic caps increase the probability that the mortgage’s coupon will reset to a level that remains above the current market rate.

•	lifetime cap — the maximum interest rate that a specific adjustable-rate mortgage can have during its lifetime. The lifetime cap of a mortgage is often correlated with market interest rates at the time of origination. An adjustable-rate mortgage originated in a low interest rate environment frequently will have a lower lifetime cap than a comparably structured mortgage originated in a high interest rate environment. If interest rates rise sufficiently, an adjustable-rate mortgage with a lifetime cap can effectively behave like a fixed-rate mortgage because the coupon of the adjustable-rate mortgage cannot adjust above the lifetime cap, and will thus remain effectively fixed at that level until rates fall. Higher lifetime caps tend to make particularly structured hybrid or adjustable-rate mortgage pools more attractive investment candidates.

•	time-to-reset — the number of months before the current coupon of the hybrid or adjustable-rate mortgage will reset. Time-to-reset is an important consideration as we structure the timing of interest rate adjustments on the mortgage-backed securities in our portfolio relative to changes in our borrowing costs.

•	loan-to-value — the ratio between the original loan amount and the value of the collateral securing the mortgage loan. We consider this factor less important in a decision to purchase agency-backed mortgage securities but it can be an important factor when purchasing non-agency securities. This factor also influences the subordination levels required by the national rating agencies to receive AAA-rated status.

•	geographic dispersion — the degree to which the properties underlying the pooled mortgage loans are geographically dispersed. We prefer greater geographic dispersion because we wish to limit our exposure to specific states or regions (which might be experiencing relatively greater economic difficulties) to create a more stable portfolio.

•	price and prepayment expectations — the expected yield of the mortgage-backed security under various assumptions about future economic conditions. A mortgage-backed security’s ultimate yield is determined by its price and its actual prepayment levels. We generally form expectations, based on the above factors, regarding how the mortgage pool’s prepayment levels will change over time, including in response to possible changes in prevailing interest rates and other economic conditions, so as to determine whether its offered price creates a yield that is attractive and fits well with the expected structure of our portfolio and our borrowing costs under those scenarios.

      We generally consider these factors when evaluating an investment’s relative value and the impact it would likely have on our overall portfolio. We do not assign a particular weight to any factor because the relative importance of the various factors varies, depending upon the characteristics we seek for our portfolio and our borrowing cost structure.

      We do not currently originate mortgage loans or provide other types of financing to the owners of real estate and we do not service any mortgage loans. However, in the future, we may elect to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of financing.

Financing Strategy

      We expect to finance the acquisition of our mortgage-backed securities with short-term borrowings and term loans with a term of less than one year and, to a lesser extent, equity capital. After analyzing the then-applicable interest rate yield curves, we may finance with long-term borrowings from time to time. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We expect to use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital and leverage policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions.

      We expect to borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature. We intend to actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we expect to enter into repurchase agreements only with institutions we believe are financially sound and which meet credit standards approved by our board of directors.

Industry Trends

      We believe fundamental changes are occurring in the U.S. mortgage market, resulting in the shifting of investment capital and mortgage-related assets out of traditional lending and savings institutions and into new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Internal Revenue Code. We believe that traditional mortgage investment companies, such as banks, thrifts and insurance companies, provide less attractive investment structures for investing in mortgage-related assets because of the costs associated with regulation, infrastructure and corporate level taxation. As a REIT, we can generally pass through earnings to our stockholders without incurring an entity-level federal income tax, thereby allowing us to make higher distributions than institutions with similar investments that are subject to federal income tax on their earnings. Additionally, with the development of highly competitive national mortgage markets (which we believe is partly due to the expansion of government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae), local and regional mortgage originators have lost market share to more efficient mortgage originators who compete nationally. The growth of the secondary mortgage market, including new securitization techniques, has also resulted in financing structures that can be utilized efficiently to fund leveraged mortgage portfolios and better manage interest rate risk.

      The U.S. residential mortgage market has experienced considerable growth over the past 11 years, with total outstanding U.S. residential mortgage debt growing from approximately $3.0 trillion in 1992 to approximately $7.1 trillion as of September 30, 2003, according to the Federal Reserve. According to the same source, the total amount of U.S. residential mortgage debt securitized into mortgage-backed securities has grown from approximately $1.4 trillion in 1992 to approximately $4.1 trillion as of

September 30, 2003, approximately $3.3 trillion of which was agency-backed and therefore generally consistent with our investment guidelines. As of September 30, 2003, approximately $47.2 billion of the available mortgage-backed securities was held by REITs.

Competition

      When we invest in mortgage-backed securities and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage-backed securities, resulting in higher prices and lower yields on assets.

Certain Federal Income Tax Considerations

      The following discussion summarizes the material U.S. federal income tax considerations regarding our qualification and taxation as a REIT and the material U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our common stock. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships, and persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that you will hold our common stock as a “capital asset,” generally property held for investment, under the Internal Revenue Code.

      You are urged to consult with your own tax advisor regarding the specific consequences to you of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

General

      We intend to make an election to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2003. Our qualification and taxation as a REIT depend on our ability to meet, through actual annual operating results, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Internal Revenue Code discussed below. No assurance can be given that our actual results for any particular taxable year will satisfy these requirements. See “— Failure to Qualify as a REIT.” In addition, qualification as a REIT depends on future transactions and events that cannot be known at this time.

      So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay U.S. federal income tax, however, as follows:

•	we will be required to pay tax at regular corporate rates on any undistributed REIT taxable net income, including undistributed net capital gain;

•	we may be required to pay the “alternative minimum tax” on our items of tax preference; and

•	if we have (1) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

      We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

      If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

•	the greater of (1) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (2) the amount by which 90% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by,

•	a fraction intended to reflect our profitability.

      We will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

•	85% of our real estate investment trust ordinary income for the year;

•	95% of our real estate investment trust capital gain net income for the year; and

•	any undistributed taxable income from prior periods.

      This distribution requirement is in addition to, and different from the distribution requirements discussed below in the section entitled “— Distributions Generally.”

      If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Internal Revenue Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the 10-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over

•	our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset.

      A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in this paragraph with respect to the recognition of gain will apply unless we make an election under Treasury regulation Section 1.337(d)-7(c) to cause the C corporation to recognize all of the gain inherent in the property at the time of acquisition of the asset.

      Finally, we could be subject to an excise tax if our dealings with any taxable REIT subsidiaries are not at arm’s length.

Requirements for Qualification as a REIT

      The Internal Revenue Code defines a REIT as a corporation, trust or association:

(i) that is managed by one or more trustees or directors;

(ii) that issues transferable shares or transferable certificates to evidence beneficial ownership;

(iii) that would be taxable as a domestic corporation but for Sections 856 through 859 of the Internal Revenue Code;

(iv) that is not a financial institution or an insurance company within the meaning of the Internal Revenue Code;

(v) that is beneficially owned by 100 or more persons;

(vi) not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year; and

(vii) that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

      The Internal Revenue Code provides that all of the first four conditions stated above must be met during the entire taxable year and that the fifth condition must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. The fifth and sixth conditions do not apply until after the first taxable year for which an election is made to be taxed as a REIT.

Stock Ownership Tests

      Our stock must be beneficially held by at least 100 persons, which we refer to as the “100 stockholder rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, which we refer to as the “5/50 rule.” In determining whether five or fewer individuals hold our shares, certain attribution rules of the Internal Revenue Code apply. For purposes of the 5/50 rule, pension trusts and other specific tax-exempt entities generally are treated as individuals, except that certain tax-qualified pension funds are not considered individuals and beneficiaries of such trusts are treated as holding shares of a REIT in proportion to their actuarial interests in the trust for purposes of the 5/50 rule. Our charter imposes repurchase provisions and transfer restrictions to avoid having more than 50% of the value of our stock being held by five or fewer individuals. These stock ownership requirements must be satisfied in each taxable year other than the first taxable year for which an election is made to be taxed as a REIT. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. We will be treated as satisfying the 5/50 rule if we comply with the demand letter and record keeping requirements discussed below, and if we do not know, and by exercising reasonable diligence would not have known, whether we failed to satisfy the 5/50 rule. We satisfied the stock ownership tests immediately following our initial public offering and we will use reasonable efforts to monitor our stock ownership in order to ensure continued compliance with these tests. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status.

      To monitor our compliance with the stock ownership tests, we are required to maintain records regarding the actual ownership of our shares of stock. To do so, we are required to demand written statements each year from the record holders of certain percentages of our shares of stock in which the record holders are to disclose the actual owners of the shares (i.e., the persons required to include our dividends in gross income). A REIT with 2,000 or more record stockholders must demand statements from record holders of 5% or more of its shares, one with fewer than 2,000, but more than 200, record stockholders must demand statements from record holders of 1% or more of the shares, while a REIT with 200 or fewer record stockholders must demand statements from record holders of 0.5% or more of the shares. A list of those persons failing or refusing to comply with this demand must be maintained as part of our records. A stockholder who fails or refuses to comply with the demand must submit a statement with his tax return disclosing the actual ownership of the shares of stock and certain other information.

Income Tests

      We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•	under the “75% gross income test,” we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, and income from certain types of temporary investments; and

•	under the “95% gross income test,” we must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (1) the sources of income that satisfy the 75% gross income test, (2) dividends, interest and gain from the sale or disposition of stock or securities, including some interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire qualified real estate assets, or (3) any combination of the foregoing.

      For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for U.S. federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100% owned corporate subsidiary of a REIT).

      Any amount includable in our gross income with respect to a regular or residual interest in a REMIC generally also is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if we held such assets), we will be treated as receiving directly our proportionate share of the income of the REMIC. In addition, if we receive interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date we became committed to make or purchase the mortgage loan, a portion of the interest income, equal to (1) such highest principal amount minus such value, divided by (2) such highest principal amount, generally will not be qualifying income for purposes of the 75% gross income test. Interest income received with respect to non-REMIC pay-through bonds and pass-through debt instruments, such as collateralized mortgage obligations or CMOs, however, will not be qualifying income for this purpose.

      Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

      If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are entitled to relief under the Internal Revenue Code. Generally, we may avail ourselves of the relief provisions if:

•	our failure to meet these tests was due to reasonable cause and not due to willful neglect;

•	we attach a schedule of the sources of our income to our U.S. federal income tax return; and

•	any incorrect information on the schedule was not due to fraud with intent to evade tax.

      If we are entitled to avail ourselves of the relief provisions, we will maintain our qualification as a REIT but will be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.

Asset Tests

      At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

•	at least 75% of the value of our total assets must be represented by qualified real estate assets, cash, cash items and government securities;

•	not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test;

•	of the investments included in the 25% asset class, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities, in each case except with respect to stock of any taxable REIT subsidiaries; and

•	the value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

      Qualified real estate assets include interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of “real estate assets” (determined as if we held such assets), we will be treated as holding directly our proportionate share of the assets of such REMIC), and shares of other REITs. Non-REMIC CMOs, however, do not qualify as qualified real estate assets for this purpose.

      A “taxable REIT subsidiary” is any corporation in which we own stock and as to which we and such corporation jointly elect to treat such corporation as a taxable REIT subsidiary. For purposes of the asset tests, we will be deemed to own a proportionate share of the assets of any partnership, or any limited liability company treated as a partnership for U.S. federal income tax purposes, in which we own an interest, which share is determined by reference to our capital interest in the entity, and will be deemed to own the assets owned by any qualified REIT subsidiary and any other entity that is disregarded for U.S. federal income tax purposes.

      After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If we fail to satisfy the asset tests because we acquire securities or other property during a quarter, we can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. For this purpose, an increase in our capital interest in any partnership or limited liability company in which we own an interest will be treated as an acquisition of a portion of the securities or other property owned by that partnership or limited liability company.

      We may at some point securitize mortgage loans and/or mortgage-backed securities. If we were to securitize mortgage-related assets ourselves on a regular basis (other than through the issuance of non-REMIC CMOs), there is a substantial risk that the securities could be “dealer property” and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions. Accordingly, where we intend to sell the securities created by that process, we expect that we will engage in the securitization through one or more taxable REIT subsidiaries, which will not be subject to this 100% tax. We also may securitize such mortgage-related assets through the issuance of non-REMIC CMOs, whereby we retain an equity interest in the mortgage-backed assets used as collateral in the securitization transaction. The issuance of any such instruments could result in a portion of our assets being classified as a taxable mortgage pool, which would be treated as a separate corporation for U.S. federal income tax purposes, which in turn could jeopardize our status as a REIT. We intend to structure our securitizations in a manner that would not result in the creation of taxable mortgage pool.

Annual Distribution Requirements

      To maintain our qualification as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:

•	90% of our REIT taxable net income, plus

•	90% of our after tax net income, if any, from foreclosure property, minus

•	the excess of the sum of specified items of our non-cash income items over 5% of REIT taxable net income, as described below.

      For purposes of these distribution requirements, our “REIT taxable net income” is computed without regard to the dividends paid deduction and net capital gain. In addition, for purposes of this test, the specified items of non-cash income include income attributable to leveled stepped rents, certain original issue discount, certain like-kind exchanges that are later determined to be taxable and income from cancellation of indebtedness. In addition, if we disposed of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation and we did not elect to recognize gain currently in connection with the acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognize on a disposition of the asset within the 10 year period following our acquisition of such asset, to the extent that such gain does not exceed the excess of:

•	the fair market value of the asset on the date we acquired the asset, over

•	our adjusted basis in the asset on the date we acquired the asset.

      Only distributions that qualify for the “dividends paid deduction” available to REITs under the Internal Revenue Code are counted in determining whether the distribution requirements are satisfied. We must make these distributions in the taxable year to which they relate, or in the following taxable year if they are declared before we timely file our tax return for that year, paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

      In addition, dividends distributed by us must not be preferential. If a dividend is preferential, it will not qualify for the dividends paid deduction. To avoid being preferential, every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated other than according to its dividend rights as a class.

      To the extent that we do not distribute all of our net capital gain, or we distribute at least 90%, but less than 100%, of our REIT taxable net income, as adjusted, we will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates. Furthermore, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (1) 85% of our REIT ordinary income for such year, (2) 95% of our REIT capital gain income for such year, and (3) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. We intend to make timely distributions sufficient to satisfy the annual distribution requirements.

      Under certain circumstances, we may be able to rectify a failure to meet the distribution requirements for a year by paying “deficiency dividends” to its stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

Failure to Qualify as a REIT

      If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Internal Revenue Code do not apply, we will be required to pay taxes, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT will not be deductible by us and we will not be required to distribute any amounts to our stockholders. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to our stockholders will be taxable at ordinary income rates to the extent of our current and accumulated earnings and profits. In this event, corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification.

Taxation of Taxable United States Stockholders

      For purposes of the discussion in this Form 10-K, the term “United States stockholder” means a beneficial holder of our stock that is, for U.S. federal income tax purposes:

•	a citizen or resident of the United States (as determined for U.S. federal income tax purposes);

•	a corporation, partnership, or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•	a trust whose administration is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust.

Distributions Generally

      Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will be taxable to United States stockholders as ordinary dividends. Such REIT dividends generally are ineligible for the new reduced 15% tax rate for dividends received by individuals, trusts and estates. However, such rate will apply to the extent that we make distributions attributable to amounts, if any, we receive as dividends from non-REIT corporations or to the extent that we make distributions attributable to income that was subject to tax at the REIT level. Provided that we qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder, and will reduce the adjusted tax basis that each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in its stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year. The calculation of the amount of distributions that are applied against or exceed adjusted tax basis are made on a share-by-share basis. To the extent that we make distributions, if any, that are attributable to excess inclusion income, such amounts may not be offset by net operating losses of a United States stockholder. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the year preceding the year of payment. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

Capital Gain Distributions

      Distributions designated by us as capital gain dividends will be taxable to United States stockholders as capital gain income. We can designate distributions as capital gain dividends to the extent of our net capital gain for the taxable year of the distribution. For tax years prior to 2009, this capital gain income will generally be taxable to non-corporate United States stockholders at a 15% or 25% rate based on the characteristics of the asset we sold that produced the gain. United States stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income.

Retention of Net Capital Gains

      We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, our stockholders would generally:

•	include their proportionate share of our undistributed net capital gains in their taxable income;

•	receive a credit for their proportionate share of the tax paid by us in respect of such net capital gain; and

•	increase the adjusted basis of their stock by the difference between the amount of their share of our undistributed net capital gain and their share of the tax paid by us.

Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

      Distributions we make, undistributed net capital gain includible in income and gains arising from the sale or exchange of our stock by a United States stockholder will not be treated as passive activity income. As a result, United States stockholders will not be able to apply any “passive losses” against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, and undistributed net capital gain includible in our stockholders’ income, generally will be treated as investment income for purposes of computing the investment interest limitation under the Internal Revenue Code, provided the proper election is made. If we, or a portion of our assets, were to be treated as a taxable mortgage pool, or if we were to acquire REMIC residual interests, our stockholders (other than certain thrift institutions) may not be permitted to offset certain portions of the dividend income they derive from our shares with their current deductions or net operating loss carryovers or carrybacks. The portion of a stockholder’s dividends that will be subject to this limitation will equal the allocable share of our “excess inclusion income.”

Dispositions of Stock

      A United States stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder’s adjusted tax basis in the stock. This gain or loss generally will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. However, any loss recognized by a United States stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us which were required to be treated as long-term capital gains. For tax years prior to 2009, capital gain of an individual United States stockholder is generally taxed at a maximum rate of 15% where the property is held for more than one year. The deductibility of capital loss is limited.

Information Reporting and Backup Withholding

      We report to our United States stockholders and the IRS the amount of dividends paid during each calendar year, along with the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact, or provides a taxpayer identification number or social security number, certifying as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A United States stockholder that does not provide. us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A United States stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable, provided the proper forms are filed on a timely basis. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status. The backup withholding tax rate currently is 28%.

Taxation of Tax-Exempt Stockholders

      The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Internal Revenue Code, i.e., property the acquisition or holding of which is or is treated as financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold an asset that gives rise to “excess inclusion” income, as defined in Section 860E of the Internal Revenue Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we were to hold residual interests in a REMIC, or if we or a pool of our assets were to be treated as a taxable mortgage pool, a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, we cannot assure you that that the IRS might not successfully maintain that such a taxable mortgage pool exists.

      For tax-exempt stockholders that are social clubs, voluntary employees’ beneficiary associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from U.S. federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Internal Revenue Code, respectively, income from an investment in our stock will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. Any prospective investors should consult their tax advisors concerning these “set aside” and reserve requirements.

      Notwithstanding the above, however, a substantial portion of the dividends received with respect to our stock may constitute unrelated business taxable income, or UBTI, if we are treated as a “pension-held REIT” and you are a pension trust which:

•	is described in Section 401(a) of the Internal Revenue Code; and

•	holds more than 10%, by value, of our equity interests.

      Tax-exempt pension funds that are described in Section 401 (a) of the Internal Revenue Code and exempt from tax under Section 501(a) of the Internal Revenue Code are referred to below as “qualified trusts.” A REIT is a “pension-held REIT” if:

•	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Internal Revenue Code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

•	either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

      The percentage of any REIT dividends treated as unrelated business taxable income under these rules is equal to the ratio of:

•	the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to

•	the total gross income, less directly related expenses, of the REIT.

      A de minimis exception applies where this percentage is less than 5% for any year. As a result of the limitations on the transfer and ownership of stock contained in our charter, we do not expect to be classified as a pension-held REIT.

Taxation of Non-United States Stockholders

      The rules governing U.S. federal income taxation of non-United States stockholders are complex and no attempt will be made herein to provide more than a summary of these rules. “Non-United States stockholders” mean beneficial owners of shares of our stock that are not United States stockholders (as such term is defined in the discussion above under the heading entitled “Taxation of Taxable United States Stockholders”).

PROSPECTIVE NON-U.S. STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE, AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

      Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of U.S. real property interests and that are not designated by us as capital gain dividends or retained capital gains will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions, and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation, unless a treaty reduces or eliminates these taxes. We expect to withhold-tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

•	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-United States stockholder with us; or

•	the non-United States stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

      Any portion of the dividends paid to non-United States stockholders that is treated as excess inclusion income will not be eligible for exemption from the 30% withholding tax or a reduced treaty rate.

      Distributions in excess of our current and accumulated earnings and profits that are not treated as attributable to the gain from our disposition of a U.S. real property interest will not be taxable to non-United States stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-United States stockholder’s stock, these distributions will give rise to tax liability if the non-United States stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against U.S. tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits and the proper forms are filed with the IRS by the stockholder on a timely basis. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a U.S. real property interest because we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.

      Distributions attributable to our capital gains which are not attributable to gain from the sale or exchange of a U.S. real property interest generally will not be subject to income taxation, unless (1) investment in our stock is effectively connected with the non-United States stockholder’s U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to such gain (and a corporate non-United States stockholder may also be subject to the 30% branch profits tax), or (2) the non-United States stockholder is a non-resident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual’s capital gains.

      For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or mortgage-backed securities, will be taxed to a non- United States stockholder under the provisions of the Foreign Investment in Real Property Tax Act, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-United States stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business. Non-United States stockholders thus would be taxed at the normal capital gain rates applicable to United States stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-U.S. corporate stockholder. We are required to withhold 35% of any distribution paid to a non-United States stockholder that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-United States stockholder’s FIRPTA tax liability, provided the proper forms are filed on a timely basis.

      Gains recognized by a non-United States stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-United States stockholders. Because our stock is publicly traded/widely held, we cannot assure our investors that we are or will remain a domestically controlled REIT. Even if we are not a domestically controlled REIT, however, a non-United States stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if our shares are traded on an established securities market.

      If gain from the sale of the stock were subject to taxation under FIRPTA, the non-United States stockholder would be subject to the same treatment as United States stockholders with respect to that gain, subject to applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals, and the possible application of the 30% branch profits tax in the case of non-U.S. corporations. In addition, the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS.

      Gains not subject to FIRPTA will be taxable to a non-United States stockholder if the non-United States stockholder’s investment in the stock is effectively connected with a trade or business in the

U.S. (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to that gain; or the non-United States stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Information Reporting and Backup Withholding for Non-United States Stockholders

      If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 28%) unless the disposing non-United States stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (1) a “controlled foreign corporation” for U.S. federal income tax purposes, (2) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (3) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (4) a foreign partnership engaged in the conduct of a trade or business in the U.S., then (a) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (b) information reporting will not apply if the non-United States stockholder satisfies certification requirements regarding its status as a foreign stockholder. Other information reporting rules apply to non-United States stockholders, and prospective non-United States stockholders should consult their own tax advisors regarding these requirements.

New Legislation and Possible Legislative or Other Action Affecting Tax Consequences

      Recently enacted legislation reduced the maximum tax rate of non-corporate taxpayers for capital gains generally from 20% to 15% (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends payable to non-corporate taxpayers generally from 38.6% to 15% (for taxable years beginning after December 31, 2002 and before January 1, 2009). As discussed above at “Taxation of Taxable United States Stockholders — Distributions Generally,” dividends paid by REITs are generally not eligible for the new 15% federal income tax rate, with certain exceptions. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our stock.

      You should recognize that the present U.S. federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations thereof could affect the tax consequences of an investment in us.

      In particular, legislation was recently introduced in both the United States House of Representatives and the United States Senate that would amend certain rules relating to REITs. Among other changes, the proposed legislation would provide the Internal Revenue Service with the ability to impose monetary penalties, rather than a loss of REIT status, for reasonable cause violations of certain tests relating to REIT qualification. The proposed legislation would also change the formula for calculating the tax imposed for certain violations of the 75% and 95% gross income tests discussed above at “— Requirements for Qualification as a REIT — Income Tests.” In general, the changes would apply to taxable years beginning after the date the legislation is enacted. As of the date hereof, this legislation has not been enacted into law, and it is not possible to predict with any certainty whether the proposed legislation will be enacted in its current form.

State, Local and Foreign Taxation

      We may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which we transact business or make investments, and our stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Our state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. In addition, a stockholder’s state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. Consequently, prospective investors should consult their tax advisors regarding the effect of state, local and foreign tax laws on an investment in our stock.

Employees

      Our day-to-day operations are externally managed and advised by our manager, Seneca Capital Management LLC. At December 31, 2003 we had two full-time employees. We employ a full-time chief financial officer, Christopher J. Zyda, whose primary responsibilities include monitoring the Manager’s performance under our Management Agreement, as well as a full-time controller.

      We do not employ any of our officers other than Mr. Zyda. Our other executive officers are employees and/or officers of Seneca Capital Management LLC and are compensated by Seneca Capital Management LLC.

Website Access to our Periodic SEC Reports

      The Internet address of our corporate website is www.luminentcapital.com. We make our periodic SEC reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by our directors, officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. The information on our website is not a part of this Form 10-K.

      Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that will contain our reports, proxy and information statements, and other information regarding our company that we will file electronically with the SEC.

Item 2.	Properties

      Our principal offices are located at 909 Montgomery Street, Suite 500, San Francisco, California 94133. We utilize approximately 1,500 square feet of space provided by our manager.

Item 3.	Legal Proceedings

      At December 31, 2003, there were no pending legal proceedings to which we were party or of which any of our properties were subject.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Prior to our initial public offering, our common stock was not listed or quoted on any national exchange or market system. However, certain of our stockholders privately sold shares of our common stock using the PORTAL system. Commencing December 19, 2003, our common stock has been listed on the NYSE under the symbol “LUM.” The following table sets forth the intra-day high and low sale prices for our common stock as reported on the PORTAL Market of which we are aware (for dates prior to December 19, 2003) and as reported on the NYSE (for dates on or after December 19, 2003) for each quarterly period since June 11, 2003, the date of our private placement:

	Common Stock

2003	High	Low

Second Quarter (from June 11, 2003)	$15.35	$15.00
Third Quarter	$15.60	$15.00
Fourth Quarter	$15.00	$13.00

Holders

      As of February 23, 2004, we had 24,841,146 shares of common stock issued and outstanding which were held by 17 holders of record. The 17 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of hundreds of beneficial owners of our common stock.

Distribution Policy

      The following table sets forth, for the periods indicated, the cash distributions declared per share of our common stock since June 11, 2003, the date of our private placement:

Cash Distributions
2003	Declared Per Share

Second Quarter (from June 11, 2003)	$—
Third Quarter	$0.50
Fourth Quarter	$0.45

      Our distributions declared to date are not necessarily indicative of distributions that we will declare in the future. We expect that future distributions will be based on our REIT taxable net income in future periods, which we cannot predict with any certainty. All distribution declarations are made at the discretion of our board of directors.

      On November 17, 2003, we paid a cash distribution of $0.50 per share to our stockholders of record on October 21, 2003. On January 28, 2004, we paid a cash distribution of $0.45 per share to our stockholders of record on December 11, 2003. All of the distributions are a taxable dividend, and none of the distribution is a return of capital. Both distributions were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering. We did not distribute $282 thousand of our REIT taxable net income for the period from April 26, 2003 through December 31, 2003. We intend to declare a spillback distribution in this amount during 2004.

      We intend to distribute all or substantially all of our REIT taxable net income (which does not ordinarily equate to net income as calculated in accordance with accounting principles generally accepted in the United States, which are known as GAAP) to our stockholders in each year. We intend to make regular quarterly distributions to our stockholders to be paid out of funds readily available for such distributions. Our distribution policy is subject to revision at the discretion of our board of directors without notice to you or stockholder approval. We have not established a minimum distribution level and our ability to make distributions may be harmed for the reasons described under the caption “Risk Factors.” All distributions will be made by us at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland general corporation law, or MGCL, and such other factors as our board of directors deems relevant.

      In order to avoid corporate income and excise tax and to maintain our qualification as a REIT under the Internal Revenue Code, we must make distributions to our stockholders each year in an amount at least equal to:

•	90% of our REIT taxable net income;

•	plus 90% of the excess of net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code;

•	minus any excess non-cash income.

      In general, our distributions will be applied toward these requirements only if paid in the taxable year to which they relate, or in the following taxable year if the distributions are declared before we timely file our tax return for that year, the distributions are paid on or before the first regular distribution payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. Distributions declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in such a month are treated as both paid by us and received by the stockholder during such taxable year, provided that the distribution is actually paid by us by January 31 of the following taxable year.

      We anticipate that distributions generally will be taxable as ordinary income to our stockholders, although a portion of such distributions may be designated by us as capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

      We will seek to borrow between eight and 12 times the amount of our equity, and as of December 31, 2003 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2003.

      In the future, our board of directors may elect to adopt a dividend reinvestment plan.

Equity Compensation Plan

      Effective June 4, 2003, we adopted a 2003 Stock Incentive Plan and a 2003 Outside Advisors Stock Incentive Plan pursuant to which up to 1,000,000 shares of our common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to employees and officers, individual consultants or advisors who render or have rendered bona fide services, and officers, employees or directors of the Manager as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards, and dividend equivalent rights.

      The following table illustrates common stock authorized for issuance under the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan as of December 31, 2003:

(c) Number of
Securities Remaining
	(a) Number of		Available for Future
	Securities to Be Issued	(b) Weighted-Average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Incentive plans approved by stockholders	55,000	$14.82	945,000
Incentive plans not approved by stockholders	—	—	—

Total	55,000	$14.82	945,000 (1)

(1)	At December 31, 2003, the maximum number of shares of common stock that may be delivered pursuant to awards granted under both plans is 945,000 shares of our common stock.

      See Note 6 to our financial statements in Item 8 of this annual report on Form 10-K for further information regarding the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan.

Recent Sales of Unregistered Securities

      On April 25, 2003, we issued 204,000 shares of common stock to three of our officers and seven associates of the Manager at a price of $0.001 per share.

      In two closings on June 11 and June 19, 2003, we completed a private offering of 11,092,473 shares of our common stock, $0.001 par value at an offering price of $15.00 per share, including the exercise by the initial purchaser/placement agent of its over-allotment option to purchase 1,500,000 shares of common stock. The securities were sold to Friedman, Billings, Ramsey Group Inc., or Friedman Billings Ramsey, the principal underwriter, and to a group of private accredited investors. In addition, on June 11, 2003 we issued 407,527 shares of our common stock, par value $0.001, at an offering price net of the initial purchaser’s discount of $13.95 per share, to employees and affiliates of the Manager, and other persons selected by the Manager. We received aggregate gross offering proceeds of $172.1 million from these transactions and paid aggregate underwriting commissions of $11.7 million. Aggregate other offering costs paid totaled $0.7 million. Net offering proceeds after deducting underwriting commissions and other offering costs was $159.7 million. On February 13, 2004, we registered the resale of these 11,500,000 shares of our common stock with the SEC.

      On August 4, 2003, we issued an employee stock option to purchase 50,000 shares of our common stock at an exercise price of $15.00 per share to Christopher Zyda.

      On November 3, 2003, we issued an employee stock option to purchase 5,000 shares of our common stock at an exercise price of $13.00 per share to our controller.

      On February 4, 2004, we issued an aggregate of 1,495 shares of our restricted common stock to employees under our 2003 Stock Incentive Plan. In addition, on February 4, 2004, we issued 25,651 shares of restricted common stock to our Manager pursuant to the provisions of our management agreement. The Manager subsequently assigned the restricted stock to employees of the Manager, some of whom are also officers of our company.

Use of Proceeds from Registered Securities

      In December 2003, we completed an initial public offering of 13,110,000 shares common stock, $0.001 par value at an offering price of $13.00 per share, including the exercise by the underwriter of its over-allotment option to purchase 1,710,000 shares of common stock. Our registration statement was declared effective by the SEC on December 18, 2003 (Registration No. 333-107984). Friedman Billings

Ramsey & Co., Inc., Credit Suisse First Boston LLC, JMP Securities, LLC and Flagstone Securities, LLC were the managing underwriters of the initial public offering. We received aggregate gross offering proceeds of $170.4 million from these transactions and paid aggregate underwriting commissions of $11.9 million. Aggregate other offering costs paid totaled $1.5 million. Net offering proceeds after deducting underwriting commissions and other offering costs was $157.0 million. At December 31, 2003 substantially all of the net offering proceeds had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of December 31, 2003 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

Item 6.     Selected Financial Data

      The following selected financial data are derived from our audited financial statements as of December 31, 2003 and for the period from April 26, 2003 through December 31, 2003. The selected financial data should be read in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto that are included elsewhere in this Form 10-K.

For the Period
from April 26,
2003 through
December 31,
2003
(dollars in thousands, except share and per share amounts)
Statement of Operations Data:
Interest income	$22,654
Interest expense	9,009
Net interest income	13,645
Losses on sale of mortgage-backed securities	(7,831)
Expenses	3,053
Net income	2,761
Per Common Share Data:
Net income — basic	$0.27
Net income — diluted	0.27
Cash distributions declared(1)	0.95
Book value (end of period)(2)	11.38
Common shares outstanding (end of period)	24,814,000
Weighted-average shares outstanding — basic	10,139,280
Weighted-average shares outstanding — diluted	10,139,811
Balance Sheet Data (end of period):
Mortgage-backed securities available for sale, at fair value	$352,123
Mortgage-backed securities available for sale, pledged as collateral, at fair value	1,809,822
Total mortgage-backed securities available for sale, at fair value	2,161,945
Total assets	2,179,340
Repurchase agreements	1,728,973
Total liabilities	1,896,844
Accumulated other comprehensive loss	(26,510)
Total stockholders’ equity	282,496
Financial Ratios:
Leverage ratio (period end)(3)	6.1

(1)	Cash distributions declared during the period from April 26, 2003 through December 31, 2003 were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering.

(2)	Book value is calculated as total stockholders’ equity divided by the number of shares issued and outstanding as of December 31, 2003.

(3)	Leverage is defined as total repurchase agreements divided by total stockholders’ equity. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of December 31, 2003 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “anticipate,” “estimate,” “may,” “will,” or “could” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document, our actual results may differ materially from those anticipated in such forward-looking statements.

General

      Luminent Mortgage Capital, Inc. is a REIT headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began mid-June 2003, after completing two private placements of our common stock. Our strategy is to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

      Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business which could have a material effect on the financial condition and results of operations are:

•	interest rate mismatches between our adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our borrowings used to fund our purchases of mortgage-backed securities;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	the potential for increased borrowing costs related to repurchase agreements;

•	interest rate caps related to our adjustable-rate and hybrid adjustable-rate mortgage-backed securities;

•	the overall leverage of our portfolio;

•	our ability or inability to use derivatives to mitigate our interest rate and prepayment risks;

•	the impact that increases in interest rates would have on our book value;

•	maintaining adequate borrowing capacity so that we can purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets;

•	possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	competition might prevent us from acquiring mortgage-backed securities at favorable yields, which would harm our results of operations;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	complying with REIT requirements might cause us to forego otherwise attractive opportunities.

      Management has established interest rate risk and other policies for managing the portfolio of mortgage-backed securities and the related borrowings outstanding. These policies include, but are not limited to, evaluating the level of risk we assume when purchasing adjustable-rate or hybrid adjustable-rate mortgage-backed securities which are subject to periodic and lifetime interest rate caps, matching the interest rates on our assets and liabilities, acquiring new mortgage-backed securities to replace prepaid securities, purchasing mortgage-backed securities that we believe to have favorable-risk adjusted expected returns relative to the market interest rates at the time of purchase, borrowing between eight and 12 times the amount of our stockholders’ equity, entering into derivative transactions to protect us from rising interest rates on our repurchase agreements, and monitoring our qualification as a REIT.

      Refer to the section titled “Risk Factors” for additional discussion regarding these and other risk factors which affect our business. Refer to the section “Interest Rate Risk” of Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.

Critical Accounting Policies

      Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our financial statements included in Item 8 of this annual report on Form 10-K for a complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:

Classifications of Investment Securities

      Our investments in mortgage-backed securities are classified as available-for-sale securities which are carried on the balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Mortgage-backed Securities

      Our mortgage-backed securities have fair values as determined by management with reference to price estimates provided by independent pricing services and dealers in the securities. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

      When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

      Management considers the following factors when evaluating the securities for an other-than-temporary impairment:

•	the length of the time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency; and

•	our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

      The determination of other-than-temporary impairment is evaluated at least quarterly. If we determine an impairment to be permanent we may need to realize a loss that would have an impact on future income.

Interest Income Recognition

      Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Accounting for Derivative Financial Instruments and Hedging Activities

      Our policies permit us to enter into derivative contracts, including Eurodollar futures contracts and interest rate swaps, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period.

      At December 31, 2003, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

      These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an on-going basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an on-going basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. For REIT taxable net income purposes, realized gains and losses are reclassified into earnings immediately upon contract expiration.

      We are not required to account for the futures contracts using hedge accounting as described above. If we decided not to designate the futures contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would affect periodic earnings immediately.

Management Incentive Compensation Expense

      The Management Agreement provides for the payment of incentive compensation to the Manager if our financial performance exceeds certain benchmarks. Incentive compensation is calculated on a cumulative, quarterly basis for GAAP purposes and on a stand-alone quarterly basis with an annual cumulative reconciliation calculation for incentive compensation payment purposes. During each quarter of the fiscal year, we will calculate the incentive compensation expense quarterly, on a cumulative basis, making any necessary adjustments for any expensed amounts that were recognized in previous quarters. As a result, if we experience poor quarterly performance in a particular quarter and this causes the cumulative incentive compensation expense for the current quarter to be lower than the cumulative incentive compensation for the prior quarter, we will record a negative incentive compensation expense in the current quarter. The incentive compensation is payable one-half in cash and one-half in the form of our restricted common stock.

      For the first, second and third quarters of each fiscal year, incentive compensation payments actually paid to the Manager are calculated based upon the net income and relevant performance thresholds solely for the applicable quarter, and a cumulative calculation is performed at the end of the fiscal year. As a result, during the first three quarters of each fiscal year there will be differences between incentive compensation expense, for GAAP purposes, and the incentive compensation amounts actually paid to the Manager. Any differences between these amounts will be reflected on the balance sheet as a receivable due from or payable due to the Manager. In addition, when each annual cumulative incentive compensation calculation and reconciliation is performed, the Manager may be required to return cash incentive compensation payments earlier received or shares of common stock earlier granted, as applicable, to it as part of its incentive compensation payments for the first three quarters of the fiscal year.

      The cash portion of the incentive compensation is accrued and expensed during the period for which it is calculated and paid. We account for the restricted stock portion of the incentive compensation in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      This restricted stock portion of the incentive compensation will be paid or issued to the Manager on a quarterly basis pursuant to the terms of the Management Agreement. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30 day period ending three days prior to the grant date, less a fair market value discount determined by our board of directors to account for the transfer restrictions during the vesting period. During periods of lower stock prices, we will issue more restricted common stock to the Manager under the Management Agreement to pay for the same amount of incentive compensation earned in periods that had higher stock prices. Over the vesting period, any additional shares issued would have a dilutive effect on book value and earnings per share.

      On the date of each restricted stock payment or issuance to the Manager under the Management Agreement, the fair market value of the common stock shall be recorded in the stockholders’ equity section of our balance sheet as common stock and additional paid-in capital. The corresponding portion of any restricted stock payment that is not expensed will be reflected in the stockholders’ equity section of our balance sheet as deferred compensation. Each quarter’s incentive compensation restricted stock payment or issuance to the Manager will be divided into three tranches. The first tranche will vest over a one-year period and be expensed over a five-quarter period, beginning in the quarter in which it was earned. The second tranche will vest over a two-year period and be expensed over a nine-quarter period beginning in the quarter in which it was earned. The third tranche will vest over a three-year period and be expensed over a thirteen-quarter period beginning in the quarter in which it was earned. As a result of this vesting schedule for the restricted stock issued to the Manager, we will incur incentive compensation expense in each of the periods following the issuance of the restricted stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted stock payment, even in subsequent periods in which the Manager did not earn incentive compensation under the Management Agreement.

      As the price of our common stock changes in future periods, the fair value of the unvested portions of shares paid to the Manager pursuant to the Management Agreement shall be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted stock shall be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to the Manager in each restricted stock payment or issuance may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted stock will be higher during periods of increasing stock prices, and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted stock payment or issuance, our stockholders’ equity will increase or decrease based upon the current market price of our stock. As a result, this will have the effect of increasing or decreasing our net worth, the factor used in calculating the Manager’s base management fee, and may increase or decrease the amount of base management fees in future periods.

      Pursuant to the Management Agreement, it is possible for the Manager to earn incentive compensation each quarter and, as a result, receive a restricted stock payment each quarter. As the Manager is paid or issued multiple tranches of restricted common stock for incentive compensation, we will experience increasing management fee expense due to the cumulative impact of multiple tranches and vesting schedules of restricted stock payments, and the mark-to-market impact of the unvested portions of these payments. This will be true even in periods where there is little change in our income or stock price.

      We also pay an incentive fee, in the form of cash and restricted stock, to our Chief Financial Officer, in accordance with the terms of his employment agreement. The incentive fee is accounted for in the same manner as the incentive fee earned by the Manager.

Financial Condition

      All of our assets at December 31, 2003 were acquired with the proceeds of our June 2003 private placements of 11,500,000 shares of our common stock, our December 2003 initial public offering of 13,110,000 shares of our common stock and use of leverage. We received net proceeds after offering costs of $159.7 million from the private placement offerings, which closed on June 11, 2003 and June 19, 2003, and $157.0 million from the initial public offering, which closed December 24, 2003.

Mortgage-Backed Securities

      At December 31, 2003, we held $2.2 billion of mortgage-backed securities at fair value, net of unrealized gains of $1.1 million and unrealized losses of $27.4 million. As of December 31, 2003, all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 102.2.

      Certain of the securities held at December 31, 2003 are impaired as the fair value of the securities is below amortized cost. At December 31, 2003, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, we do not believe any of securities held are other-than-temporarily impaired at December 31, 2003.

      The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years, however, the expected maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio as of December 31, 2003:

	Average Final	% of
Asset	Maturity	Total

Adjustable-Rate Mortgage-Backed Securities	2033	8.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2033	88.9%
Balloon Mortgage-Backed Securities	2008	2.5%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

      Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

      The constant prepayment rate, or CPR, on our mortgage-backed securities for the quarter ended December 31, 2003 was 23%. CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. As interest rates have risen, the rate of refinancings has declined, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio CPR.

      As of December 31, 2003, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates to the balloon or reset date, or the CPB duration, was 1.75 years. CPB is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. As of December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 43 months, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years. Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had average annual caps of 2.47% and average lifetime caps of 10.03%.

      The following table summarizes our mortgage-backed securities on December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon

	(In thousands)	(In thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09
Greater than five years	32,789	32,843	3.96

Total	$2,161,945	$2,188,298	4.09%

      The weighted-average lives of the mortgage-backed securities at December 31, 2003 in the table above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant principal prepayment rates to the balloon or reset date for each security. At December 31, 2003, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

      The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

Equity Securities

      Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2003, we did not hold any equity securities.

Unsettled Securities Purchases

      At December 31, 2003, we had unsettled securities purchases of $156.1 million which subsequently settled in January 2004. Of the $156.1 million of unsettled securities purchases, $59.8 million are related to “to be announced,” or TBA, mortgage-backed securities.

Other Assets

      We had other assets of $10.2 million at December 31, 2003. Other assets consist primarily of interest receivable of $7.3 million and principal receivable of $2.3 million.

Hedging Instruments

      There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

      Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

      At December 31, 2003, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. We sold short 2,090 Eurodollar futures contracts, which expire in March 2004, June 2004 and September 2004, with a notional amount totaling $2.1 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2003, the unrealized loss on the Eurodollar futures contracts was $157 thousand.

Liabilities

      We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of the Manager or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2003 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2003.

      At December 31, 2003, we had outstanding $1.7 billion of repurchase agreements with a weighted-average current borrowing rate of 1.19%, $337.3 million of which matures within 30 days, $281.9 million of which matures between 31 and 90 days and $1.1 billion of which matures in greater than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At December 31, 2003, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $1.8 billion and had a weighted-average maturity of 145 days. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $83.2 million.

      After consideration of the duration on our Eurodollar futures contracts, our weighted-average maturity of our total liabilities was 255 days.

      We had $167.9 million of other liabilities at December 31, 2003. Other liabilities consisted primarily of $156.1 million of unsettled securities purchases, $5.3 million of cash distribution payable, $3.8 million of accrued interest expense on repurchase agreements, $1.4 million of accounts payable and accrued expenses, and $1.1 million of management fee payable, incentive fee payable and other related party liabilities.

      We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At December 31, 2003, there were no outstanding borrowings under the margin lending facility.

Stockholders’ Equity

      Stockholders’ equity at December 31, 2003 was $282.5 million and included $26.3 million of unrealized losses on mortgage-backed securities available-for-sale and $157 thousand of unrealized losses on cash flow hedges presented as accumulated other comprehensive loss.

      Average stockholders’ equity for the period from June 11, 2003, commencement of operations, through December 31, 2003 was $128.4 million. Return on average equity was 3.85% for the period from June 11, 2003, commencement of operations, through December 31, 2003. Because of the timing of our initial investment of portfolio assets (investment activities began on June 11, 2003, the first security purchase settled on June 16, 2003, and the remainder settled through July 31, 2003), interest income for the period from June 11, 2003 through December 31, 2003 was lower than would be expected for a typical full period, both in an absolute sense and also relative to the average net invested assets for the period. During the period, the U.S. bond markets also experienced dramatic price and yield volatility. Increasing interest rates caused the overall market value of our portfolio to decrease, and our leverage, defined as our total debt divided by stockholders’ equity, to increase beyond our desired range. In order to deleverage our portfolio we sold securities at a loss. In addition, operating expenses were high in proportion to gross interest income and expense and to net interest income as compared to expectations for full periods of operations because of the costs of start-up operations. As such, return on average equity was lower as compared to expectations for full periods of operations.

      Our book value at December 31, 2003 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share(1)

	(Dollars in thousands,
	except per share amounts)
Total stockholders’ equity	$282,496	$11.38
Accumulated other comprehensive loss on mortgage-backed securities	26,353	1.07

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities	$308,849	$12.45

(1)	Based on 24,814,000 shares outstanding on December 31, 2003

      Management believes that total stockholders’ equity excluding accumulated other comprehensive loss on mortgage-backed securities is a useful measure to investors because book value unadjusted for temporary declines in the fair values of securities more closely represents the cost basis of our invested assets, net of our leverage, which is the basis for our net interest income and our distributions to stockholders under the tax code governing REIT distributions.

Results of Operations

      For the period from April 26, 2003 through December 31, 2003, net income was $2.8 million or $0.27 per weighted-average share (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $22.6 million, and was primarily earned from investments in mortgage-backed securities. Interest expense on short-term borrowings was $9.0 million. Because of the timing of our initial investment of portfolio assets (investment activities began on June 11, 2003), interest income for the period from April 26, 2003 through December 31, 2003 was substantially lower than would be expected for a typical full period, both in an absolute sense and also relative to the average net invested assets for the period. In addition, prepayment activity declined due to the changing interest rate environment and resulted in decreased premium amortization and increased yield on average earning assets.

      For the quarter ended December 31, 2003, the weighted-average yield on average earning assets, net of amortization of premium was 2.81% and the weighted-average interest rate on our repurchase agreement liabilities was 1.20% resulting in a net interest margin of 1.61%. Our net interest margin improved during the course of the fourth quarter. For the period from April 26, 2003 through December 31, 2003, net interest margin and its components are not meaningful due to the timing of our initial investments and related borrowings.

      Included in net income for the period from April 26, 2003 through December 31, 2003 are net losses on sales of mortgage-backed securities of $7.8 million which occurred during the quarter ended September 30, 2003. Between June 30, 2003 and mid-August 2003, the U.S. bond markets experienced dramatic price and yield volatility. Increasing interest rates caused the overall market value of our portfolio to decrease and our leverage (defined as our total debt divided by stockholders’ equity) to increase beyond management’s desired range. To reduce leverage, we sold securities in mid-August totaling $130.7 million and realized a loss of $2.3 million. In an attempt to protect our portfolio from further increases in interest rates, we sold short $200 million of TBA mortgage securities. Interest rates subsequently declined, and we closed out this short position in the month of September for a total realized loss of $5.7 million. During the third quarter, we also simultaneously sold and purchased securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million. We did not sell any mortgage-backed securities during the period from April 26 through June 30, 2003 or during the quarter ended December 31, 2003, therefore, there were no gains or losses on sales of securities for these periods. Although we generally intend to hold our investment securities to maturity, the Manager may determine at some time before they mature that it is in our interest to sell them and purchase securities with other characteristics. In that event, our earnings will be affected by realized gains or losses.

      Operating expenses for the period from April 26, 2003 through December 31, 2003 were $3.1 million. Operating expenses were high in proportion to gross interest income and expense and to net interest income as compared to expectations for full periods of operations because of the costs of start-up operations.

      Base management fees to the Manager under the Management Agreement, which were $901 thousand for the period from April 26, 2003 through December 31, 2003, are based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.

      Incentive fee expense to related parties for the period from April 26, 2003 through December 31, 2003 was $980 thousand. Incentive compensation is earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) for the period from April 26, 2003 through December 31, 2003 was $11.7 million and was greater than the “threshold return” taxable income of $5.6 million for the same period. Incentive compensation earned by the Manager during the period from April 26, 2003 through December 31, 2003 was $1.2 million, of which $613 thousand was waived by the Manager for the quarter ended September 30, 2003.

      For the quarter ended December 31, 2003, total incentive compensation expense to the Manager was $606 thousand, one-half payable in cash and one-half payable in the form of the Company’s common stock as described above. The cash portion of the incentive fee of $303 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees, or $46 thousand. The remaining incentive fee for the quarter ended December 31, 2003 of $30 thousand was earned by the Company’s Chief Financial Officer, in accordance with the terms of his employment agreement. This portion of the incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $15 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees, or $3 thousand.

      We did not pay incentive compensation to the Manager for the quarter ended September 30, 2003 or the period from April 26, 2003 to June 30, 2003. The incentive compensation expense earned by the Manager for the quarter ended September 30, 2003 of $613 thousand was waived by the Manager on a one-time basis only due to the net loss we reported during that same period. The waived incentive fee was accounted for as incentive fee expense and a capital contribution as of September 30, 2003. We do not expect the Manager to waive incentive compensation in the future. REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) for the period from April 26, 2003 through June 30, 2003, was $298 and was less than the “threshold return” taxable income of $426 and, therefore, no incentive fee was earned by the Manager or paid by us. No incentive compensation was earned or paid to the Chief Financial Officer for the period from April 26, 2003 to September 30, 2003.

      Professional services expense for the period from April 26, 2003 through December 31, 2003 of $477 thousand includes both legal and accounting services provided to us. We experienced relatively higher levels of professional service expenses during our stabilization period as a public company. Included in this balance are organization costs of $163 thousand, and costs related to the filing of our resale shelf registration statement totaling $44 thousand. The insurance expense for the same period of $291 thousand represents amortization of prepaid directors’ and officers’ insurance. Custody expense of $115 thousand for the period from April 26, 2003 through December 31, 2003 includes the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Included in the other general and administrative expenses of $73 thousand for the period from April 26, 2003 through December 31, 2003 are costs related to the filing of our resale shelf registration statement totaling $27 thousand.

      REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the period from April 26, 2003 through December 31, 2003 (in thousands):

GAAP net income	$2,761
Adjustments to GAAP net income:
Addback of organizational costs expensed during the period	163
Amortization of organizational costs for tax purposes	(18)
Addback of net capital losses in the period	7,831
Addback waived incentive fee for the quarter ended September 30, 2003	613
Addback of stock compensation expense for incentive fee	48
Addback of stock compensation expense for unvested options	3

Net adjustments to GAAP net income	8,640

REIT taxable net income	$11,401

      We believe that the presentation of our REIT taxable net income is useful to investors because it is directly related to the distributions we are required to make in order to retain our REIT status and to the calculations of the incentive compensation payable to related parties (before deducting incentive compensation, net operating losses and certain other items). There are limitations associated with REIT taxable net income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Contractual Obligations and Commitments

      As of December 31, 2003, we had entered into a Management Agreement with our Manager. See Note 7 to the financial statements for significant terms of the Management Agreement.

Off-Balance Sheet Arrangements

      Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

      Our primary source of funds as of December 31, 2003 consisted of repurchase agreements totaling $1.7 billion with a weighted-average current borrowing rate of 1.19% which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2003 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2003. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio at December 31, 2003 was 6.1. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of December 31, 2003 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

      We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At December 31, 2003, there were no outstanding borrowings under the margin lending facility.

      For liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

      On November 17, 2003, we paid a cash distribution of $0.50 per share to our stockholders of record on October 21, 2003. On January 28, 2004, we paid a cash distribution of $0.45 per share to our stockholders of record on December 11, 2003. Both of these distributions are taxable dividends, and neither of these distributions are considered return of capital. The distributions were funded with cash flow from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $282 thousand of our REIT taxable net income for the period from April 26, 2003 through December 31, 2003. We intend to declare a spillback distribution in this amount during 2004.

      We believe that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in prepayment rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income.

      We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. All debt securities, other borrowings, and classes of preferred stock will be senior to the common stock in a liquidation of our Company.

Inflation

      Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our board of directors based primarily by our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Risk Factors

Risks Related to Our Business

We have a limited operating history and might not be able to operate our business or implement our operating policies and strategies successfully.

      We began operations in June of 2003, and we have a limited operating history. The results of our operations will depend on many factors, including the availability of opportunities for the acquisition of mortgage-related assets, the level and volatility of interest rates, readily accessible short-and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in investing our net proceeds of our initial public offering may cause our performance to be weaker than other fully invested mortgage REITs pursuing comparable investment strategies. You will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this annual report on Form 10-K.

Our investment guidelines permit us to invest up to 10% of our assets in unrated mortgage-related assets, including mortgage-backed securities rated below investment-grade, which carry a greater likelihood of default or rating downgrade than investments in investment-grade mortgage-backed securities and may cause us to suffer losses.

      Our asset acquisition policy provides us with the ability to acquire significant amounts of lower credit quality mortgage-related assets, including mortgage-backed securities that are not rated at least investment grade by at least one nationally-recognized statistical rating organization. Under our policy, up to 10% of our total assets may be non-investment grade mortgage-backed securities or other investments such as leveraged mortgage derivative securities, shares of other REITs, mortgage loans or other mortgage-related investments. If we acquire non-investment-grade mortgage-backed securities, we are more likely to incur losses because the mortgages underlying those securities are made to borrowers possessing lower-quality credit. While all agency certificates are subject to a risk of default, that risk is greater with non-investment grade mortgage-backed securities. In addition, the rating agencies are more likely to downgrade the credit quality of those securities, which would reduce the value of those securities.

Interest rate mismatches between our adjustable-rate and hybrid adjustable-rate mortgage-backed securities and the borrowings used to fund our purchases of such mortgage-backed securities might reduce our net income or result in a loss during periods of changing interest rates.

      We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have funded our acquisitions and expect to fund our future acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On December 31, 2003, 97.5% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 40 months, while our borrowings had a weighted-average term of approximately 145 days. After consideration of the duration on our Eurodollar futures contracts, our weighted-average maturity was 255 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.

      Accordingly, in a period of rising interest rates, we could experience a decrease in, or elimination of, net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

Increased levels of prepayments on the mortgages underlying our mortgage-backed securities might decrease our net interest income or result in a net loss.

      The mortgage-backed securities that we acquire generally represent interests in pools of mortgage loans. The principal and interest payments we receive from our mortgage-backed securities are generally funded by the payments that mortgage borrowers make on those underlying mortgage loans. When borrowers pre-pay their mortgage loans sooner than expected, corresponding prepayments on the mortgage-backed securities occur sooner than expected by the marketplace. Sooner-than-expected prepayments could harm our results of operations in the following ways, among others:

•	We seek to purchase mortgage-backed securities that we believe to have favorable risk-adjusted expected returns relative to market interest rates at the time of purchase. If the coupon interest rate for a mortgage- backed security is higher than the market interest rate at the time it is purchased, then that mortgage-backed security will be acquired at a premium to its par value. In accordance with applicable accounting rules, we are required to amortize any premiums or discounts related to our mortgage-backed securities over their expected terms. The amortization of a premium reduces interest income, while the amortization of a discount increases interest income. The expected terms for mortgage-backed securities are a function of the prepayment rates for the mortgages underlying the mortgage-backed securities. Mortgage-backed securities that are at a premium to their par value are more likely to experience prepayment of some or all of their principal through refinancings. If the mortgages underlying our premium mortgage-backed securities are prepaid in whole or in part more quickly than their respective maturity dates, then we must also amortize their respective premiums more quickly, which would decrease our net interest income and harm our profitability.

•	A substantial portion of our adjustable-rate mortgage-backed securities may bear interest at rates that are lower than their “fully-indexed rates,” which refers to their applicable index rates plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, results of operations and cash flow may suffer and we could incur losses.

      Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate us from prepayment or other such risks.

We may incur increased borrowing costs related to repurchase agreements that would harm our results of operations.

      Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-backed securities.

      Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations will be harmed and we may have losses.

Interest rate caps related to our adjustable-rate and hybrid adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

      The mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. As of December 31, 2003, 97.5% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, substantially all of which were subject to interest rate caps. The percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 16.6% and 80.9%, respectively.

      Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, a monthly or weekly average yield of benchmark U.S. Treasury securities as published by the Federal Reserve Board, or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio as of December 31, 2003 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 39.1% and 58.4%, respectively.

      Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the increases in the yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities. This problem is magnified for adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not fully indexed. Further, some of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could reduce our net interest income or cause us to suffer a net loss.

We might experience reduced net interest income or a loss from holding fixed-rate investments during periods of rising interest rates.

      A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. As of December 31, 2003, 88.9% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, as of December 31, 2003, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which would reduce our net interest income and could cause us to suffer a loss.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

      We generally seek to borrow between eight and 12 times the amount of our equity, although at times our borrowings may be above or below this amount. We incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage-backed securities. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lender’s estimate of the stability of our portfolio’s cash flow. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

•	A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of the mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default under a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset, including any cross-collateralized mortgage-backed securities. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

•	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

We might not be able to use derivatives to mitigate our interest rate and prepayment risks.

      Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks. As of December 31, 2003, we were engaged in short sales of Eurodollar futures contracts in order to hedge the impact of changes in interest rates on our liability costs. In the future, these transactions might mitigate our interest rate and prepayment risks, but cannot eliminate these risks. Moreover, the use of derivative transactions could have a negative impact on our earnings and our status as a REIT, and, therefore, our use of such derivatives could be limited.

We may enter into ineffective derivative transactions or other hedging activities that may reduce our net interest income or cause us to suffer losses.

      Our policies permit us to, but we are not required to, enter into derivative transactions such as interest rate swaps, caps and floors and other derivative transactions to help us seek to reduce our interest rate and prepayment risks. The effectiveness of any derivative transactions will depend significantly upon whether we correctly quantify the interest rate or prepayment risks being hedged, our execution of and ongoing monitoring of our hedging activities, and the treatment of such hedging activities for GAAP accounting purposes.

      As of December 31, 2003, we were engaged in short sales of Eurodollar futures contracts in order to hedge the impact of changes in interest rates on our liability costs. In the case of these hedges, and any other future efforts to hedge the effects of interest rate changes on our liability costs, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate margin or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity.

      In addition, we apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and record derivatives at fair value. If the derivatives meet the criteria to be accounted for as hedging transactions, the effects of the transactions could be materially different as to timing than if they do not qualify as hedges, and this may cause a narrowing of our net interest rate margin or result in losses.

An increase in interest rates might adversely affect our book value.

      We use changes in 10-year U.S. Treasury yields as a reference indicator for changes in interest rates because it is a common market benchmark. Increases in the general level of interest rates can cause the fair market value of our assets to decline, particularly those mortgage-backed securities whose underlying mortgages have fixed-rate components. Our fixed-rate mortgage securities and our hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of the mortgages underlying such securities) will generally be more negatively affected by such increases than our adjustable-rate mortgage securities. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage-backed securities by the amount of any decrease in the fair value of our mortgage-backed securities compared to their respective amortized costs. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify such mortgage-backed securities under GAAP. In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

We may invest in leveraged mortgage derivative securities that generally experience greater volatility in market prices, and thus expose us to greater risk with respect to their rate of return.

      We may acquire leveraged mortgage derivative securities that expose us to a high level of interest rate risk. The characteristics of leveraged mortgage derivative securities cause those securities to experience greater volatility in their market prices. Thus, acquisition of leveraged mortgage derivative securities will expose us to the risk of greater volatility in our portfolio, which could reduce our net income and harm our overall results of operations.

We depend on borrowings to purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets, which will harm our results of operations.

      We depend on short-term borrowings to fund acquisitions of mortgage-related assets and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. We depend on a few lenders to provide the primary credit facilities for our purchases of mortgage-related assets. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions, which would harm our results of operations and may result in permanent losses.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices.

      Possible market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-backed securities in which our portfolio is concentrated, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at disadvantageous prices, thereby harming our operating results. If we sell mortgage-backed securities at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.

      Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that our lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lender or us.

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our mortgage-related assets at opportune times and prices.

      We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times and prices or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. If we are unable to sell our mortgage-related assets at opportune times, we might suffer a loss and/or reduce our distributions.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our stock.

      Our board of directors has the authority to modify or waive our current operating policies and our strategies (including our election to operate as a REIT) without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse.

Competition might prevent us from acquiring mortgage-backed securities at favorable yields, which would harm our results of operations.

      Our net income depends on our ability to acquire mortgage-backed securities at favorable spreads over our borrowing costs. In acquiring mortgage-backed securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-backed securities, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient mortgage-backed securities at favorable spreads over our borrowing costs, which would harm our results of operations.

Defaults on the mortgage loans underlying our mortgage-backed securities may reduce the value of our investment portfolio and may harm our results of operations.

      We bear the risk of any losses resulting from any defaults on the mortgage loans underlying the mortgage-backed securities in our investment portfolio. Many of the mortgage-backed securities that we obtain will have one or more forms of credit enhancement provided by third parties, such as insurance against risk of loss due to default on the underlying mortgage loans or bankruptcy, fraud and special hazard losses. To the extent that third parties have been contracted to insure against these types of losses, the value of such insurance will depend in part on the creditworthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount, and losses in excess of these limitations would be borne by us.

      Other mortgage-backed securities that we purchase will be subject to limited guarantees of the payment of limited amounts of principal and interest on mortgage loans underlying such mortgage-backed securities, either by federal government agencies, including Ginnie Mae, by federally-chartered corporations, including Fannie Mae and Freddie Mac, or by other corporate guarantors. While Ginnie Mae’s obligations are backed by the full faith and credit of the United States, the obligations of Fannie Mae and Freddie Mac and other corporate guarantors are solely their own. As a result, a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors could increase our exposure to future delinquencies, defaults or credit losses on our holdings of Fannie Mae or Freddie Mac-backed mortgage-backed securities or other corporate-backed mortgage-backed securities, and could harm our results of operations. In addition, while Freddie Mac guarantees the eventual payment of principal, it does not guarantee the timely payment thereof, and our results of operations may be harmed if borrowers are late or delinquent in their payments on mortgages underlying Freddie Mac-backed mortgage-backed securities. Moreover, Fannie Mae, Freddie Mac, Ginnie Mae and other corporate guarantees relate only to payments of limited amounts of principal and interest on the mortgages underlying such agency-backed or corporate-backed securities, and do not guarantee the market value of such mortgage-backed securities or the yields on such mortgage-backed securities. As a result, we remain subject to interest rate risks, prepayment risks, extension risks and other risks associated with our investment in such mortgage-backed securities and may experience losses in our investment portfolio.

We remain subject to losses despite our strategy of investing in highly-rated mortgage-backed securities.

      Our investment guidelines provide that at least 90% of our assets must be invested in mortgage-backed securities that are either agency-backed or are rated at least investment grade by at least one rating agency. While highly-rated mortgage-backed securities are generally subject to a lower risk of default than lower credit quality mortgage-backed securities and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that such mortgage-backed securities will not be subject to credit losses. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest risks, prepayment risks, extension risks or other risks associated with such mortgage-backed securities. As a result, while we attempt to mitigate our exposure to credit risk on a relative basis by focusing on highly-rated mortgage-backed securities, we cannot eliminate such credit risks and remain subject to other risks to our investment portfolio and may suffer losses, which may harm the market price of our common stock.

Decreases in the value of the property underlying our mortgage-backed securities might decrease the value of our assets.

      The mortgage-backed securities in which we invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage-backed securities decreases, our security might be impaired, which might decrease the value of our assets.

Insurance will not cover all potential losses on the underlying real property and the absence thereof may harm the value of our assets.

      Under our asset acquisition policy, we are permitted to invest up to a maximum of 10% of our total assets in assets other than mortgage-backed securities guaranteed by federal agencies or federally chartered entities such as Fannie Mae, Freddie Mac or Ginnie Mae, or rated as at least investment grade by a nationally recognized statistical rating agency. Mortgage loans fall outside of this category of investments under our investment guidelines and are subject to the 10% limitation. If we elect in the future to purchase mortgage loans, we may require that each of the mortgage loans that we purchase include comprehensive insurance covering the underlying real property, including liability, fire and extended coverage. There are certain types of losses, however, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the underlying real property, which might impair our security and decrease the value of our assets.

Distressed mortgage loans have higher risk of future default.

      If we elect in the future to purchase mortgage loans, we may purchase distressed mortgage loans as well as mortgage loans that have had a history of delinquencies. These distressed mortgage loans may be in default or may have a greater than normal risk of future defaults and delinquencies, as compared to a pool of newly-originated, high quality loans of comparable type, size and geographic concentration. Returns on an investment of this type depend on accurate pricing of such investment, the borrower’s ability to make required payments or, in the event of default, the ability of the loan’s servicer to foreclose and liquidate the mortgage loan. We cannot assure you that the servicer will be able to liquidate a defaulted mortgage loan in a cost-effective manner, at an advantageous price or in a timely manner.

Subordinated loans on real estate are subject to higher risks.

      If we elect in the future to purchase mortgage loans, we may acquire loans secured by commercial properties, including loans that are subordinate to first liens on the underlying commercial real estate. Subordinated mortgage loans are subject to greater risks of loss than first lien mortgage loans. An overall decline in the real estate market could reduce the value of the real property securing such loans such that the aggregate outstanding balance of the second-lien loan and the balance of the more senior loan on the real property exceed the value of the real property.

We depend on our key personnel and the loss of any of our key personnel could severely and detrimentally affect our operations.

      We depend on the diligence, experience and skill of our officers and the people working on behalf of our manager for the selection, acquisition, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Gail Seneca, Albert Gutierrez, Christopher Zyda, Andrew Chow and Troy Grande. We have not entered into employment agreements with our senior officers other than Mr. Zyda, who is our Senior Vice President and Chief Financial Officer. With the exception of Mr. Zyda, we do not currently employ personnel dedicated solely to our business, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

Risks Related to Our Manager

The Manager has not managed a REIT and we cannot assure you that the Manager’s past experience will be sufficient to successfully manage our business as a REIT.

      Seneca Capital Management LLC has not previously managed a REIT, and does not have any experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

Our manager has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders’ best interests.

      In addition to managing us and having at least two of its designees as members of our board, the Manager provides advice on our operating policies and strategies. The Manager may also cause us to engage in future transactions with the Manager and its affiliates, subject to the approval of, or guidelines approved by, the independent members of our board of directors. Our directors, however, rely primarily on information supplied by our manager in reaching their determinations. Accordingly, our manager has significant influence over our affairs, and may cause us to engage in transactions which are not in our best interest.

Our manager and its affiliates might allocate mortgage-related opportunities to other entities, and thus might divert attractive investment opportunities away from us.

      Our operations and assets are managed by specified individuals at the Manager. The Manager and its affiliates, including some of our officers, manage portfolios for parties unrelated to us. These multiple responsibilities might create conflicts of interest for the Manager and these individuals if they are presented with opportunities that might benefit us and their other clients. The Manager and these individuals must allocate investments among our portfolio and their other clients by determining the entity or account for which the investment is most suitable. In making this determination, the Manager and these individuals consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that the Manager and these individuals determine appropriate. However, the Manager and those working on its behalf have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest might result in decisions or allocations of investments that are not in our or our stockholders’ best interests.

We will pay the Manager incentive compensation based on our portfolio’s performance. This arrangement may lead the Manager to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

      In addition to its base management fee, the Manager earns incentive compensation for each fiscal quarter equal to a specified percentage of the amount by which our return on equity, before deducting incentive compensation, exceeds a return based on the 10 year U.S. Treasury rate plus 2%. The percentage for this calculation is the weighted average of the following percentages based on our average net invested assets for the period:

•	20% for the first $400 million of our average net invested assets; and

•	10% of our average net invested assets in excess of $400 million.

      Pursuant to the formula for calculating the Manager’s incentive compensation, the Manager shares in our profits but not in our losses. Consequently, as the Manager evaluates different mortgage-backed securities and other investments for our account, there is a risk that the Manager will cause us to assume more risk than is prudent in an attempt to increase its incentive compensation. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if the Manager focuses exclusively or disproportionately on maximizing its income.

We may be obligated to pay the Manager incentive compensation even if we incur a loss.

      Pursuant to the Management Agreement, the Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. In addition, the Management Agreement further provides that our taxable income for incentive compensation purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

During periods of declining market prices for shares of our common stock, we may be required to issue greater numbers of shares to the Manager for the same amount of incentive compensation arising under the Management Agreement, which will have a dilutive effect on our stockholders that may harm the market price of our common stock.

      Pursuant to the terms of the Management Agreement, the incentive compensation payable to the Manager for each fiscal quarter is paid one-half in cash and one-half in restricted shares of our common stock. The number of shares to be issued to the Manager is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30 day period ending three days prior to the grant date, less a fair market value discount determined by our board of directors. During periods of declining market prices for shares of our common stock, we may be required to issue more shares to the Manager for the same amount of incentive compensation. Although these shares will initially be subject to restrictions on transfer which lapse ratably over a three-year period, the issuance of these shares will have a dilutive effect on our stockholders which may harm the market price of our common stock.

Because the Manager might receive a significant fee if we terminate the Management Agreement, economic considerations might preclude us from terminating the Management Agreement in the event that the Manager fails to meet our expectations.

      If we terminate the Management Agreement without cause or because we decide to manage our company internally or if the Manager terminates the management in the event of a change of control, then we will have to pay a significant fee to the Manager. The amount of the fee depends on whether:

•	we terminate the Management Agreement without cause in connection with a decision to manage our portfolio internally, in which case we will be obligated to pay to the Manager a fee equal to the highest amount of management fees incurred in a particular year during the then three most recent years; or

•	our decision to terminate the Management Agreement without cause is for a reason other than our decision to manage our portfolio internally, in which case we will be obligated to pay the Manager an amount equal to two times the highest amount of management fees incurred in a particular year during the then three most recent years.

      In each of the above cases, the Manager will also receive accelerated vesting of the equity component of its incentive compensation. The actual amount of such fee cannot be known at this time because it is based in part on the performance of our portfolio of mortgage-backed securities. Paying this fee would reduce significantly the cash available for distribution to our stockholders and might cause us to suffer a net operating loss. Consequently, terminating the Management Agreement might not be advisable even if we determine that it would be more efficient to operate with an internal management structure or if we are otherwise dissatisfied with the Manager’s performance.

Investors may not be able to estimate with certainty the aggregate fees and expense reimbursements that will be paid to the Manager under the Management Agreement and the cost-sharing agreement due to the time and manner in which the Manager’s incentive compensation and expense reimbursements are determined.

      The Manager may be entitled to substantial fees pursuant to the Management Agreement. The Manager’s base management fee is calculated as a percentage of our average net worth. The Manager’s incentive compensation is calculated as a tiered percentage of our taxable income (before deducting certain items) in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. Since future payments of base management fees, incentive compensation and expense reimbursements are determined at future dates based upon our then-applicable average net worth, results of operations and actual expenses incurred by the Manager, such fees and expense reimbursements cannot be estimated with mathematical certainty. Any base management fees, incentive compensation or expense reimbursements payable to the Manager may be materially greater or less than the historical amounts and we can provide no assurance at this time as to the amount of any such base management fee, incentive compensation or expense reimbursements that may be payable to the Manager in the future.

The Manager may render services to other mortgage investors, which could reduce the amount of time and effort that the Manager devotes to us.

      Our Management Agreement with the Manager does not restrict the right of the Manager, any persons working on its behalf or any of its affiliates, to carry on their respective businesses, including the rendering of advice to others regarding the purchase of mortgage-backed securities that would meet our investment criteria. In addition, the Management Agreement does not specify a minimum time period that the Manager and its personnel must devote to managing our investments. The ability of the Manager to engage in these other business activities, and specifically to manage mortgage-related assets for third parties, could reduce the time and effort it spends managing our portfolio to the detriment of our investment returns.

The Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities.

      The Manager has not assumed any responsibility to us other than to render the services described in the Management Agreement, and will not be responsible for any action of our board of directors in declining to follow the Manager’s advice or recommendations. the Manager and its directors, officers and employees will not be liable to us for acts performed by its officers, directors, or employees in accordance with and pursuant to the Management Agreement, except for acts constituting gross negligence, recklessness, willful misconduct or active fraud in connection with their duties under the Management Agreement. We have agreed to indemnify the Manager and its directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting gross negligence, recklessness, willful misconduct or active fraud.

Legal and Tax Risks

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

      Qualification as a REIT involves the application of highly technical and complex U.S. federal income tax code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, it is not certain we will be able to become and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service, or IRS, might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.

      Even if we remain qualified as a REIT, we might face other tax liabilities that reduce our cash flow. Further, we might be subject to federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

      In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature and diversification of our mortgage-backed securities, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

      In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell mortgage-backed securities at otherwise opportune times if we believe such sales could be considered a prohibited transaction.

Complying with REIT requirements may limit our ability to hedge effectively.

      The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques. This could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we were to violate the 25% or 5% limitations, we might have to pay a penalty tax equal to the amount of our income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

      In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

      As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income might be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our mortgage-backed securities potentially at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in mortgage-backed securities.

Failure to maintain an exemption from the Investment Company Act, would harm our results of operations.

      We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this annual report on Form 10-K.

      The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act.

      In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act, we might be precluded from acquiring mortgage-backed securities if their yield is higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate our net income.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could result in a failure to comply with REIT income or assets tests.

      When purchasing mortgage-backed securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

One-action rules may harm the value of the underlying property.

      Several states have laws that prohibit more than one action to enforce a mortgage obligation, and some courts have construed the term “action” broadly. In such jurisdictions, if the judicial action is not conducted according to law, there may be no other recourse in enforcing a mortgage obligation, thereby decreasing the value of the underlying property.

We may be harmed by changes in various laws and regulations.

      Changes in the laws or regulations governing the Manager or its affiliates may impair the Manager’s or its affiliates’ ability to perform services in accordance with the Management Agreement. Our business may be harmed by changes to the laws and regulations affecting our manager or us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, our manager and our stockholders, potentially with retroactive effect.

      Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% federal income tax rate, with certain exceptions discussed at “United States Federal Income Tax Considerations — Taxation of Taxable United States Stockholders — Distributions Generally.” Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

      In addition, legislation was recently introduced in the United States House of Representatives and the United States Senate that would amend certain rules relating to REITs. Among other changes, the proposed legislation would provide the Internal Revenue Service with the ability to impose monetary penalties, rather than a loss of REIT status, for reasonable cause violations of certain tests relating to REIT qualification, and would change the formula for calculating the tax imposed for certain violations of the income tests discussed at “United States Federal Income Tax Considerations — Requirements for Qualification as a REIT — Income Tests.” In general, the changes would apply to taxable years beginning after the date the legislation is enacted. As of the date hereof, it is not possible to predict with any certainty whether the proposed legislation will be enacted in its current form.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

      In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

      Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our primary component of market risk is interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

      We are subject to interest rate risk in connection with our investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and our derivative contracts.

Effect on Net Interest Income

      We fund our investments in some long-term, fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such fixed-rate and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

      As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts. Hedging techniques are based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity will also be limited by the asset and sources-of-income requirements applicable to us as a REIT.

Extension Risk

      We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of December 31, 2003, 88.9% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

      We also invest in adjustable-rate and hybrid adjustable-rate mortgage-backed securities which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

      We intend to fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above and in Note 12 to the financial statements.

      Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this report.

Prepayment Risk

      Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate mortgage-backed securities with “teaser” rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

      Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

      We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

      The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities, at December 31, 2003, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points

	(Dollars in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$187.8	$185.3	$184.2	$181.4
Change in fair value	$2.5	—	$(1.1)	$(3.9)
Change as a percent of fair value	1.3%	—	(0.6)%	(2.1)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$1,954.4	$1,921.9	$1,890.8	$1,851.2
Change in fair value	$32.4	—	$(31.2)	$(70.8)
Change as a percent of fair value	1.7%	—	(1.7)%	(3.8)%
Balloon Mortgage-Backed Securities
Fair value	$56.1	$54.7	$52.8	$53.0
Change in fair value	$1.4	—	$(1.9)	$(1.7)
Change as a percent of fair value	2.5%	—	(3.6)%	(3.2)%
Total Mortgage-Backed Securities
Fair value	$2,198.3	$2,161.9	$2,127.8	$2,085.6
Change in fair value	$36.3	—	$(34.2)	$(76.4)
Change as a percent of fair value	1.7%	—	(1.6)%	(3.7)%
Repurchase Agreements(1)
Fair value	$1,729.0	$1,729.0	$1,729.0	$1,729.0
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Hedge Instruments
Fair value	$(5.4)	$(0.2)	$5.1	$10.3
Change in fair value	$(5.2)	—	$5.3	$10.5
Change as a percent of fair value	n/m	—	n/m	n/m

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

n/m = not meaningful

      It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

Risk Management

      To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our mortgage-backed securities and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Luminent Mortgage Capital, Inc.

LUMINENT MORTGAGE CAPITAL, INC.

BALANCE SHEET

December 31,
2003
(in thousands, except share and per share amounts)
Assets:
Cash and cash equivalents	$7,219
Mortgage-backed securities available-for-sale, at fair value	352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	1,809,822
Interest receivable	7,345
Principal receivable	2,313
Other assets	518

Total assets	$2,179,340

Liabilities:
Repurchase agreements	$1,728,973
Unsettled security purchases	156,127
Cash distribution payable	5,267
Futures contracts, at fair value	157
Accrued interest expense	3,777
Insurance note payable	92
Accounts payable and accrued expenses	1,363
Management fee payable, incentive fee payable and other related party liabilities	1,088

Total liabilities	1,896,844
Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2003	—
Common stock, par value $0.001:
100,000,000 shares authorized; 24,814,000 shares issued and outstanding as of December 31, 2003	25
Additional paid-in capital	317,339
Accumulated other comprehensive loss	(26,510)
Accumulated distributions in excess of accumulated earnings	(8,358)

Total stockholders’ equity	282,496

Total liabilities and stockholders’ equity	$2,179,340

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

STATEMENT OF OPERATIONS

For the Period
from
April 26, 2003
through
December 31,
2003
(in thousands, except share and per share amounts)
Revenues:
Net interest income:
Interest income	$22,654
Interest expense	9,009

Net interest income	13,645
Losses on sales of mortgage-backed securities	(7,831)
Expenses:
Management fee expense to related party	901
Incentive fee expense to related party	980
Salaries and benefits	99
Professional services	477
Board of directors expense	117
Insurance expense	291
Custody expense	115
Other general and administrative expenses	73

Total expenses	3,053

Net income	$2,761

Net income per share — basic	$0.27

Net income per share — diluted	$0.27

Weighted-average number of shares outstanding — basic	10,139,280

Weighted-average number of shares outstanding — diluted	10,139,811

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock			Accumulated	Distributions
			Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Value	Capital	Loss	Earnings	Income/(Loss)	Total

	(In thousands)
Balance, April 26, 2003	204	$1	$—	$—	$—	$—	$1
Net income					2,761	2,761	2,761
Mortgage-backed securities available-for-sale, fair value adjustment				(26,353)		(26,353)	(26,353)
Futures contracts, fair value adjustment				(157)		(157)	(157)

Comprehensive loss						$(23,749)

Distributions to stockholders					(11,119)		(11,119)
Issuance of common stock	24,610	24	316,723				316,747
Capital contribution			613				613
Capital contribution			613				613
Amortization of stock options			3				3

Balance, December 31, 2003	24,814	$25	$317,339	$(26,510)	$(8,358)		$282,496

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

STATEMENT OF CASH FLOWS

For the Period
from
April 26, 2003
through
(in thousands)	December 31,
2003

Cash flows from operating activities:
Net income	$2,761
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/ discount on mortgage-backed securities available-for-sale	9,189
Amortization of stock options	3
Losses on sales of mortgage-backed securities	7,831
Incentive fee waived by related party	613
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	(116)
Increase in other assets	(518)
Increase in accounts payable and accrued expenses	1,363
Increase in interest payable	3,777
Increase in management fee payable, incentive fee payable and other related party liabilities	1,088

Net cash provided by operating activities	25,991

Cash flows from investing activities:
Purchase of mortgage-backed securities available-for-sale	(2,797,073)
Proceeds from sales of mortgage-backed securities	538,780
Principal payments of mortgage-backed securities	199,560

Net cash used in investing activities	(2,058,733)

Cash flows from financing activities:
Net proceeds from issuance of common stock	316,747
Borrowings under repurchase agreements	10,097,957
Principal payments on repurchase agreements	(8,368,984)
Payment of cash distributions	(5,852)
Borrowings under margin loan	4,266
Paydown of margin loan	(4,266)
Borrowings under note payable, net	92

Net cash provided by financing activities	2,039,960

Net increase in cash and cash equivalents	7,218
Cash and cash equivalents, beginning of the period	1

Cash and cash equivalents, end of the period	$7,219

Supplemental disclosure of cash flow information:
Interest paid	$5,222
Non-cash investing activity:
Increase in unsettled security purchases	$156,127
Increase in principal receivable	(2,313)

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization

      Luminent Mortgage Capital, Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations of purchasing and holding an investment portfolio of mortgage-backed securities on June 11, 2003, upon completion of a private placement offering. On December 18, 2003, the Company completed the initial public offering of its shares of common stock and began trading on the New York Stock Exchange under the trading symbol LUM on December 19, 2003.

      Seneca Capital Management LLC, or the Manager, pursuant to a management agreement, or the Management Agreement, manages the Company and its investment portfolio. See Note 7 for further discussion on the Management Agreement.

      The Company intends to elect to be taxed as a Real Estate Investment Trust, or REIT, and to comply with the provisions of the Internal Revenue Code, or the Code, with respect thereto. See Note 2 for further discussion on income taxes.

Note 2 — Accounting Policies

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the time of purchase. The carrying amount of cash equivalents approximates their fair value. The Company’s primary bank account is a sweep account with the custodian bank.

Securities

      The Company invests primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities issued in the United States market.

      The Company classifies its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity. The fair values of mortgage-backed securities are determined by management based upon price estimates provided by independent pricing services and securities dealers. In the event that a security becomes impaired (e.g., if the fair value falls below the amortized cost basis and recovery is not expected before the security is sold), the cost of the security would be written down and the difference would be reflected in current earnings. The determination of other-than-temporary impairment is evaluated at least quarterly.

      Interest income is accrued based upon the outstanding principal amount of the securities and their contractual terms. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

      Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method.

Derivative Financial Instruments

      The Company may enter into derivative contracts, including futures contracts and interest rate swaps, as a means of mitigating the Company’s interest rate risk on forecasted interest expense associated with

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges. The contracts, or hedge instruments, are evaluated at inception and on an on-going basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.

Repurchase Agreements

      The Company finances the acquisition of its securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest on repurchase agreements is recorded as a separate line item on the balance sheet.

Income Taxes

      The Company intends to elect to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to Federal or state income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

      Distributions declared per share were $0.95 for the period from April 26, 2003 through December 31, 2003. All distributions were classified as ordinary income to stockholders for income tax purposes.

Stock Compensation

      As of December 31, 2003, the Company had 55,000 outstanding stock options, and intends to issue stock options in the future. Such options may be issued to Company employees and directors, and to employees of the Manager. The Company accounts for stock options issued to its own employees and directors using the fair value based methodology prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Stock options issued to employees of the Manager will be recognized as expense over the vesting period based on their fair value.

Incentive Compensation

      The Company has a Management Agreement that provides for the payment of an incentive fee to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 7 for further discussion on the specific terms of the computation and payment of the incentive fee.

      The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. The Company accounts for the restricted stock portion of the incentive fee in accordance with SFAS No. 123, and related interpretations, and Emerging Issues Task Force, or EITF, 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      In accordance with the consensus on Issue 1 in EITF 96-18, the measurement date of the shares issued for incentive compensation is the date when the Manager’s performance is complete. Since

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

continuing service is required in order for the restrictions on issued shares to lapse and for ownership to vest, for each one-third tranche (based on varying restriction/vesting periods) of shares issued for a given period, performance is considered to be complete when the restriction period for that tranche ends and ownership vests. The period over which the stock is earned by the Manager (i.e., the period during which services are provided before the stock vests) is both the period during which the incentive compensation was initially calculated and the vesting period for each tranche issued. Therefore, expense for the stock portion of incentive fees issued for a given period is spread over five quarters for the first tranche (shares vesting one year after issuance), nine quarters for the second tranche (shares vesting two years after issuance), and 13 quarters for the third tranche. In accordance with the consensus on Issue 2 in EITF 96-18, the fair value of the shares issued is recognized in the same manner as if the Company had paid cash to the Manager for its services. When the shares are issued, they are recorded at the then-current fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation account is reduced and expense is recognized quarterly up to the measurement date, as discussed above. In accordance with the consensus in Issue 3 of EITF 96-18, fair value is adjusted quarterly for unvested shares, and changes in such fair value each quarter are reflected in the expense recognized in that quarter and in future quarters. By the end of the quarter in which performance is complete (i.e., the measurement date), the deferred compensation account is reduced to zero and there are no further adjustments to equity for changes in fair value of the shares.

      The Company also pays an incentive fee, in the form of cash and restricted stock, to the Company’s Chief Financial Officer, in accordance with the terms of his employment agreement. The incentive fee is accounted for in the same manner as the incentive fee earned by the Manager.

Net Income Per Share

      The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities.

Concentrations of Credit Risk and Other Risks and Uncertainties

      The Company’s investments are concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by holding securities that are either guaranteed by government or government-sponsored agencies or have credit ratings of AAA or higher. As of December 31, 2003, 63% of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. Principal risks potentially affecting the Company’s financial position, results of operations and cash flows include the risks that: (a) interest rate changes can negatively affect the market value of the Company’s mortgage-backed securities, (b) interest rate changes can influence decisions made by borrowers on the mortgages underlying the securities to prepay those mortgages, which can negatively affect both cash flows from, and the market value of, the securities, and (c) adverse changes in the market value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

Recent Accounting Pronouncements

      As of December 31, 2003, the Company has adopted early all relevant accounting standards that have been issued by authoritative bodies in the United States and for which adoption is not yet required. Therefore, the Company does not anticipate that comparability of its financial statements for future periods to the financial statements for the historical periods presented herein will be affected by any recently-issued accounting pronouncements.

      In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively, except for as prescribed by the Statement. In addition, the provisions of SFAS No. 149 that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how the Company should classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

      In December 2003, the FASB issued Interpretation, or FIN 46R, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns. New disclosure requirements are also prescribed by FIN 46R. Adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 — Mortgage-Backed Securities

      The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of December 31, 2003, which are carried at fair value:

		Hybrid	Balloon	Total Mortgage-
	Adjustable-	Adjustable-Rate	Maturity	Backed
	Rate Securities	Securities	Securities	Securities

	(In thousands)
Amortized cost	$187,769	$1,944,707	$55,822	$2,188,298
Unrealized gains	7	1,061	—	1,068
Unrealized losses	(2,463)	(23,828)	(1,130)	(27,421)

Fair value	$185,313	$1,921,940	$54,692	$2,161,945

% of total	8.6%	88.9%	2.5%	100.0%

      Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities on December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon

	(In thousands)	(In thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09
Greater than five years	32,789	32,843	3.96

Total	$2,161,945	$2,188,298	4.09%

      The weighted-average lives of the mortgage-backed securities at December 31, 2003 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

      The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

      During the period from April 26, 3003 through December 31, 2003, the Company sold securities totaling $130.7 million and realized a loss of $2.3 million. The Company also sold short $200 million of “to be announced” mortgage securities. The Company closed out this short position for a total realized loss of $5.7 million. The Company also simultaneously sold and purchased securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million.

      At December 31, 2003, unsettled security purchases totaled $156.1 million. These purchases settled in January 2004.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Agency-backed mortgage-backed securities	$1,109,858	$(17,261)	$—	$—	$1,109,858	$(17,261)
Non-agency-backed mortgage-backed securities	644,448	(10,160)	—	—	644,448	(10,160)

Total temporarily impaired securities	$1,754,306	$(27,421)	$—	$—	$1,754,306	$(27,421)

      At December 31, 2003, the Company was only invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. As of December 31, 2003, none of the securities held had been downgraded by a credit rating agency since their purchase. Management intends to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, management does not believe any of securities held are other-than-temporarily impaired at December 31, 2003.

Note 4 — Repurchase Agreements and Other Borrowings

      The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At December 31, 2003, the Company had an outstanding amount of $1.7 billion with weighted-average borrowing rates of 1.19%. At December 31, 2003 securities pledged as collateral for repurchase agreements had estimated fair values of $1.8 billion.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between
	(1 day or	2 and 30	31 and 90	Greater than
	less)	days	days	90 days	Total
(In thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$14,299	$302,538	$1,010,586	$1,327,423
Fair market value of securities sold, including accrued interest	—	14,065	302,272	994,545	1,310,882
Repurchase agreement liabilities associated with these securities	—	12,865	281,870	952,532	1,247,267
Average interest rate of repurchase agreement liabilities	0.00%	1.20%	1.11%	1.19%	1.17%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$18,475	$329,592	$—	$165,608	$513,675
Fair market value of securities sold, including accrued interest	18,431	324,769	—	161,881	505,081
Repurchase agreement liabilities associated with these securities	17,490	306,911	—	157,305	481,706
Average interest rate of repurchase agreement liabilities	1.20%	1.21%	0.00%	1.29%	1.23%
Total:
Amortized cost of securities sold, including accrued interest	$18,475	$343,891	$302,538	$1,176,194	$1,841,098
Fair market value of securities sold, including accrued interest	18,431	338,834	302,272	1,156,426	1,815,963
Repurchase agreement liabilities associated with these securities	17,490	319,776	281,870	1,109,837	1,728,973
Average interest rate of repurchase agreement liabilities	1.20%	1.21%	1.11%	1.20%	1.19%

      At December 31, 2003, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements in Days

	(In thousands)
Bear Stearns & Co.	$8,423	138
Banc of America Securities LLC	9,762	26
Countrywide Securities Corporation	2,358	23
Credit Suisse First Boston LLC	14,350	130
Deutsche Bank Securities Inc.	2,350	146
Federal Home Loan Mortgage Corporation	(279)	61
Goldman Sachs & Co.	(390)	58
J.P. Morgan Securities Inc.	1,649	177
Merrill Lynch Government Securities Inc./ Merrill Lynch Pierce, Fenner & Smith Inc.	6,352	189
Morgan Stanley & Co. Inc.	972	61
Salomon Smith Barney	20,287	163
UBS Securities LLC	17,379	189

Total	$83,213	145

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company had a note payable of $92 thousand at December 31, 2003 for the purpose of financing its annual directors’ and officers’ insurance premium at an interest rate of 6.5%.

      The Company has a margin lending facility with its primary custodian where it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At December 31, 2003, there were no outstanding borrowings under the margin lending facility.

Note 5 —	Capital Stock and Earnings Per Share

      The Company had 100,000,000 shares of par value $0.001 common stock authorized and 24,814,000 shares outstanding as of December 31, 2003. The Company had 10,000,000 shares of par value $0.001 preferred stock authorized and none outstanding as of December 31, 2003.

      In two closings on June 11 and June 19, 2003, the Company completed a private offering of 11,092,473 shares of common stock, $0.001 par value at an offering price of $15.00 per share, including the exercise by the initial purchaser/placement agent of its over-allotment option to purchase 1,500,000 shares of common stock. In addition, on June 11, 2003 the Company issued 407,527 shares of common stock, par value $0.001, at an offering price net of the initial purchaser’s discount of $13.95 per share, to employees and affiliates of the Manager, and other persons selected by the Manager. The Company received proceeds from these transactions in the amount of $159.7 million, net of underwriting discount and other offering costs.

      On December 18, 2003, the Company completed an initial public offering of 13,110,000 shares common stock, $0.001 par value at an offering price of $13.00 per share, including the exercise by the underwriter of its over-allotment option to purchase 1,710,000 shares of common stock. The Company received proceeds from the initial public offering in the amount of $157.0 million, net of underwriting discount and other offering costs.

      The Company filed a resale shelf registration statement with the SEC with respect to up to 11,500,000 shares of its common stock issued in the June 11, 2003 and June 19, 2003 private offerings. The registration statement was declared effective by the SEC on February 13, 2004.

      The following table presents a reconciliation of basic and diluted earnings per share for the period from April 26, 2003 through December 31, 2003:

	Basic	Diluted

Net income (in thousands)	$2,761	$2,761
Weighted-average number of common shares outstanding	10,139,280	10,139,280
Additional shares due to:
Assumed conversion of dilutive stock options	—	531

Adjusted weighted-average number of common shares outstanding	10,139,280	10,139,811

Net income per share	$0.27	$0.27

Note 6 —	2003 Stock Incentive Plans

      The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

employees and officers of the Company, individual consultants or advisors who render or have rendered bona fide services, and officers, employees or directors of the Manager as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards, and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and shall not exceed 10 years. The exercise price and the vesting requirement of each grant is determined on the grant date by the Compensation Committee.

      The following table illustrates the stock options available for grant as of December 31, 2003:

			2003 Outside
	2003 Stock		Advisors Stock
	Incentive Plan		Incentive Plan	Total

Shares reserved for issuance	n/a	(1)	n/a (1)	1,000,000	(1)
Granted	55,000		—	55,000
Forfeited	—		—	—
Expired	—		—	—

Total available for grant	n/a	(2)	n/a (2)	945,000	(2)

(1)	At June 4, 2003, adoption date of both stock incentive plans, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At December 31, 2003, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 945,000 shares.

      At December 31, 2003, the Company had outstanding options under the plans with expiration dates of 2013, as illustrated in the following table:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at April 26, 2003	—	—
Granted	55,000	$14.82
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	55,000	$14.82

      The following table illustrates information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable

		Weighted-Average
Range of	Number of	Remaining Life	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Options	(in years)	Exercise Price	Options	Exercise Price

$13.00-$14.00	5,000	9.8	$13.00	—	—
$14.01-$15.00	50,000	9.6	$15.00	—	—

$13.00-$15.00	55,000			—

      The weighted-average grant-date fair value of options granted during the period April 26, 2003 through December 31, 2003 was $11 thousand.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free rate of 4.3 percent; dividend yield of 13.2 percent; expected life of 10 years; and volatility of 21.0 percent.

      Total stock-based employee compensation expense for the period from April 26, 2003 through December 31, 2003 was $3 thousand.

Note 7 —	The Management Agreement

      The Company has entered into a Management Agreement with the Manager that provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	a base management fee equal to a percentage of average net worth during each fiscal year as defined in the Management Agreement (1% of the first $300 million plus 0.8% of the amount in excess of $300 million);

•	incentive compensation based on the excess of a “tiered percentage” (as defined in the Management Agreement as the weighted-average of the following rates based upon average net invested assets: (1) 20% for the first $400 million of average net invested assets; and (2) 10% for the average net invested assets in excess of $400 million) of the difference between the Company’s net income (defined in the Management Agreement as taxable income before incentive compensation, net operating losses from prior periods, and items permitted by the Internal Revenue Code when calculating taxable income for a REIT) and the “threshold return” (the amount of net income for the period that would produce an annualized return on equity, calculated by dividing the net income, as defined in the Management Agreement, by the average net invested assets, as defined in the Management Agreement, equal to the 10-year U.S. Treasury rate for the period plus 2.0%) for the fiscal period; and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

      The base management fee and incentive compensation will be paid quarterly and are subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation will be paid to the Manager in cash and one-half will be paid in the form of a restricted stock award under the Company’s 2003 Outside Advisors Stock Incentive Plan. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30 day period ending three days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company.

      From and after June 11, 2004, the Company is entitled to terminate the Management Agreement without cause provided that the Company gives the Manager 60 days’ prior written notice and pays a termination fee and other unpaid costs and expenses reimbursable to the Manager. If the Company’s

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

terminates the Management Agreement without cause, the Company is required to pay the Manager a termination fee as follows:

•	If the Company terminates the Management Agreement without cause in connection with a decision to manage its portfolio internally, rather than by an external manager, the amount of the termination fee shall be equal to the amount of the highest annual base fee and the highest annual incentive compensation, for a particular year, earned by the Manager during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, plus accelerated vesting on the equity component of all incentive compensation.

•	If the Company terminates the Management Agreement without cause for any other reason, the amount of the termination fee shall be equal to two times the amount of the highest annual base fee and the highest annual incentive compensation, for a particular year, earned by the Manager during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, plus all deferred payments, including accelerated vesting on the equity component of all incentive compensation.

      The Company is also entitled to terminate the Management Agreement with cause, in which case the Company is only obligated to reimburse unpaid costs and expenses.

      The Management Agreement contains certain provisions requiring the Company to indemnify the Manager for costs (e.g., legal costs) the Manager could potentially incur in fulfilling its duties prescribed in the agreement or in other agreements related to the Company’s activities. The indemnification provisions do not apply under all circumstances (e.g., if the Manager is grossly negligent, acted with reckless disregard or engaged in willful misconduct or active fraud). The provisions contain no limitation on maximum future payments. The Company has evaluated the impact of these guarantees on its financial statements and determined that it is immaterial.

      The base management fee for the period from April 26, 2003 through December 31, 2003 was $901 thousand.

      Incentive compensation is earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) for the period from April 26, 2003 through December 31, 2003 was $11.7 million and was greater than the “threshold return” taxable income of $5.6 million for the same period. Incentive compensation earned by the Manager during the period from April 26, 2003 through December 31, 2003 was $1.2 million, of which $613 thousand was waived by the Manager for the quarter ended September 30, 2003. Incentive compensation is paid by the Company one-half in cash and one-half in restricted stock.

      Because of the timing of the Company’s initial investment of portfolio assets (investment activities began on June 11, 2003, the first security purchase settled on June 16, 2003, and $407.8 million of securities had yet to settle as of June 30, 2003), interest income for the period from April 26, 2003 through June 30, 2003 was substantially lower than would be expected for a typical full period, both in an absolute sense and also relative to the average net invested assets for the period. However, for incentive compensation purposes the calculation for “threshold return” net income is based on average net invested assets for the period with no adjustments made to account for such timing differences. As a result, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items), for the period from April 26, 2003 through June 30, 2003, was $298 thousand and was less than

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the “threshold return” net income of $426 thousand and, therefore, no incentive fee was earned by the Manager or paid by the Company for that period.

      The Company did not pay incentive compensation to the Manager for the quarter ended September 30, 2003. Although the Manager was entitled to receive incentive compensation under the Management Agreement for the quarter ended September 30, 2003, because of the net loss reported by the Company for the period, the Manager voluntarily waived, on a one-time basis, its right to incentive compensation for the period due to the net loss reported during that same period. Since the Manager waived its right to its incentive compensation for the period ended September 30, 2003, the waived incentive fee of $613 thousand was expensed and accounted for as a capital contribution as of September 30, 2003.

      For the quarter ended December 31, 2003, total incentive fees for the Manager were $606 thousand, one-half payable in cash and one-half payable in the form of the Company’s common stock as described above. The cash portion of the incentive fee of $303 thousand for the quarter ended December 31, 2003 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $46 thousand, was expensed in the quarter ended December 31, 2003. Included in other assets at December 31, 2003 is $257 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

      The remaining incentive fee for the quarter ended December 31, 2003 of $30 thousand was earned by the Company’s Chief Financial Officer, in accordance with the terms of his employment agreement. This portion of the incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $15 thousand for the quarter ended December 31, 2003 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $2 thousand, was expensed in the quarter ended December 31, 2003. Included in other assets at December 31, 2003 is $13 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock. No incentive compensation was earned or paid to the Chief Financial Officer for the period from April 26, 2003 to September 30, 2003.

Note 8 — Related Party Transactions

      At December 31, 2003, the Company was indebted to the Manager for base management fees of $418 thousand, incentive fees of $606 thousand and reimbursement of expenses of $16 thousand. At December 31, 2003, the Company was indebted to the Company’s Chief Financial Officer for incentive fees of $30 thousand and to officers and employees of the Company for expense reimbursement of $18 thousand. These amounts are included in management fee payable, incentive fee payable and other related party liabilities.

      The Manager’s financial relationship with the Company is governed by the Management Agreement. Under the Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day to day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. As of December 31, 2003, there were no expenses payable to the Manager pursuant to the cost-sharing agreement. During the period April 26, 2003 through December 31, 2003, the Company paid the Manager

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$6 thousand pursuant to the cost-sharing agreement. The Company shall pay all other expenses on behalf of the Company, and shall reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Management Agreement.

Note 9 — Fair Value of Financial Instruments

      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, unsettled security purchases, note payable, and accrued interest expense, approximates cost as of December 31, 2003 due to the short-term nature of these instruments.

Note 10 — Accumulated Other Comprehensive Loss

      The following is a summary of the components of accumulated other comprehensive loss as of December 31, 2003:

	Net Unrealized Losses on		Accumulated Other
	Mortgage-backed Securities	Net Unrealized Losses on	Comprehensive
	Available-for-Sale	Cash Flow Hedges	Loss

	(In thousands)
Beginning Balance	$—	$—	$—
Change during the period	(26,353)	(157)	(26,510)

Ending Balance	$(26,353)	$(157)	$(26,510)

Note 11 — Interest Rate Risk

      The Company’s primary component of market risk is interest rate risk. The Company is subject to interest rate risk in connection with its investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities, its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative contracts. At December 31, 2003, 88.9% of the Company’s securities portfolio were hybrid adjustable-rate mortgage-backed securities, 8.6% of the Company’s securities were adjustable-rate mortgage-backed securities and there were no fixed-rate mortgage-backed securities.

      The Company’s strategy includes funding its investments in long-term, fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such fixed-rate and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

      Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage interest rate risk and prepayment risk. The effectiveness of any derivative transactions will depend significantly upon whether the Company correctly quantifies the interest rate or prepayment risks being hedged, execution of and ongoing monitoring of the Company’s hedging activities, and the treatment of such hedging activities for accounting purposes. In the case of the Eurodollar futures contracts the Company had outstanding at December 31, 2003, and any future efforts to hedge the effects of interest rate changes on liability costs, if management enters into hedging instruments that have higher interest rates imbedded in them as a result of the forward yield curve, and at the end of the term of these hedging

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

instruments the spot market interest rates for the liabilities that are hedged are actually lower, then the Company will have locked in higher interest rates for its liabilities than would be available in the spot market at the time. This could result in a narrowing of the Company’s net interest margin or result in losses.

      Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative.

      The Company intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would the Company’s earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations. To mitigate interest rate mismatches, the Company may utilize hedging strategies discussed above and in Note 12.

Note 12 — Derivative Instruments and Hedging Activities

      The Company seeks to manage its interest rate risk exposure to protect the Company’s repurchase agreement liabilities against the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage this interest rate risk. Derivative instruments are carried at fair value.

      The following table is a summary of derivative instruments held as of December 31, 2003:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

	(In thousands)
Eurodollar futures contracts sold short	$3	$(160)	$(157)

     Cash Flow Hedging Strategies

      Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, which may be an individual item or a group of similar items. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swaps. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At December 31, 2003, the maximum length of time over which the Company is hedging its exposure is 12 months.

      The Company may use Eurodollar futures contracts to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. Gains and losses on each contract are associated with forecasted interest expense for the specified future period.

      The Company may use interest rate swaps to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced will be associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

      For the period from April 26, 2003 through December 31, 2003, there was no gain or loss recognized in interest expense due to ineffectiveness. Based upon the amounts included in accumulated other comprehensive income at December 31, 2003, the Company expects to recognize an increase of $157 thousand in interest expense during 2004. This amount could differ from amounts actually realized due to changes in the benchmark rate between December 31, 2003 and when the Eurodollar futures contracts held at December 31, 2003 expire, as well as the addition of other hedges subsequent to December 31, 2003.

Note 13 — Summary of Quarterly Information (Unaudited)

      The following is a presentation of the results of operations for the period from April 26, 2003 through June 30, 2003 and the quarters ended September 30, 2003 and December 31, 2003.

		For the	For the
	For the Period	Quarter	Quarter
	from April 26,	Ended	Ended
	2003 through	September 30,	December 31,
	June 30, 2003	2003	2003

	(In thousands, except share and
	per share amounts)
Interest income	$672	$10,777	$11,205
Interest expense	164	4,327	4,518

Net interest income	508	6,450	6,687
Losses on sales of mortgage-backed securities	—	(7,831)	—
Expenses	371	1,399	1,283

Net income (loss)	$137	$(2,780)	$5,404

Net income (loss) per share — basic	$0.04	$(0.24)	$0.40

Net income (loss) per share — diluted	$0.04	$(0.24)	$0.40

Weighted-average shares outstanding — basic	3,393,394	11,704,000	13,414,000

Weighted-average shares outstanding — diluted	3,393,394	11,704,000	13,414,260

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14 — Subsequent Events

      On January 28, 2004, the Company filed an S-8 with the SEC to register up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share, to be issued or delivered pursuant to the Company’s 2003 Stock Incentive Plan.

      On February 4, 2004, the Company’s Compensation Committee issued 25,651 shares of restricted stock to the Company’s Manager in relation to the incentive fees earned by the Manager during the quarter ended December 31, 2003. The Manager subsequently assigned the restricted stock to employees of the Manager, some of whom are also officers of the Company. On February 4, 2004, the Company’s Compensation Committee also issued 1,283 shares of restricted stock to the Company’s Chief Financial Officer under the 2003 Stock Incentive Plan in relation to the incentive fees earned by the Chief Financial Officer during the quarter ended December 31, 2003. On February 4, 2004, the Compensation Committee also issued 212 shares of restricted stock under the 2003 Stock Incentive Plan to the Company’s Controller.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

     Luminent Mortgage Capital, Inc.:

      We have audited the accompanying balance sheet of Luminent Mortgage Capital, Inc. (the “Company”) as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the period from April 26, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Luminent Mortgage Capital, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the period from April 26, 2003 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 27, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, or Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. The officers have also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrections with regard to significant deficiencies and material weaknesses. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

Item 11.	Executive Compensation

      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

Item 13.	Certain Relationships and Related Transactions

      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

Item 14.	Principal Accountant Fees and Services

      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. and (a)2.     Documents filed as part of this report:

1. and 2.

      All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

(a)3.     Exhibits

      The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

(b).     Reports on Form 8-K

      We filed a report on Form 8-K on December 22, 2003, reporting under Item 5 thereof, that on October 24, 2003, the Board of Directors of Luminent Mortgage Capital, Inc., a Maryland corporation (the “Company”), elected by resolution to become subject to Section 3-804 of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the “MGCL”), all as more particularly described in the Articles Supplementary filed as Exhibit 3.1 to the Form 8-K, which were filed with the State Department of Assessments and Taxation of Maryland on December 22, 2003. Section 3-804 of the MGCL provides, inter alia, that notwithstanding any provisions of the Company’s charter or bylaws to the contrary, (a) a director may be removed only by a vote of not less than two-thirds (2/3) of all of the votes entitled to be cast on the matter, (b) the number of directors may be set only by the Board of Directors and (c) all vacancies on the Board of Directors may be filled only by a majority of the remaining directors then in office.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2004

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 3, 2004

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL P. SENECA Gail P. Seneca	Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)	March 3, 2004

/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda	Chief Executive Officer and Chairman Financial Officer (Principal Financial and Accounting Officer)	March 3, 2004

/s/ ALBERT J. GUTIERREZ Albert J. Gutierrez	President and Director	March 3, 2004

/s/ BRUCE A. MILLER Bruce A. Miller	Director	March 3, 2004

JOHN MCMAHAN* John McMahan	Director	March 3, 2004

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 3, 2004

/s/ DONALD H. PUTNAM Donald H. Putnam	Director	March 3, 2004

Signature		Title	Date

/s/ JOSEPH E. WHITTERS Joseph E. Whitters		Director	March 3, 2004

*By:	/s/ GAIL P. SENECA Gail P. Seneca Attorney-In-Fact

EXHIBIT INDEX

      Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

      The following exhibits are included, or incorporated by reference, in this annual report on Form 10-K for fiscal year 2003 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Articles of Amendment and Restatement(1)
3.2		Articles Supplementary(2)
3.3		Amended and Restated Bylaws(1)
3.4		Second Amended and Restated Bylaws(1)
4.1		Form of Common Stock Certificate(1)
4.2		Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering)(1)
10.1		Management Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca Capital Management LLC (“Seneca”)(1)
10.2		Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca(1)
10	.3†	2003 Stock Incentive Plan(1)
10	.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan(1)
10	.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan(1)
10	.6†	2003 Outside Advisors Stock Incentive Plan of the Registrant(1)
10	.7†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan(1)
10	.8†	Form of Indemnity Agreement(1)
10	.9†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda(1)
10	.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda(1)
10	.11†	Form of Restricted Stock Award Agreement for Seneca(3)
14.1		Code of Business Conduct and Ethics(1)
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1		Charter of the Audit Committee of the Board of Directors(1)
99.2		Charter of the Compensation Committee of the Board of Directors(1)
99.3		Charter of the Governance and Nominating Committee of the Registrant’s Board of Directors(1)

(1)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference from our Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.