Form 10-Q
period 2004-03-31
LUMINENT MORTGAGE CAPITAL INC
filed 2004-05-10
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from         to

Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	06-1694835
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

909 Montgomery Street, Suite 500, San Francisco, California	94133
(Address of Principal Executive Offices)	(Zip Code)

(415) 486-2110
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

     The number of shares of our common stock outstanding on April 30, 2004 was 36,927,339.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements. Forward looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history and the lack of experience of Seneca Capital Management LLC in managing a REIT;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our ability to invest up to 10% of our investment portfolio in lower-credit quality mortgage-backed securities which carry an increased likelihood of default or rating downgrade relative to investment-grade securities;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	Seneca Capital Management LLC’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the management agreement;

•	potential conflicts of interest arising out of our relationship with Seneca Capital Management LLC, on the one hand, and Seneca Capital Management LLC’s relation with other third parties, on the other hand; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Condensed Financial Statements of Luminent Mortgage Capital, Inc.

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2004	2003
Assets:
Cash and cash equivalents	$8,669	$7,219
Mortgage-backed securities available-for-sale, at fair value	1,231,822	352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	2,839,550	1,809,822
Interest receivable	13,152	7,345
Principal receivable	5,723	2,313
Offering proceeds receivable	157,865	—
Other assets	1,234	518

Total assets	$4,258,015	$2,179,340

Liabilities:
Repurchase agreements	$2,695,774	$1,728,973
Unsettled security purchases	1,079,154	156,127
Cash distribution payable	10,433	5,267
Futures contracts, at fair value	3,399	157
Accrued interest expense	5,262	3,777
Management fee payable, incentive fee payable and other related party liabilities	2,172	1,088
Insurance note payable	—	92
Accounts payable and accrued expenses	1,278	1,363

Total liabilities	3,797,472	1,896,844
Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 36,841,146 and 24,814,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	37	25
Additional paid-in capital	475,228	317,339
Deferred compensation	(286)	—
Accumulated other comprehensive loss	(6,445)	(26,510)
Accumulated distributions in excess of accumulated earnings	(7,991)	(8,358)

Total stockholders’ equity	460,543	282,496

Total liabilities and stockholders’ equity	$4,258,015	$2,179,340

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the
Quarter Ended
March 31,
(in thousands, except share and per share amounts)	2004
Revenues:
Net interest income:
Interest income	$20,204
Interest expense	6,827

Net interest income	13,377
Expenses:
Management fee expense to related party	787
Incentive fee expense to related parties	846
Salaries and benefits	96
Professional services	417
Board of directors expense	56
Insurance expense	220
Custody expense	67
Other general and administrative expenses	88

Total expenses	2,577

Net income	$10,800

Net income per share — basic	$0.43

Net income per share — diluted	$0.43

Weighted-average number of shares outstanding — basic	25,077,736

Weighted-average number of shares outstanding — diluted	25,085,784

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Accumulated	Distributions
	Common Stock		Additional		Other	in Excess of
			Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Par Value	Capital	Compensation	Income /(Loss)	Earnings	Income/(Loss)	Total
Balance, December 31, 2003	24,814	$25	$317,339	$—	$(26,510)	$(8,358)	$—	$282,496
Net income						10,800	10,800	10,800
Mortgage-backed securities available-for-sale, fair value adjustment					23,710		23,710	23,710
Futures contracts, fair value adjustment					(3,645)		(3,645)	(3,645)

Comprehensive income							$30,865

Distributions to stockholders						(10,433)		(10,433)
Issuance of common stock	12,027	12	157,887	(286)				157,613
Amortization of stock options			2					2

Balance, March 31, 2004	36,841	$37	$475,228	$(286)	$(6,445)	$(7,991)		$460,543

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the
Quarter
Ended
March 31,
(in thousands)	2004
Cash flows from operating activities:
Net income	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on mortgage-backed securities available-for-sale	5,208
Amortization of stock options	2
Ineffectiveness of cash flow hedges	10
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	(632)
Increase in other assets	(1,003)
Decrease in accounts payable and accrued expenses	(85)
Increase in interest payable	1,485
Increase in management fee payable, incentive fee payable and other related party liabilities	1,474

Net cash provided by operating activities	17,259

Cash flows from investing activities:
Purchase of mortgage-backed securities available-for-sale	(1,116,022)
Principal payments of mortgage-backed securities	139,539
Realized losses on Eurodollar futures contracts	(412)

Net cash used in investing activities	(976,895)

Cash flows from financing activities:
Offering costs related to issuance of common stock	(356)
Borrowings under repurchase agreements	11,141,921
Principal payments on repurchase agreements	(10,175,120)
Payment of cash dividends	(5,267)
Other	(92)

Net cash provided by financing activities	961,086

Net increase in cash and cash equivalents	1,450
Cash and cash equivalents, beginning of the period	7,219

Cash and cash equivalents, end of the period	$8,669

Supplemental disclosure of cash flow information:
Interest paid	$5,328
Non-cash transactions:
Increase in unsettled security purchases	$923,026
Increase in offering proceeds receivable	(157,865)
Increase in principal receivable	(3,410)
Distributions declared	(10,433)
Incentive fees payable settled through issuance of restricted stock	390
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted stock	(286)

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1-ACCOUNTING POLICIES

     Luminent Mortgage Capital, Inc., or the Company, is a real estate investment trust which invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate, hybrid adjustable-rate and fixed rate mortgage-backed securities. Seneca Capital Management LLC, or the Manager, pursuant to a management agreement, or the Management Agreement, manages the Company and its investment portfolio.

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, or GAAP. Preparing the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

     The information furnished in these unaudited condensed interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2004 (file number 001-31828).

     Descriptions of the significant accounting policies of the Company are included in Note 1 to financial statements in the Company’s 2003 Annual Report on Form 10-K. There have been no significant changes to these policies during 2004.

NOTE 2-MORTGAGE-BACKED SECURITIES

     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of March 31, 2004, which are carried at fair value:

		Hybrid-
		Adjustable-	Balloon	Total Mortgage-
	Adjustable-	Rate	Maturity	Backed
	Rate Securities	Securities	Securities	Securities
	(in thousands)
Amortized cost	$167,744	$3,850,573	$55,698	$4,074,015
Unrealized gains	251	13,692	—	13,943
Unrealized losses	(1,733)	(14,277)	(576)	(16,586)

Fair value	$166,262	$3,849,988	$55,122	$4,071,372

% of total	4.1%	94.6%	1.3%	100.0%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities on March 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
	(in thousands)
Less than one year	$345,832	$348,251	3.61%
Greater than one year and less than five years	3,725,540	3,725,764	3.97
Greater than five years	—	—	—

Total	$4,071,372	$4,074,015	3.96%

     The weighted-average lives of the mortgage-backed securities at March 31, 2004 in the table above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

     The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

     At March 31, 2004, unsettled security purchases totaled $1.1 billion.

     The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Agency-backed mortgage-backed securities	$1,519,130	$(11,633)	$—	$—	$1,519,130	$(11,633)
Non-agency-backed mortgage-backed securities	599,462	(4,953)	—	—	599,462	(4,953)

Total temporarily impaired securities	$2,118,592	$(16,586)	$—	$—	$2,118,592	$(16,586)

     At March 31, 2004, the Company was only invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. As of March 31, 2004, none of the securities held had been downgraded by a credit rating agency since their purchase. Management intends to hold the securities until

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

maturity, allowing for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2004.

NOTE 3-REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At March 31, 2004, the Company had an outstanding amount of $2.7 billion with weighted-average borrowing rates of 1.15%. At March 31, 2004 securities pledged as collateral for repurchase agreements had estimated fair values of $2.8 billion.

     At March 31, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 335
	less)	days	days	days	Total
	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$61,787	$970,726	$883,482	$1,915,995
Fair market value of securities sold, including accrued interest	—	62,338	976,324	880,572	1,919,234
Repurchase agreement liabilities associated with these securities	—	60,207	920,831	846,895	1,827,933
Average interest rate of repurchase agreement liabilities	0.00%	1.24%	1.09%	1.18%	1.14%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$31,134	$31,828	$597,230	$272,408	$932,600
Fair market value of securities sold, including accrued interest	30,934	31,797	595,016	272,587	930,334
Repurchase agreement liabilities associated with these securities	29,076	30,352	552,771	255,642	867,841
Average interest rate of repurchase agreement liabilities	1.16%	1.17%	1.18%	1.22%	1.19%
Total:
Amortized cost of securities sold, including accrued interest	$31,134	$93,615	$1,567,956	$1,155,890	$2,848,595
Fair market value of securities sold, including accrued interest	30,934	94,135	1,571,340	1,153,159	2,849,568
Repurchase agreement liabilities associated with these securities	29,076	90,559	1,473,602	1,102,537	2,695,774
Average interest rate of repurchase agreement liabilities	1.16%	1.21%	1.12%	1.19%	1.15%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

     At March 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$12,703	30
Bear Stearns & Co.	30,331	73
Countrywide Securities Corporation	1,833	1
Credit Suisse First Boston LLC	21,314	97
Deutsche Bank Securities Inc.	1,518	55
Federal Home Loan Mortgage Corporation	(94)	62
Goldman Sachs & Co.	4,860	58
J.P. Morgan Securities Inc.	1,293	86
Lehman Brothers Inc.	2,689	62
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	15,020	66
Morgan Stanley & Co. Inc.	2,134	62
Salomon Smith Barney	29,698	164
UBS Securities LLC	19,379	124
Wachovia Securities, LLC	5,853	68

Total	$148,531	97

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus (1) repurchase agreement liabilities, plus accrued interest expense.

     The Company has a margin lending facility with its primary custodian where it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At March 31, 2004, there were no outstanding borrowings under the margin lending facility.

NOTE 4-CAPITAL STOCK AND NET INCOME PER SHARE

     The Company had 100,000,000 shares of par value $0.001 common stock authorized and 36,841,146 shares were issued and outstanding as of March 31, 2004. Of the 100,000,000 shares of par value $0.001 common stock authorized, 10,000,000 shares are reserved for issuance in order to pay incentive fees in connection with the Management Agreement. As of March 31, 2004, 9,974,349 shares remain reserved for issuance. The Company had 10,000,000 shares of par value $0.001 preferred stock authorized and none outstanding as of March 31, 2004.

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

     On December 18, 2003, the Company completed an initial public offering of 13,110,000 shares of its common stock, $0.001 par value at an offering price of $13.00 per share, including the exercise by the underwriter of its over-allotment option to purchase 1,710,000 shares of common stock. The Company received proceeds from the initial public offering in the amount of $157.0 million, net of underwriting discount and other offering costs.

     The Company filed a resale shelf registration statement with the SEC for up to 11,500,000 shares of its common stock issued in the June 11, 2003 and June 19, 2003 private offerings. The registration statement was declared effective by the SEC on February 13, 2004.

     On March 29, 2004, the Company completed a public offering of 12,000,000 shares of its common stock, $0.001 par value at an offering price of $14.00 per share. On April 2, 2004, the Company received proceeds from the public offering in the amount of $157.5 million, net of underwriting discount and other offering costs.

     The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

     The following table presents a reconciliation of basic and diluted net income per share for the quarter ended March 31, 2004:

	Basic	Diluted
Net income (in thousands)	$10,800	$10,800

Weighted-average number of common shares outstanding	25,077,736	25,077,736
Additional shares due to assumed conversion of dilutive instruments	—	8,048

Adjusted weighted-average number of common shares outstanding	25,077,736	25,085,784

Net income per share	$0.43	$0.43

NOTE 5-2003 STOCK INCENTIVE PLANS

     The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company, individual consultants or advisors who render or have rendered bona fide services, and officers, employees or directors of the Manager as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards, and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and shall not exceed 10 years. The exercise price and the vesting requirement of each grant is determined on the grant date by the Compensation Committee.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

     The following table illustrates the common stock available for grant as of March 31, 2004:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance			1,000,000	(1)
Granted	56,495	—	56,495
Forfeited	—	—	—
Expired	—	—	—

Total available for grant			943,505	(2)

(1)	At June 4, 2003, adoption date of both stock incentive plans, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At March 31, 2004, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 943,505 shares.

     At March 31, 2004, the Company had outstanding options under the plans with expiration dates of 2013. The following table illustrates stock option transactions during the quarter ended March 31, 2004:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2003	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2004	55,000	$14.82

     The following table illustrates information about stock options outstanding at March 31, 2004:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Life (in	Exercise	of	Exercise
Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	9.8	$13.00	—	—
$14.01-$15.00	50,000	9.6	$15.00	—	—

$13.00-$15.00	55,000			—

     Total stock-based employee compensation expense related to stock options for the quarter ended March 31, 2004 was $2 thousand.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

     The following table illustrates restricted common stock transactions during the quarter ended March 31, 2004:

Number of
	Restricted	Weighted-
	Common	Average Issue
	Shares	Price
Outstanding at December 31, 2003	—	—
Issued	1,495	$13.90
Repurchased	—	—

Outstanding at March 31, 2004	1,495	$13.90

NOTE 6-THE MANAGEMENT AGREEMENT

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

     The base management fee and incentive compensation will be paid quarterly and are subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation will be paid to the Manager in cash and one-half will be paid in the form of a restricted stock award. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company.

     From and after June 11, 2004, the Company is entitled to terminate the Management Agreement without cause provided that the Company gives the Manager 60 days’ prior written notice and pays a termination fee and

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

other unpaid costs and expenses reimbursable to the Manager. If the Company’s terminates the Management Agreement without cause, the Company is required to pay the Manager a termination fee as follows:

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

     The Company is also entitled to terminate the Management Agreement with cause, in which case the Company is only obligated to reimburse the Manager for its unpaid costs and expenses.

     The Management Agreement contains certain provisions requiring the Company to indemnify the Manager for costs (e.g., legal costs) the Manager could potentially incur in fulfilling its duties prescribed in the Management Agreement or in other agreements related to the Company’s activities. The indemnification provisions do not apply under all circumstances (e.g., if the Manager is grossly negligent, acted with reckless disregard or engaged in willful misconduct or active fraud). The provisions contain no limitation on maximum future payments. The Company has evaluated the impact of these guarantees on its financial statements and determined that it is immaterial.

     The base management fee for the quarter ended March 31, 2004 was $787 thousand.

     Incentive compensation is earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. For the quarter ended March 31, 2004, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $11.2 million and was greater than the “threshold return” taxable income of $4.7 million.

     For the quarter ended March 31, 2004, total incentive fees earned by the Manager were $1.3 million, one-half payable in cash and one-half payable in the form of the Company’s common stock as described above. The cash portion of the incentive fee of $652 thousand for the quarter ended March 31, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $99 thousand, was expensed in the quarter ended March 31, 2004. Included in other assets at March 31, 2004 is $553 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

     In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee of $65 thousand for the quarter ended March 31, 2004. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $33 thousand for the quarter ended March 31, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

incentive fees, or $5 thousand, was expensed in the quarter ended March 31, 2004. Included in other assets at March 31, 2004 is $28 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

NOTE 7-RELATED PARTY TRANSACTIONS

     At March 31, 2004, the Company was indebted to the Manager for base management fees of $787 thousand and incentive fees of $1.3 million. At March 31, 2004, the Company was indebted to the Company’s Chief Financial Officer for incentive fees of $65 thousand and to officers and employees of the Company for bonuses and expense reimbursement of $16 thousand. These amounts are included in management fee payable, incentive fee payable and other related party liabilities.

     The Manager’s financial relationship with the Company is governed by the Management Agreement. Under the Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. As of March 31, 2004, there were no expenses payable to the Manager pursuant to the cost-sharing agreement. During the quarter ended March 31, 2004, the Company paid the Manager $6 thousand pursuant to the cost-sharing agreement. The Company shall pay all other expenses on behalf of the Company, and shall reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Management Agreement.

NOTE 8-FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, unsettled security purchases, and accrued interest expense, approximates cost as of March 31, 2004 due to the short-term nature of these instruments.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 9-ACCUMULATED OTHER COMPREHENSIVE LOSS

     The following is a summary of the components of accumulated other comprehensive loss as of March 31, 2004:

	Net Unrealized
	Gains/(Losses) on	Net Realized and	Accumulated
	Mortgage-backed	Unrealized Losses	Other
	Securities	on Cash Flow	Comprehensive
	Available-for-Sale	Hedges	Income/(Loss)
	(in thousands)
Beginning Balance	$(26,353)	$(157)	$(26,510)
Change during the period	23,710	(3,645)	20,065

Ending Balance	$(2,643)	$(3,802)	$(6,445)

     See Note 10 for further discussion regarding derivative instruments and hedging activities.

NOTE 10-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company seeks to manage its interest rate risk exposure to protect the Company’s repurchase agreement liabilities against the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage this interest rate risk. Derivative instruments are carried at fair value.

     The following table is a summary of derivative instruments held as of March 31, 2004:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value
	(in thousands)
Eurodollar futures contracts sold short	$—	$(3,399)	$(3,399)

     Cash Flow Hedging Strategies

     Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, which may be an individual item or a group of similar items. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swaps. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

(Unaudited)

the identified hedge time periods. At March 31, 2004, the maximum length of time over which the Company is hedging its exposure is 12 months.

     The Company may use Eurodollar futures contracts to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. Gains and losses on each contract are associated with forecasted interest expense for the specified future period.

     The Company may use interest rate swaps to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced will be associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

     For the quarter ended March 31, 2004, losses of $14 thousand were recognized in interest expense due to ineffectiveness. Based upon the amounts included in accumulated other comprehensive loss at March 31, 2004, the Company expects to recognize an increase of $3.8 million in interest expense during 2004, of which $412 thousand is due to positions closed during the quarter and $3.4 million is due to unrealized losses on open positions at March 31, 2004. This amount could differ from amounts actually realized due to changes in the benchmark rate between March 31, 2004 and when the Eurodollar futures contracts held at March 31, 2004 are closed, as well as the addition of other hedges subsequent to March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business which could have a material effect on the financial condition and results of operations are:

•	interest rate mismatches between our adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our borrowings used to fund our purchases of mortgage-backed securities;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	the potential for increased borrowing costs related to repurchase agreements;

•	interest rate caps related to our adjustable-rate and hybrid adjustable-rate mortgage-backed securities;

•	the overall leverage of our portfolio;

•	our ability or inability to use derivatives to mitigate our interest rate and prepayment risks;

•	the impact that increases in interest rates would have on our book value;

•	maintaining adequate borrowing capacity so that we can purchase mortgage-related assets and reach our desired amount of leverage;

•	if we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets;

•	possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	competition might prevent us from acquiring mortgage-backed securities at favorable yields, which would harm our results of operations;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	complying with REIT requirements might cause us to forego otherwise attractive opportunities.

     Management has established interest rate risk and other policies for managing the portfolio of mortgage-backed securities and the related borrowings outstanding. These policies include, without limitation, evaluating the level of risk we assume when purchasing adjustable-rate or hybrid adjustable-rate mortgage-backed securities which are subject to periodic and lifetime interest rate caps, matching the interest rates on our assets and liabilities, acquiring new mortgage-backed securities to replace prepaid securities, purchasing mortgage-backed securities that we believe to have favorable-risk adjusted expected returns relative to the market interest rates at the time of purchase, borrowing between eight and 12 times the amount of our stockholders’ equity, entering into derivative transactions to protect us from rising interest rates on our repurchase agreements, and monitoring our qualification as a REIT.

     Refer to the section titled “Risk Factors” for additional discussion regarding these and other risk factors which affect our business. Refer to the section “Interest Rate Risk” of Item 3 of Part I, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. Descriptions of the significant accounting policies of the Company are included in Note 1 to financial statements in the Company’s 2003 Annual Report on Form 10-K. There have been no significant changes to these policies during 2004. Management has identified our most critical accounting policies to be the following:

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

   Accounting for Derivative Financial Instruments and Hedging Activities

     Our policies permit us to enter into derivative contracts, including Eurodollar futures contracts and interest rate swaps, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged items, for a specified future time period.

     At March 31, 2004, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

     These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. For REIT taxable net income purposes, realized gains and losses are reclassified into earnings immediately when positions are closed or have expired.

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

     This restricted stock portion of the incentive compensation will be paid or issued to the Manager on a quarterly basis pursuant to the terms of the Management Agreement. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three days prior to the grant date, less a fair market value discount determined by our board of directors to account for the transfer restrictions during the vesting period. During periods of lower stock prices, we will issue more restricted common stock to the Manager under the Management Agreement to pay for the same amount of incentive compensation earned in periods that had higher stock prices. Over the vesting period, any additional shares issued would have a dilutive effect on book value and net income per share.

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

Financial Condition

   Mortgage-Backed Securities

     At March 31, 2004, we held $4.1 billion of mortgage-backed securities at fair value, net of unrealized gains of $13.9 million and unrealized losses of $16.6 million. As of March 31, 2004, all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 101.8% of face amount.

     Certain of the securities held at March 31, 2004 are impaired as the fair value of the securities is below amortized cost. At March 31, 2004, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held are other-than-temporarily impaired at March 31, 2004.

     The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years, however, the expected maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio as of March 31, 2004:

	Weighted-Average	% of
Asset	Final Maturity	Total
Adjustable-Rate Mortgage-Backed Securities	2033	4.1%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2033	94.6%
Balloon Mortgage-Backed Securities	2033	1.3%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

     The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 20% for the quarter ended March 31, 2004. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. As interest rates have risen, the rate of refinancings has declined, which we believe may result in lower rates of prepayments and, as a result, a lower portfolio principal payment rate.

     As of March 31, 2004, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.45 years. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. As of March 31, 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 43 months, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years. Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of March 31, 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had average annual caps of 2.48% and average lifetime caps of 10.01%.

     The following table summarizes our mortgage-backed securities on March 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
	(in thousands)
Less than one year	$345,832	$348,251	3.61%
Greater than one year and less than five years	3,725,540	3,725,764	3.97
Greater than five years	—	—	—

Total	$4,071,372	$4,074,015	3.96%

     The weighted-average lives of the mortgage-backed securities at March 31, 2004 in the table above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant principal prepayment rates to the balloon or reset date for each security. At March 31, 2004, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

     The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

   Equity Securities

     Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2004, we did not hold any equity securities.

   Unsettled Securities Purchases

     At March 31, 2004, we had unsettled securities purchases of $1.1 billion. Of the $1.1 billion of unsettled securities purchases, $942.6 million are related to “to be announced,” or TBA, mortgage-backed securities.

   Other Assets

     We had other assets of $178.0 million at March 31, 2004. Other assets consist primarily of offering proceeds receivable of $157.9 million, interest receivable of $13.2 million, principal receivable of $5.7 million, prepaid directors and officers liability insurance of $548 thousand and deferred compensation of $585 thousand. On April 2, 2004, the Company received the proceeds from the public offering which was completed on March 29, 2004.

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

     At March 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. We sold short 9,600 Eurodollar futures contracts, which expire in June 2004, September 2004 and December 2004 with a notional amount totaling $9.6 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At March 31, 2004, the unrealized loss on the Eurodollar futures contracts was $3.4 million.

   Liabilities

     We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of the Manager or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2004 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on March 31, 2004.

     At March 31, 2004, we had outstanding $2.7 billion of repurchase agreements with a weighted-average current borrowing rate of 1.15%, $119.6 million of which matures within 30 days, $1.5 billion of which matures between 31 and 90 days and $1.1 billion of which matures in greater than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At March 31, 2004, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $2.8 billion and had a weighted-average maturity of 97 days. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $148.5 million.

     After consideration of the duration on our Eurodollar futures contracts, our weighted-average maturity of our total liabilities was 313 days.

     We had $1.1 billion of other liabilities at March 31, 2004. Other liabilities consisted primarily of $1.1 billion of unsettled securities purchases, $10.4 million of cash distribution payable, $5.3 million of accrued interest expense on repurchase agreements, and $2.2 million of management fee payable, incentive fee payable and other related party liabilities.

     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At March 31, 2004, there were no outstanding borrowings under the margin lending facility.

   Stockholders’ Equity

     Stockholders’ equity at March 31, 2004 was $460.5 million and included $2.6 million of unrealized losses on mortgage-backed securities available-for-sale and $3.8 million of realized and unrealized losses on cash flow hedges presented as accumulated other comprehensive loss.

     Weighted-average stockholders’ equity and return on average equity were $302.5 million and 14.36%, respectively, for the quarter ended March 31, 2004. Return on average equity is defined as annualized net income divided by weighted-average stockholders' equity.

     Our book value at March 31, 2004 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share (1)
	(in thousands)
Total stockholders’ equity (GAAP)	$460,543	$12.50
Addback
Accumulated other comprehensive loss on mortgage-backed securities	2,643	0.07

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities (NON-GAAP)	$463,186	$12.57

(1)	Based on 36,841,146 shares outstanding on March 31, 2004

     Management believes that total stockholders’ equity excluding accumulated other comprehensive loss on mortgage-backed securities is a useful measure to investors because book value unadjusted for temporary declines in the fair values of securities more closely represents the cost basis of our invested assets, net of our leverage, which is the basis for our net interest income and our distributions to stockholders under the provisions of the Internal Revenue Code governing REIT distributions.

Results of Operations

     For the quarter ended March 31, 2004, net income was $10.8 million or $0.43 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $20.2 million, and was primarily earned from investments in mortgage-backed securities. Interest expense on short-term borrowings was $6.8 million. On March 29, 2004, we completed a public offering of 12,000,000 shares of common stock. Because of the timing of this offering, interest income for the quarter ended March 31, 2004 does not reflect the impact of this offering. In addition, prepayment activity declined due to the changing interest rate environment and resulted in decreased premium amortization and increased yield on average earning assets.

     For the quarter ended March 31, 2004, the weighted-average yield on average earning assets, net of amortization of premium was 3.20% and the weighted-average interest rate on our repurchase agreement liabilities was 1.20% resulting in a net interest spread of 2.00%, 39 basis points higher than our net interest spread for the fourth quarter of 2003.

     Operating expenses for the quarter ended March 31, 2004 were $2.6 million.

     Base management fees to the Manager under the Management Agreement, which were $787 thousand for the quarter ended March 31, 2004, are based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.

     Incentive fee expense to related parties for the quarter ended March 31, 2004 was $846 thousand. Incentive compensation is earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. For the quarter ended March 31, 2004, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $11.2 million and was greater than the “threshold return” taxable income of $4.7 million.

     For the quarter ended March 31, 2004, total incentive compensation earned by the Manager was $1.3 million, one-half payable in cash and one-half payable in the form of the Company’s common stock as described above. The cash portion of the incentive fee of $652 thousand for the quarter ended March 31, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees, or $99 thousand. In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee for the quarter ended March 31, 2004 of $65 thousand. This portion of the incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $33 thousand for the quarter ended March 31, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees, or $5 thousand. The remaining incentive fee for the quarter ended March 31, 2004 consists primarily of the change in fair value of unvested restricted stock awards.

     Professional services expense for the quarter ended March 31, 2004 of $417 thousand includes legal, accounting and other professional services provided to us. Included in this balance are costs related to the filing of our resale shelf registration statement totaling $111 thousand. The insurance expense for the same period of $220 thousand represents amortization of prepaid directors’ and officers’ insurance. Custody expense of $67 thousand for the quarter ended March 31, 2004 includes the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Included in the other general and administrative expenses of $88 thousand for the quarter ended March 31, 2004 are printing costs related to the filing of our resale shelf registration statement totaling $18 thousand.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the quarter ended March 31, 2004 (in thousands):

GAAP net income	$10,800
Adjustments to GAAP net income:
Amortization of organizational costs	(8)
Addback of stock compensation expense for unvested options	2
Addback of stock compensation expense for unvested restricted stock	161
Addback of hedge ineffectiveness expense	10
Subtract dividend equivalent rights on restricted stock	(12)
Subtract realized losses on Eurodollar futures contracts	(412)

Net adjustments to GAAP net income	(259)

REIT taxable net income	$10,541

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

Contractual Obligations and Commitments

     As of March 31, 2004, we had entered into a Management Agreement with our Manager. See Note 6 to the financial statements for significant terms of the Management Agreement.

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

Liquidity and Capital Resources

     Our primary source of funds as of March 31, 2004 consisted of repurchase agreements totaling $2.7 billion with a weighted-average current borrowing rate of 1.15% which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2004 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on March 31, 2004. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements divided by total stockholders’ equity, at March 31, 2004 was 5.9. At March 31, 2004, net proceeds of $157.9 million were receivable from the underwriter of our public offering which was completed on March 29, 2004. The net proceeds were received on April 2, 2004. At March 31, 2004, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of March 31, 2004 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At March 31, 2004, there were no outstanding borrowings under the margin lending facility.

     For liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

     On April 26, 2004, we paid a cash distribution of $0.42 per share to our stockholders of record on March 19, 2004. The distribution was paid to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our March 29, 2004 public offering. This distribution is a taxable dividend and is not considered a return of capital. This distribution was funded with cash flow from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $282 thousand of our REIT taxable net income for the period from April 26, 2003 through December 31, 2003. We intend to declare a spillback distribution in this amount during 2004.

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

     We began operations in June of 2003, and we have a limited operating history. The results of our operations will depend on many factors, including the availability of opportunities for the acquisition of mortgage-related assets, the level and volatility of interest rates, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in fully leveraging and investing our net proceeds of our public offerings may cause our performance to be weaker than other fully leveraged and invested mortgage REITs pursuing comparable investment strategies. You will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this Quarterly Report on Form 10-Q.

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

     We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan-typically three, five, seven or 10 years-and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have funded our acquisitions and expect to fund our future acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On March 31, 2004, 98.7% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 42 months, while our borrowings had a weighted-average term of approximately 97 days. After consideration of the duration on our Eurodollar futures contracts, our weighted-average maturity was 313 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.

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

     The mortgage-backed securities that we acquire generally represent interests in pools of mortgage loans. The principal and interest payments we receive from our mortgage-backed securities are generally funded by the payments that mortgage borrowers make on those underlying mortgage loans. When borrowers pre-pay their mortgage loans sooner than expected, corresponding prepayments on the mortgage-backed securities occur sooner than expected by the marketplace. Sooner-than-expected prepayments could harm our results of operations in the following ways, among others:

•	We seek to purchase mortgage-backed securities that we believe to have favorable risk-adjusted expected returns relative to market interest rates at the time of purchase. If the coupon interest rate for a mortgage-backed security is higher than the market interest rate at the time it is purchased, then that mortgage-backed security will be acquired at a premium to its par value. In accordance with applicable accounting rules, we are required to amortize any premiums or discounts related to our mortgage-backed securities over their expected terms. The amortization of a premium reduces interest income, while the amortization of a discount increases interest income. The expected terms for mortgage-backed securities are a function of the prepayment rates for the mortgages underlying the mortgage-backed securities. Mortgage-backed securities that are at a premium to their par value are more likely to experience prepayment of some or all of their principal through refinancings. If the mortgages underlying our premium mortgage-backed securities are prepaid in whole or in part more quickly than their respective maturity dates, then we must also amortize their respective premiums more quickly, which would decrease our net interest income and harm our profitability.

•	A substantial portion of our adjustable-rate mortgage-backed securities may bear interest at rates that are lower than their “fully-indexed rates,” which refers to their applicable index rates plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, results of operations and cash flow may suffer and we could incur losses.

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

     The mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. As of March 31, 2004, 98.7% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, substantially all of which were subject to interest rate caps. The percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 12.5% and 86.2%, respectively.

     Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, a monthly or weekly average yield of benchmark U.S. Treasury securities as published by the Federal Reserve Board, or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio as of March 31, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 26.3% and 72.4%, respectively.

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

     A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. As of March 31, 2004, 94.6% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, as of March 31, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which would reduce our net interest income and could cause us to suffer a loss.

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

     Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks. As of March 31, 2004, we were engaged in short sales of Eurodollar futures contracts in order to hedge the impact of changes in interest rates on our liability costs. In the future, these transactions might mitigate our interest rate and prepayment risks, but cannot eliminate these risks. Moreover, the use of derivative transactions could have a negative impact on our earnings and our status as a REIT, and, therefore, our use of such derivatives could be limited.

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

     As of March 31, 2004, we were engaged in short sales of Eurodollar futures contracts in order to hedge the impact of changes in interest rates on our liability costs. In the case of these hedges, and any other future efforts to hedge the effects of interest rate changes on our liability costs, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate spread or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity.

     In addition, we apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and record derivatives at fair value. If the derivatives meet the criteria to be accounted for as hedging transactions, the effects of the transactions could be materially different as to timing than if they do not qualify as hedges, and this may cause a narrowing of our net interest rate spread or result in losses.

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

     We depend on the diligence, experience and skill of our officers and the people working on behalf of our manager for the selection, acquisition, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Gail Seneca, Albert Gutierrez, Christopher Zyda, Andrew Chow and Troy Grande. We have not entered into employment agreements with our senior officers other than Mr. Zyda, who is our Senior Vice President and Chief Financial Officer. With the exception of Mr. Zyda, we do not currently employ other senior officers dedicated solely to our business, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

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

     We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this Quarterly Report on Form 10-Q.

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

     Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% federal income tax rate, with certain exceptions discussed at “United States Federal Income Tax Considerations-Taxation of Taxable United States Stockholders-Distributions Generally.” Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

     In addition, legislation was recently introduced in the United States House of Representatives and the United States Senate that would amend certain rules relating to REITs. Among other changes, the proposed legislation would provide the Internal Revenue Service with the ability to impose monetary penalties, rather than a loss of REIT status, for reasonable cause violations of certain tests relating to REIT qualification, and would change the formula for calculating the tax imposed for certain violations of the income tests discussed at “United States Federal Income Tax Considerations-Requirements for Qualification as a REIT-Income Tests.” In general, the changes would apply to taxable years beginning after the date the legislation is enacted. As of the date hereof, it is not possible to predict with any certainty whether the proposed legislation will be enacted in its current form.

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

Risks Related to Investing in Our Common Stock

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

     We intend to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be harmed by the risk factors described in this prospectus. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.

Restrictions on ownership of a controlling percentage of our capital stock might limit your opportunity to receive a premium on our stock.

     For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. The constructive ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to the ownership limit in our charter. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of our board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. These provisions might inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control of our company.

     Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

•	Classified Board of Directors. Our board of directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of the board of directors.

•	Removal of Directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Number of Directors, Board Vacancies, Term of Office. We have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

•	Limitation on Stockholder-Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive Authority of our Board to Amend the Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred Stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership Limit. In order to preserve our status as a REIT under the Internal Revenue Code, our charter generally permits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common or preferred stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting our company from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between our company and other persons.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

     In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon the liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The market price and trading volume of our common stock may be volatile.

     Even if an active trading market develops for our common stock after this offering, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry, although there can be no assurance that any research reports about us will be published;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield; — changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Broad market fluctuations could harm the market price of our common stock.

     The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could harm the market price of our common stock.

Shares of our common stock eligible for future sale may harm our stock price.

     We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. As of March 31, 2004, there are:

•	36,841,146 shares of outstanding common stock;

•	outstanding options to purchase 55,000 shares of our common stock at a weighted-average exercise price of $14.82 per share; and

•	an additional 943,505 shares of our common stock available for future awards under our stock incentive plans.

     A total of 943,505 shares of our common stock, or 1% of our current total authorized shares, are reserved for future awards and grants under our stock incentive plans. In January 2004, we filed a registration statement on Form S-8 under the Securities Act covering the 1.0 million shares of our common stock issued or reserved for issuance under our stock incentive plans and/or subject to outstanding options under our stock incentive plans. Shares of our common stock issued upon exercise of options under the Form S-8 will be available for sale in the public market, subject to Rule 144 volume limitations applicable to affiliates and subject to the contractual restrictions described above. We recently issued 13,110,000 shares of common stock in our initial public offering. All of those shares are eligible for immediate resale by their holders. Additionally, we recently filed a registration statement covering the resale of up to 11,500,000 shares of our common stock by the selling stockholders named in the prospectus which is a part of such resale registration statement. All of the shares sold from time to time pursuant to our resale registration statement will be eligible for immediate resale by their holders. If any or all of the above holders sell a large number of securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.

Changes in yields may harm the market price of our common stock.

     Our earnings are derived primarily from the expected positive spread between the yield on our assets and the cost of our borrowings. This spread will not necessarily be larger in high interest rate environments than in low interest rate environments and may also be negative. In addition, during periods of high interest rates, our net income, and therefore the amount of any distributions on our common stock, might be less attractive compared to alternative investments of equal or lower risk.

     Each of these factors could harm the market price of our common stock.

Terrorist attacks and other acts of violence or war may affect any market for our common stock, the industry in which we operate, our operations and our profitability.

     Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may impact the property underlying our mortgage-backed securities directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Extension Risk

     We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan-typically three, five, seven or 10 years-and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of March 31, 2004, 94.6% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

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

   Interest Rate Mismatch Risk

     We intend to fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

     The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities, at March 31, 2004, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

				Interest
	Interest Rates		Interest Rates	Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
	(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$166.4	$166.3	$165.8	$165.4
Change in fair value	$0.1	—	$(0.5)	$(0.9)
Change as a percent of fair value	0.1%	—	(0.3)%	(0.5)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$3,892.8	$3,850.0	$3,784.2	$3,712.3
Change in fair value	$42.8	—	$(65.8)	$(137.7)
Change as a percent of fair value	1.1%	—	(1.7)%	(3.6)%
Balloon Mortgage-Backed Securities
Fair value	$56.3	$55.1	$52.6	$53.2
Change in fair value	$1.2	—	$(1.5)	$(1.9)
Change as a percent of fair value	2.2%	—	(2.7)%	(3.4)%
Total Mortgage-Backed Securities
Fair value	$4,115.5	$4,071.4	$4,003.6	$3,930.9
Change in fair value	$44.1	—	$(67.8)	$(140.5)
Change as a percent of fair value	1.1%	—	(1.7)%	(3.5)%
Repurchase Agreements (1)
Fair value	$2,695.8	$2,695.8	$2,695.8	$2,695.8
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Hedge Instruments
Fair value	$(27.4)	$(3.4)	$20.6	$44.6
Change in fair value	$(24.0)	—	$24.0	$48.0
Change as a percent of fair value	n/m	—	n/m	n/m

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

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     At March 31, 2004, there were no pending legal proceedings to which we were party or of which any of our properties were subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

Use of Proceeds from Registered Securities

     In December 2003, we completed an initial public offering of 13,110,000 shares common stock, $0.001 par value at an offering price of $13.00 per share, including the exercise by the underwriter of its over-allotment option to purchase 1,710,000 shares of common stock. Our registration statement was declared effective by the SEC on December 18, 2003 (Registration No. 333-107984). We received aggregate gross offering proceeds of $170.4 million from these transactions and paid aggregate underwriting commissions of $11.9 million. Aggregate other offering costs paid totaled $1.5 million. Net offering proceeds after deducting underwriting commissions and other offering costs was $157.0 million. At March 31, 2004, all of the net offering proceeds had been used to purchase mortgage-backed securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

     On January 26, 2004, we filed a Current Report on Form 8-K under Item 7, and furnished information to the SEC on such report under Item 12, to announce the issuance of our press release regarding our financial results for the fourth quarter of 2003 and for the period from April 26, 2003 through December 31, 2003. The information provided on such report shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC. (Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2004

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 7, 2004

EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement (1)

3.2	Articles Supplementary (2)

3.3	Amended and Restated Bylaws (1)

3.4	Second Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

10.1	Management Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca Capital Management LLC (“Seneca”) (1)

10.2	Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3†	2003 Stock Incentive Plan (1)

10.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6†	2003 Outside Advisors Stock Incentive Plan of the Registrant (1)

10.7†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8†	Form of Indemnity Agreement (1)

10.9†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda (1)

10.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11†	Form of Restricted Stock Award Agreement for Seneca (3)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

32.1*	Section 1350 Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

32.2*	Section 1350 Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

(1)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.