Form 10-Q
period 2004-06-30
LUMINENT MORTGAGE CAPITAL INC
filed 2004-08-09
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to

Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	06-1694835 (I.R.S. Employer Identification No.)

909 Montgomery Street, Suite 500, San Francisco, California (Address of Principal Executive Offices)	94133 (Zip Code)

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

          The number of shares of our common stock outstanding on July 31, 2004 was 36,900,193.

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

          Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our ability to invest up to 10% of our investment portfolio in lower-credit quality mortgage-backed securities which carry an increased likelihood of default or rating downgrade relative to investment-grade securities;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	Seneca Capital Management LLC’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the management agreement;

•	potential conflicts of interest arising out of our relationship with Seneca Capital Management LLC, on the one hand, and Seneca Capital Management LLC’s relation with other third parties, on the other hand; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

          We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

          This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Condensed Financial Statements of Luminent Mortgage Capital, Inc.
Condensed Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	2
Condensed Statements of Operations for the three and six months ended June 30, 2004 and for the period from April 26, 2003 through June 30, 2003 (unaudited)	3
Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2004 (unaudited)	4
Condensed Statements of Cash Flows for the six months ended June 30, 2004 and for the period from April 26, 2003 through June 30, 2003 (unaudited)	5
Notes to Financial Statements (unaudited)	6

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2004	2003
Assets:
Cash and cash equivalents	$5,697	$7,219
Mortgage-backed securities available-for-sale, at fair value	139,593	352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,075,021	1,809,822
Interest receivable	15,883	7,345
Principal receivable	14,858	2,313
Futures contracts, at fair value	9,232	—
Swap contracts, at fair value	4,127	—
Other assets	1,542	518

Total assets	$4,265,953	$2,179,340

Liabilities:
Repurchase agreements	$3,842,872	$1,728,973
Unsettled security purchases	—	156,127
Cash distribution payable	15,867	5,267
Futures contracts, at fair value	—	157
Accrued interest expense	7,586	3,777
Management fee payable, incentive fees payable and other related party liabilities	3,079	1,088
Insurance note payable	294	92
Accounts payable and accrued expenses	3,015	1,363

Total liabilities	3,872,713	1,896,844

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 36,900,193 and 24,814,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	37	25
Additional paid-in capital	475,905	317,339
Deferred compensation	(725)	—
Accumulated other comprehensive loss	(73,073)	(26,510)
Accumulated distributions in excess of accumulated earnings	(8,904)	(8,358)

Total stockholders’ equity	393,240	282,496

Total liabilities and stockholders’ equity	$4,265,953	$2,179,340

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the
	For the	For the	Period from
	Three Months	Six Months	April 26, 2003
	Ended	Ended	through
(in thousands, except share and per share amounts)	June 30, 2004	June 30, 2004	June 30, 2003
Revenues:
Net interest income:
Interest income	$27,218	$47,422	$672
Interest expense	9,190	16,017	164

Net interest income	18,028	31,405	508
Expenses:
Management fee expense to related party	1,086	1,873	85
Incentive fee expense to related parties	1,250	2,096	—
Salaries and benefits	110	206	—
Professional services	228	645	224
Board of directors expense	63	119	22
Insurance expense	137	357	35
Custody expense	94	161	3
Other general and administrative expenses	106	194	2

Total expenses	3,074	5,651	371

Net income	$14,954	$25,754	$137

Net income per share — basic	$0.41	$0.83	$0.04

Net income per share — diluted	$0.41	$0.83	$0.04

Weighted-average number of shares outstanding — basic	36,814,000	30,945,868	3,393,394

Weighted-average number of shares outstanding — diluted	36,843,531	30,979,363	3,393,394

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other	Accumulated Distributions in Excess of
			Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Par Value	Capital	Compensation	Income /(Loss)	Earnings	Income/(Loss)	Total
Balance, December 31, 2003	24,814	$25	$317,339	$—	$(26,510)	$(8,358)	$—	$282,496
Net income						25,754	25,754	25,754
Mortgage-backed securities available-for-sale, fair value adjustment					(60,590)		(60,590)	(60,590)
Futures contracts, fair value adjustment					9,900		9,900	9,900
Swap contracts, fair value adjustment					4,127		4,127	4,127

Comprehensive income							$(20,809)

Distributions to stockholders						(26,300)		(26,300)
Issuance of common stock	12,086	12	158,563	(725)				157,850
Amortization of stock options			3					3

Balance, June 30, 2004	36,900	$37	$475,905	$(725)	$(73,073)	$(8,904)		$393,240

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the
	For the	Period from
	Six Months	April 26, 2003
	Ended	through
(in thousands)	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$25,754	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on mortgage-backed securities available-for-sale	14,715	186
Amortization of stock options	3	—
Ineffectiveness of cash flow hedges	(1,411)	—
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	(1,212)	(818)
Increase in other assets	(1,749)	(475)
Increase in accounts payable and accrued expenses	1,652	848
Increase in interest payable	3,809	116
Increase in management fee payable, incentive fee payable and other related party liabilities	3,057	155

Net cash provided by operating activities	44,618	149

Cash flows from investing activities:
Purchase of mortgage-backed securities available-for-sale	(2,789,013)	(1,315,179)
Principal payments of mortgage-backed securities	485,042	—

Net cash used in investing activities	(2,303,971)	(1,315,179)

Cash flows from financing activities:
Net proceeds from issuance of common stock	157,508	159,728
Borrowings under repurchase agreements	18,054,023	1,150,673
Principal payments on repurchase agreements	(15,940,124)	—
Payment of cash dividends	(15,700)	—
Borrowings under margin loan	—	4,266
Borrowings under note payable, net	202	363
Realized gains on Eurodollar futures contracts	1,922	—

Net cash provided by financing activities	2,257,831	1,315,030

Net decrease in cash and cash equivalents	(1,522)	(1)
Cash and cash equivalents, beginning of the period	7,219	1

Cash and cash equivalents, end of the period	$5,697	$—

Supplemental disclosure of cash flow information:
Interest paid	$13,255	$49
Non-cash investing and financing activities:
Increase/(Decrease) in unsettled security purchases	$(156,127)	$407,777
Increase in principal receivable	(12,545)	—
Incentive fees payable settled through issuance of restricted stock	1,066	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted stock	(725)	—

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

Recent Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial statements.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 2-MORTGAGE-BACKED SECURITIES

          The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at June 30, 2004, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-	Adjustable- Rate	Maturity	Mortgage-
	Rate Securities	Securities	Securities	Backed Securities
	(in thousands)
Amortized cost	$152,475	$4,093,666	$55,415	$4,301,556
Unrealized gains	39	237	—	276
Unrealized losses	(4,046)	(81,465)	(1,707)	(87,218)

Fair value	$148,468	$4,012,438	$53,708	$4,214,614

% of total	3.5%	95.2%	1.3%	100.0%

          The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2003, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-	Adjustable- Rate	Maturity	Mortgage-
	Rate Securities	Securities	Securities	Backed Securities
	(in thousands)
Amortized cost	$187,769	$1,944,707	$55,822	$2,188,298
Unrealized gains	7	1,061	—	1,068
Unrealized losses	(2,463)	(23,828)	(1,130)	(27,421)

Fair value	$185,313	$1,921,940	$54,692	$2,161,945

% of total	8.6%	88.9%	2.5%	100.0%

          At June 30, 2004 and December 31, 2003, 63.9% and 63.0%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.

          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities on June 30, 2004 according to their estimated weighted-average life classifications:

			Weighted-Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$210,421	$213,936	3.98%
Greater than one year and less than five years	3,922,621	4,002,959	4.06%
Greater than five years	81,572	84,661	3.50%

Total	$4,214,614	$4,301,556	4.05%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The following table summarizes the Company’s mortgage-backed securities on December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09%
Greater than five years	32,789	32,843	3.96%

Total	$2,161,945	$2,188,298	4.09%

          The weighted-average lives of the mortgage-backed securities at June 30, 2004 and December 31, 2003 in the tables above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

          The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

          The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Agency-backed
Mortgage-backed securities	$2,112,256	$(47,896)	$450,055	$(12,307)	$2,562,311	$(60,203)
Non-agency-backed
Mortgage-backed securities	1,282,324	(20,349)	237,198	(6,666)	1,519,522	(27,015)

Total temporarily impaired securities	$3,394,580	$(68,245)	$687,253	$(18,973)	$4,081,833	$(87,218)

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Agency-backed
Mortgage-backed securities	$1,109,858	$(17,261)	—	—	$1,109,858	$(17,261)
Non-agency-backed
Mortgage-backed securities	644,448	(10,160)	—	—	644,448	(10,160)

Total temporarily impaired securities	$1,754,306	$(27,421)	—	—	$1,754,306	$(27,421)

          At June 30, 2004 and December 31, 2003 the Company was only invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. At June 30, 2004 and December 31, 2003, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. Management intends to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2004 or December 31, 2003.

NOTE 3-REPURCHASE AGREEMENTS AND OTHER BORROWINGS

          The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At June 30, 2004 and December 31, 2003, the Company had repurchase agreements with an outstanding balance of $3.8 billion and $1.7 billion, respectively, and with weighted-average interest rates of 1.31% and 1.19%, respectively. At June 30, 2004 and December 31, 2003 securities pledged as collateral for repurchase agreements had estimated fair values of $4.1 billion and $1.8 billion, respectively.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          At June 30, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 786
	less)	days	days	days	Total
	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$22,268	$369,444	$1,896,609	$430,364	$2,718,685
Fair market value of securities sold, including accrued interest	21,652	362,590	1,855,234	420,284	2,659,760
Repurchase agreement liabilities associated with these securities	19,793	238,247	1,856,487	396,155	2,510,682
Average interest rate of repurchase agreement liabilities	1.15%	1.14%	1.33%	1.12%	1.28%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$17	$71,711	$328,197	$1,056,990	$1,456,915
Fair market value of securities sold, including accrued interest	17	70,506	322,365	1,037,734	1,430,622
Repurchase agreement liabilities associated with these securities	16	64,404	297,711	970,059	1,332,190
Average interest rate of repurchase agreement liabilities	1.15%	1.15%	1.40%	1.37%	1.36%
Total:
Amortized cost of securities sold, including accrued interest	$22,285	$441,155	$2,224,806	$1,487,354	$4,175,600
Fair market value of securities sold, including accrued interest	21,669	433,096	2,177,599	1,458,018	4,090,382
Repurchase agreement liabilities associated with these securities	19,809	302,651	2,154,198	1,366,214	3,842,872
Average interest rate of repurchase agreement liabilities	1.15%	1.14%	1.34%	1.30%	1.31%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          At December 31, 2003, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between 91
	(1 day or	2 and 30	31 and 90	and 238
	less)	days	days	days	Total
	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$14,299	$302,538	$1,010,586	$1,327,423
Fair market value of securities sold, including accrued interest	—	14,065	302,272	994,545	1,310,882
Repurchase agreement liabilities associated with these securities	—	12,865	281,870	952,532	1,247,267
Average interest rate of repurchase agreement liabilities	0.00%	1.20%	1.11%	1.19%	1.17%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$18,475	$329,592	$—	$165,608	$513,675
Fair market value of securities sold, including accrued interest	18,431	324,769	—	161,881	505,081
Repurchase agreement liabilities associated with these securities	17,490	306,911	—	157,305	481,706
Average interest rate of repurchase agreement liabilities	1.20%	1.21%	0.00%	1.29%	1.23%
Total:
Amortized cost of securities sold, including accrued interest	$18,475	$343,891	$302,538	$1,176,194	$1,841,098
Fair market value of securities sold, including accrued interest	18,431	338,834	302,272	1,156,426	1,815,963
Repurchase agreement liabilities associated with these securities	17,490	319,776	281,870	1,109,837	1,728,973
Average interest rate of repurchase agreement liabilities	1.20%	1.21%	1.11%	1.20%	1.19%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          At June 30, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
(in thousands)		(in days)
Banc of America Securities LLC	$15,787	245
Bear Stearns & Co.	24,992	61
Countrywide Securities Corporation	3,658	318
Credit Suisse First Boston LLC	32,100	46
Deutsche Bank Securities Inc.	11,804	318
Federal Home Loan Mortgage Corporation	17,385	65
Goldman Sachs & Co.	3,038	58
Lehman Brothers Inc.	3,952	63
Liquid Funding, Ltd.	16,672	336
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	11,472	46
Morgan Stanley & Co. Inc.	1,330	63
Salomon Smith Barney	66,418	144
UBS Securities LLC	19,692	353
Wachovia Securities, LLC	11,624	69

Total	$239,924	169

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

          At December 31, 2003, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Bear Stearns & Co.	$8,423	138
Banc of America Securities LLC	9,762	26
Countrywide Securities Corporation	2,358	23
Credit Suisse First Boston LLC	14,350	130
Deutsche Bank Securities Inc.	2,350	146
Federal Home Loan Mortgage Corporation	(279)	61
Goldman Sachs & Co.	(390)	58
J.P. Morgan Securities Inc.	1,649	177
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	6,352	189
Morgan Stanley & Co. Inc.	972	61
Salomon Smith Barney	20,287	163
UBS Securities LLC	17,379	189

Total	$83,213	145

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The Company had a note payable of $294 thousand and $92 thousand at June 30, 2004 and December 31, 2003, respectively, for the purpose of financing its annual directors’ and officers’ insurance premium at the annual interest rate of 4.91% and 6.50%, respectively.

          The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, will be agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At June 30, 2004 and December 31, 2003, there were no outstanding borrowings under the margin lending facility.

     NOTE 4—CAPITAL STOCK AND NET INCOME PER SHARE

          The Company had 100,000,000 shares of par value $0.001 common stock authorized and 36,900,193 shares and 24,814,000 shares were issued and outstanding at June 30, 2004 and December 31, 2003, respectively. Of the 100,000,000 shares of par value $0.001 common stock authorized, 10,000,000 shares are reserved for issuance in order to pay incentive fees in connection with the Management Agreement. At June 30, 2004 and December 31, 2003, 9,918,500 shares and 9,974,349 shares, respectively, remain reserved for issuance. The Company had 10,000,000 shares of par value $0.001 preferred stock authorized and none outstanding at June 30, 2004 or December 31, 2003.

          On March 29, 2004, the Company completed a public offering of 12,000,000 shares of its common stock, $0.001 par value, at an offering price of $14.00 per share. The Company received proceeds from the public offering in the amount of $157.5 million, net of underwriting discount and other offering costs.

          The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

          The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2004:

	For the Three Months		For the Six Months
	Ended June 30, 2004		Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$14,954	$14,954	$25,754	$25,754
Weighted-average number of common shares outstanding	36,814,000	36,814,000	30,945,868	30,945,868
Additional shares due to assumed conversion of dilutive instruments	—	29,531	—	33,495

Adjusted weighted-average number of common shares outstanding	36,814,000	36,843,531	30,945,868	30,979,363

Net income per share	$0.41	$0.41	$0.83	$0.83

          For the period from April 26, 2003 through June 30, 2003, basic net income per share was $0.04. The Company had no dilutive instruments and therefore diluted net income per share was equal to basic net income per share.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     NOTE 5—2003 STOCK INCENTIVE PLANS

          The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company, individual consultants or advisors who render or have rendered bona fide services, and to officers, employees or directors of the Manager as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards, and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and shall not exceed 10 years. The exercise price and the vesting requirement of each grant is determined on the grant date by the Compensation Committee.

          The following table sets forth the common stock available for grant at June 30, 2004:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance			1,000,000	(1)
Granted	59,693	—	59,693
Forfeited	—	—	—
Expired	—	—	—

Total available for grant			940,307	(2)

(1)	At June 4, 2003, adoption date of both stock incentive plans, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At June 30, 2004, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 940,307 shares.

          At June 30, 2004, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the six months ended June 30, 2004:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2003	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2004	55,000	$14.82

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The following table summarizes certain information about stock options outstanding at June 30, 2004:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Life (in	Exercise	of	Exercise
Exercise Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	9.3	$13.00	—	—
$14.01-$15.00	50,000	9.1	$15.00	—	—

$13.00-$15.00	55,000			—

          Total stock-based employee compensation expense related to stock options for the three and six months ended June 30, 2004 was $2 thousand and $3 thousand, respectively.

          The following table illustrates restricted common stock transactions during the six months ended June 30, 2004:

	Number of	Weighted-
	Restricted	Average Issue
	Common Shares	Price
Outstanding at December 31, 2003	—	—
Issued	4,693	$13.79
Repurchased	—	—

Outstanding at June 30, 2004	4,693	$13.79

          There were no stock option or restricted common stock transactions during the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through June 30, 2003.

NOTE 6—THE MANAGEMENT AGREEMENT

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The base management fee and incentive compensation will be paid quarterly and are subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation will be paid to the Manager in cash and one-half will be paid in the form of a restricted stock award. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company.

          From and after June 11, 2004, the Company is entitled to terminate the Management Agreement without cause provided that the Company gives the Manager at least 60 days’ prior written notice and pays a termination fee and other unpaid costs and expenses reimbursable to the Manager. If the Company’s terminates the Management Agreement without cause, the Company is required to pay the Manager a termination fee as follows:

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

          The base management fee for the three and six months ended June 30, 2004 was $1.1 million and $1.9 million, respectively. The base management fee for the period from April 26, 2003 to June 30, 2003 was $85 thousand.

          For the three months ended June 30, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $17.0 million and was greater than the “threshold return” taxable income of $7.7 million. For the six months ended June 30, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $28.2 million and was greater than the “threshold return” taxable income of $12.4 million.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          For the three months ended June 30, 2004, total incentive fees earned by the Manager were $1.8 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $923 thousand for the three months ended June 30, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $141 thousand, was expensed in the three months ended June 30, 2004. Included in other assets at June 30, 2004 is $783 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

          For the six months ended June 30, 2004, total incentive fees earned by the Manager were $3.1 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $1.6 million for the six months ended June 30, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $240 thousand, was expensed in the six months ended June 30, 2004.

          For the period from April 26, 2003 through June 30, 2003, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $298 thousand and was less than the “threshold return” net income of $426 thousand and, therefore, no incentive fee was earned by the Manager or paid by the Company for that period

          In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee of $92 thousand for the three months ended June 30, 2004. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $46 thousand for the three months ended June 30, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $7 thousand, was expensed in the three months ended June 30, 2004. Included in other assets at June 30, 2004 is $39 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

          The Company’s Chief Financial Officer earned an incentive fee of $157 thousand for the six months ended June 30, 2004. This incentive fee is payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $79 thousand for the six months ended June 30, 2004 was expensed in that period. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees, or $12 thousand, was expensed in the six months ended June 30, 2004.

          The Chief Financial Officer began employment on August 4, 2003. As such, no incentive compensation was earned by or paid to the Chief Financial Officer for the period from April 26, 2003 through June 30, 2003.

NOTE 7—RELATED PARTY TRANSACTIONS

          At June 30, 2004 and December 31, 2003, the Company was indebted to the Manager for base management fees of $1.1 million and $418 thousand, respectively, and incentive fees of $1.8 million and $606 thousand, respectively. At December 31, 2003 the Company was indebted to the Manager for reimbursement of expenses of $16 thousand. At June 30, 2004 and December 31, 2003, the Company was indebted to the Company’s Chief Financial Officer for incentive fees of $124 thousand and $30 thousand, respectively, and to officers and employees of the Company for bonuses and expense reimbursement of $13 thousand and $18 thousand, respectively. These amounts are included in management fee payable, incentive fees payable and other related party liabilities.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The Manager’s financial relationship with the Company is governed by the Management Agreement. Under the Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At June 30, 2004 and December 31, 2003, there were no expenses payable to the Manager pursuant to the cost-sharing agreement. During the three and six months ended June 30, 2004, the Company paid the Manager $6 thousand and $12 thousand pursuant to the cost-sharing agreement, respectively. For the period from April 26, 2003 through June 30, 2003, there were no costs incurred pursuant to the cost-sharing agreement. The Company shall pay all other expenses on behalf of the Company, and shall reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Management Agreement.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, unsettled security purchases, and accrued interest expense, approximates cost at June 30, 2004 and December 31, 2003, due to the short-term nature of these instruments.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(in thousands)
Net unrealized losses on mortgage-backed securities available-for-sale	$(86,942)	$(26,353)
Net deferred realized and unrealized gains/(losses) on cash flow hedges	13,869	(157)

Accumulated other comprehensive loss	$(73,073)	$(26,510)

          See Note 10 for further discussion regarding derivative instruments and hedging activities.

     NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          The Company seeks to manage its interest rate risk exposure and protect the Company’s repurchase agreement liabilities against the effects of major interest rate changes upon their repricing/maturity. Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage this interest rate risk. Derivative instruments are carried at fair value.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The following table is a summary of derivative instruments held at June 30, 2004:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value
	(in thousands)
Eurodollar futures contracts sold short	$10,398	$(1,166)	$9,232
Interest rate swap contracts	4,127	—	4,127

Total derivative instruments	$14,525	$(1,166)	$13,359

          The following table is a summary of derivative instruments held at December 31, 2003:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value
	(in thousands)
Eurodollar futures contracts sold short	$3	$(160)	$(157)

          Cash Flow Hedging Strategies

          Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At June 30, 2004 and December 31, 2003, the maximum length of time over which the Company is hedging its exposure was 15 months and 12 months, respectively.

          Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.

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

          The Company may use interest rate swap contracts to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced will be associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of its hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises.

          During both the three and six months ended June 30, 2004, gains of $2.0 million were recognized in interest expense due to hedge ineffectiveness. During both the three and six months ended June 30, 2004, interest expense was increased by $412 thousand of amortization of realized losses on futures contracts and by $511 thousand paid to swap contract counterparties. Based upon the combined amounts of $1.9 million of net deferred realized gains and $7.8 million of net unrealized gains from Eurodollar futures contracts included in accumulated other comprehensive income and loss at June 30, 2004, the Company expects to recognize lower interest expense during the remainder of 2004 and part of 2005. This amount could differ from amounts actually realized due to changes in the benchmark rate between June 30, 2004 and when the Eurodollar futures contracts sold short at June 30, 2004 are covered, as well as the addition of other hedges subsequent to June 30, 2004.

          The Company was not engaged in derivative instruments and hedging activities during the period from April 26, 2003 through June 30, 2003.

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

General

          Luminent Mortgage Capital, Inc. is a REIT headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003, after completing a private placement of our common stock. Our strategy is to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

          Our business is affected by a variety of economic and industry factors. The most significant risk factors management considers while managing the business which could have a material adverse effect on the financial condition and results of operations are:

•	interest rate mismatches between our adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our borrowings used to fund our purchases of mortgage-backed securities;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	the potential for increased borrowing costs related to repurchase agreements;

•	interest rate caps related to our adjustable-rate and hybrid adjustable-rate mortgage-backed securities;

•	the overall leverage of our portfolio;

•	our ability or inability to use derivatives to mitigate our interest rate and prepayment risks;

•	the impact that increases in interest rates would have on our book value;

•	maintaining adequate borrowing capacity so that we can purchase mortgage-related assets and reach our desired amount of leverage;

•	if we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets;

•	possible market developments could cause our lenders to require us to pledge additional assets as collateral;

•	if our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	competition might prevent us from acquiring mortgage-backed securities at favorable yields, which would harm our results of operations;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	complying with REIT requirements might cause us to forego otherwise attractive opportunities.

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

          Refer to the section titled “Risk Factors” for additional discussion regarding these and other risk factors which affect our business. Refer to the section titled “Interest Rate Risk” of Item 3 of Part I, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.

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

     Valuations of Mortgage-backed Securities

          Our mortgage-backed securities have fair values as determined by our Manager with reference to price estimates provided by independent pricing services and dealers in the securities. Because the price estimates may vary to some degree between sources, our Manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

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

          The determination of other-than-temporary impairment is evaluated at least quarterly. If in the future management determines an impairment to be other-than-temporary we may need to realize a loss that would have an impact on future income.

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

          At June 30, 2004, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

          At June 30, 2004, we have engaged in interest rate swap contracts to mitigate our interest rate risk for the period defined by the maturity of the swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

          The futures and interest rate swap contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period subsequent to the swap repricing date through the remaining maturity of the swap. For REIT taxable net income purposes, realized gains and losses on futures and interest rate swap contracts are reclassified into earnings immediately when positions are closed or have expired.

          We are not required to account for the futures and interest rate swap contracts using hedge accounting as described above. If we decided not to designate the futures and interest rate swap contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in the statement of operations, potentially resulting in increased volatility in our earnings.

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

          This restricted stock portion of the incentive compensation will be granted to the Manager on a quarterly basis pursuant to the terms of the Management Agreement. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by our board of directors to account for the transfer restrictions during the vesting period. During periods of lower stock prices, we will issue more restricted common stock to the Manager under the Management Agreement to pay for the same amount of incentive compensation earned in periods that had higher stock prices. Over the vesting period, any additional shares issued would have a dilutive effect on book value and net income per share.

          On the date of each restricted stock grant to the Manager under the Management Agreement, the fair market value of the common stock is recorded in the stockholders’ equity section of our balance sheet as common stock and additional paid-in capital. The corresponding portion of any restricted stock grant that is not expensed is reflected in the stockholders’ equity section of our balance sheet as deferred compensation. Each quarter’s incentive compensation restricted stock grant to the Manager is divided into three tranches. The first tranche will vest over a one-year period and be expensed over a five-quarter period, beginning in the quarter in which it was earned. The second tranche will vest over a two-year period and be expensed over a nine-quarter period beginning in the quarter in which it was earned. The third tranche will vest over a three-year period and be expensed over a thirteen-quarter period beginning in the quarter in which it was earned. As a result of this vesting schedule for the restricted stock granted to the Manager, we will incur incentive compensation expense in each of the periods following the grant of the restricted stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted stock grant, even in subsequent periods in which the Manager did not earn incentive compensation under the Management Agreement.

          As the price of our common stock changes in future periods, the fair value of the unvested portions of shares paid to the Manager pursuant to the Management Agreement shall be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted stock shall be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to the Manager in each restricted stock grant may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted stock will be higher during periods of increasing stock prices, and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted stock grant, our stockholders’ equity will increase or decrease based upon the current market price of our stock. As a result, this will have the effect of increasing or decreasing our net worth, the factor used in calculating the Manager’s base management fee, and may increase or decrease the amount of base management fees in future periods.

          Pursuant to the Management Agreement, it is possible for the Manager to earn incentive compensation each quarter and, as a result, receive a restricted stock grant each quarter. As the Manager is granted multiple tranches of restricted common stock for incentive compensation, we will experience increasing management fee expense due to the cumulative impact of multiple tranches and vesting schedules of restricted stock grants, and the mark-to-market impact of the unvested portions of these grants. This will be true even in periods where there is little change in our income or stock price.

          We also pay an incentive fee, in the form of cash and restricted stock, to our Chief Financial Officer, in accordance with the terms of his employment agreement. The incentive fee is accounted for in the same manner as the incentive fee earned by the Manager.

Recent Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-

temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial statements.

Financial Condition

     Mortgage-Backed Securities

          At June 30, 2004, we held $4.2 billion of mortgage-backed securities at fair value, net of unrealized gains of $276 thousand and unrealized losses of $87.2 million. At December 31, 2003, we held $2.2 billion of mortgage-backed securities at fair value, net of unrealized gains of $1.1 million and unrealized losses of $27.4 million. The increase in mortgage-backed securities held is primarily the result of the public offering which was completed on March 29, 2004. At June 30, 2004 and December 31, 2003, all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 101.8% and 102.2% of face amount, respectively.

          Fair value was below amortized cost for certain of the securities held at June 30, 2004 and December 31, 2003. At June 30, 2004 and December 31, 2003, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend to hold the securities until maturity, allowing for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held are other-than-temporarily impaired at June 30, 2004 and December 31, 2003.

          The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years, however, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at June 30, 2004:

	Weighted-Average	% of
Asset	Final Maturity	Total
Adjustable-Rate Mortgage-Backed Securities	2033	3.5%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2034	95.2%
Balloon Mortgage-Backed Securities	2033	1.3%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at December 31, 2003:

	Weighted-Average	% of
Asset	Final Maturity	Total
Adjustable-Rate Mortgage-Backed Securities	2033	8.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2033	88.9%
Balloon Mortgage-Backed Securities	2033	2.5%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 33% and 28% for the three and six months ended June 30, 2004, respectively. The principal payment rate for the period from April 26, 2003 through June 30, 2003 is considered not meaningful as the Company was organized on April 25, 2003 and substantive operations did not begin until mid-June 2003. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate for the second quarter of 2004 increased in comparison to the first quarter of

2004 primarily due to the residual effects of the lower interest rate environment in the first quarter of 2004. By June 30, 2004 the residual effects of the lower interest rate environment had weakened, resulting in a principal payment rate of 28% for the month ended June 30, 2004.

          At June 30, 2004 and December 31, 2003, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 2.12 years and 1.75 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. At June 30, 2004 and December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 41 months and 43 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years. Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At June 30, 2004 and December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had average annual caps of 2.34% and 2.47%, respectively, and average lifetime caps of 9.90% and 10.03%, respectively.

          The following table summarizes our mortgage-backed securities at June 30, 2004, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$210,421	$213,937	3.98%
Greater than one year and less than five years	3,922,621	4,002,959	4.06%
Greater than five years	81,572	84,661	3.50%

Total	$4,214,614	$4,301,557	4.05%

          The following table summarizes our mortgage-backed securities at December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09%
Greater than five years	32,789	32,843	3.96%

Total	$2,161,945	$2,188,298	4.09%

          The weighted-average lives of the mortgage-backed securities at June 30, 2004 and December 31, 2003 in the tables above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant principal prepayment rates to the balloon or reset date for each security. At June 30, 2004 and December 31, 2003, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility.

          The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

     Equity Securities

          Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2004 and December 31, 2003, we did not hold any such equity securities.

     Unsettled Securities Purchases

          At June 30, 2004, we had no unsettled security trades. At December 31, 2003, we had unsettled securities purchases of $156.1 million. Of the $156.1 million of unsettled securities purchases at December 31, 2003, $59.8 million were related to “to be announced,” or TBA, mortgage-backed securities.

     Other Assets

          We had other assets of $32.3 million and $10.2 million at June 30, 2004 and December 31, 2003, respectively. Other assets at June 30, 2004 consist primarily of interest receivable of $15.9 million, principal receivable of $14.9 million, prepaid directors and officers liability insurance of $411 thousand and deferred compensation of $825 thousand. Other assets at December 31, 2003 consist primarily of interest receivable of $7.3 million and principal receivable of $2.3 million.

     Hedging Instruments

          Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

          At June 30, 2004 and December 31, 2003, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At June 30, 2004, we had short positions on 9,850 Eurodollar futures contracts, which expire in September 2004, December 2004, March 2005 and June 2005, with a notional amount totaling $9.9 billion. At December 31, 2003, we had short positions on 2,090 Eurodollar futures contracts, which expire in June 2004, September 2004, and December 2004, with a notional amount totaling $2.1 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At June 30, 2004 and December 31, 2003, the fair value of the Eurodollar futures contracts was $9.2 million recorded in assets and $157 thousand recorded in liabilities, respectively.

          At June 30, 2004, we have engaged in interest rate swap contracts to mitigate our interest rate risk for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At June 30, 2004, the current notional amount of interest rate swap contracts totaled $1.0 billion and the fair value of the interest rate swap contracts was $4.1 million. There were no interest rate swap contracts at December 31, 2003.

     Liabilities

          We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of the Manager or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2004, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use at June 30, 2004.

          At June 30, 2004, we had outstanding $3.8 billion of repurchase agreements with a weighted-average current borrowing rate of 1.31%, $322.5 million of which matures within 30 days, $2.1 billion of which matures between 31 and 90 days, and $1.4 billion of which matures in greater than 90 days. At December 31, 2003, we had outstanding $1.7 billion of repurchase agreements with a weighted-average current borrowing rate of 1.19%, $337.3 million of which matures within 30 days, $281.9 million of which matures between 31 and 90 days, and $1.1 billion of which matures in greater than 90 days. The increase in outstanding repurchase agreements is primarily due to the public offering which was completed on March 29, 2004. We used the net proceeds of that follow-on equity offering to purchase mortgage-backed securities through leverage. It is our present intention to seek to renew the repurchase agreements outstanding at June 30, 2004 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At June 30, 2004 and December 31, 2003, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.1 billion and $1.8 billion, respectively, and had a weighted-average maturity of 169 days and 145 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $239.9 million and $83.2 million at June 30, 2004 and December 31, 2003, respectively.

          After consideration of the terms of our Eurodollar futures and interest rate swap contracts, the weighted-average maturity of our total liabilities was 383 days and 255 days at June 30, 2004 and December 31, 2003, respectively. The increase in the weighted-average maturity of our total liabilities is primarily attributed to the use of interest rate swap contracts during the three months ended June 30, 2004 to hedge the impact of changes in interest rates on our liability costs.

          We had $29.8 million and $167.9 million of other liabilities at June 30, 2004 and December 31, 2003, respectively. Other liabilities at June 30, 2004 consisted primarily of $15.9 million of cash distribution payable, $7.6 million of accrued interest expense on repurchase agreements, $3.1 million of management fees payable, incentive fees payable and other related party liabilities, and $2.6 million of collateral held from counterparties. Other liabilities at December 31, 2003, consisted primarily of $156.1 million of unsettled securities purchases, $5.3 million of cash distribution payable, $3.8 million of accrued interest expense on repurchase agreements, and $2.5 million of management fee payable, incentive fees payable and other related party liabilities.

          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At June 30, 2004 and December 31, 2003, there were no outstanding borrowings under the margin lending facility.

     Stockholders’ Equity

          Stockholders’ equity at June 30, 2004 and December 31, 2003 was $393.2 million and $282.5 million, respectively, which included $86.9 million and $26.3 million, respectively, of unrealized losses on mortgage-backed securities available-for-sale and $13.8 million and ($157) thousand, respectively, of net deferred realized and unrealized gains/(losses) on cash flow hedges presented as accumulated other comprehensive loss.

          Weighted-average stockholders’ equity and return on average equity for the three and six months ended June 30, 2004 were $412.7 million and 14.58%, and $357.6 million and 14.48%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity.

          Weighted-average stockholders’ equity and return on average equity for the period from April 26, 2003 through June 30, 2003 is considered not meaningful as the Company was organized on April 25, 2003 and substantive operations did not begin until mid-June 2003.

          Our book value at June 30, 2004 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share (1)
	(in thousands)
Total stockholders’ equity (GAAP)	$393,240	$10.66
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	86,942	2.35
Accumulated other comprehensive income on interest rate swap contracts	(4,127)	(0.11)

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$476,055	$12.90

(1)	Based on 36,900,193 shares outstanding at June 30, 2004

          Our book value at December 31, 2003 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share (1)
	(in thousands)
Total stockholders’ equity (GAAP)	$282,496	$11.38
Addback
Accumulated other comprehensive loss on mortgage-backed securities	26,353	1.07

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities (NON-GAAP)	$308,849	$12.45

(1)	Based on 24,814,000 shares outstanding at December 31, 2003

          Management believes that total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts, is a useful measure to investors because book value unadjusted for temporary changes in fair value more closely represents the cost basis of our invested assets, net of our leverage, which is the basis for our net interest income and our distributions to stockholders under the provisions of the Internal Revenue Code governing REIT distributions.

Results of Operations

          For the three months ended June 30, 2004, net income was $15.0 million or $0.41 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $27.2 million, and was primarily earned from investments in mortgage-backed securities. On March 29, 2004, we completed a public offering of 12,000,000 shares of common stock. Interest income during the three months ended June 30, 2004 reflects the impact of this public offering, however, a substantial portion of the securities purchased as a result of the public offering were not settled for the full three month period. As such, interest income is lower than would be expected for a full quarterly period. Prepayment activity increased during the three months ended June 30, 2004 due to the residual effects of the lower interest rate environment during the first quarter of 2004. By June 30, 2004, the residual effects of the lower interest rate environment had weakened, resulting in decreased prepayment activity during the month ended June 30, 2004. The principal payment rate for the month ended June 30, 2004 was 28%. Interest expense for the three months ended June 30, 2004 was $9.2 million and was primarily due to liability costs on short-term borrowings.

          For the six months ended June 30, 2004, net income was $25.8 million or $0.83 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $47.4 million, and was primarily earned from investments in mortgage-backed securities. Interest expense for the three months ended June 30, 2004 was $16.0 million and was primarily due to liability costs on short-term borrowings.

          For the three and six months ended June 30, 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 2.99% and 3.08%, respectively, and the cost of funds on our repurchase agreement liabilities was 1.08% and 1.12%, respectively, resulting in a net interest spread of 1.91% and 1.96%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Interest expense for the three and six months ended June 30, 2004 was calculated as follows:

		Percentage		Percentage
		of Average		of Average
	For the Three	Repurchase	For the Six	Repurchase
	Months Ended	Agreement	Months Ended	Agreement
	June 30, 2004	Liabilities	June 30, 2004	Liabilities
	(in thousands)		(in thousands)
Interest expense on repurchase agreement liabilities	$10,248	1.21%	$17,060	1.19%
Net hedge ineffectiveness gains on futures and interest rate swap contracts	(1,997)	(0.24)	(1,983)	(0.14)
Amortization of net realized losses on futures and interest rate swap contracts	412	0.05	412	0.03
Net interest expense on interest rate swap contracts	511	0.06	511	0.04
Other	16	nm	17	nm

Total interest expense	$9,190	1.08%	$16,017	1.12%

nm = not meaningful

          The net hedge ineffectiveness gains recognized in interest expense during the three and six months ended June 30, 2004 are primarily due to an adjustment to the construction of the hypothetical derivative in accordance with our SFAS No. 133 accounting policy which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to more closely conform with common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this was that a portion of the liabilities we had hedged in anticipation of rising interest rates were recognized as gains or offsets to our interest expense in the second quarter of 2004. At June 30, 2004, the maximum length of time over which we were hedging our exposure was 15 months.

          Average repurchase agreement liabilities during the three months and six months ended June 30, 2004 were $3.4 billion and $2.8 billion, respectively.

          For the period from April 26, 2003 through June 30, 2003, net income was $137 thousand or $0.04 per weighted-average share outstanding (basic and diluted). We were organized on April 25, 2003 and substantive operation began in mid-June 2003, after completing a private placement of our common stock. Interest income of $672 thousand and interest expense of $164 thousand during the period from April 26, 2003 through June 30, 2003 is not indicative of a full quarterly period of financial results and, therefore, the weighted-average yield on average earning assets and the cost of funds on our repurchase agreement liabilities for the period April 26, 2003 through June 30, 2003 considered not meaningful.

          Operating expenses for the three months ended June 30, 2004 were $3.1 million.

          Base management fees to the Manager under the Management Agreement, which were $1.1 million for the three months ended June 30, 2004, are based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.

          Incentive fee expense to related parties for the three months ended June 30, 2004 was $1.2 million. Incentive compensation is earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. For the three months ended June 30, 2004, total incentive compensation earned by the Manager was $1.8 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $923 thousand for the three months ended June 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $141 thousand. In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee for the three months ended June 30, 2004 of $92 thousand. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $46 thousand for the three months ended June 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $7 thousand. The remaining incentive fee expense for the three months ended June 30, 2004 consists primarily of the change in fair value of unvested restricted stock awards.

          Professional services expense for the three months ended June 30, 2004 of $228 thousand includes legal, accounting and other professional services provided to us. The insurance expense for the same period of $137 thousand consists primarily of premium for directors and officers insurance. Custody expense of $94 thousand for the three months ended June 30, 2004 includes the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Other general and administrative expenses of $106 thousand for the three months ended June 30, 2004 consists primarily of printing costs related to our annual report and proxy and NYSE listing fees.

          Operating expenses for the six months ended June 30, 2004 were $5.7 million.

          Base management fees to the Manager under the Management Agreement, which were $1.9 million for the six months ended June 30, 2004, are based on a percentage of our average net worth.

          Incentive fee expense to related parties for the six months ended June 30, 2004 was $2.1 million. For the six months ended June 30, 2004, total incentive compensation earned by the Manager was $3.1 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $1.6 million for the six months ended June 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $240 thousand. In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee for the six months ended June 30, 2004 of $157 thousand. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $79 thousand for the six months ended June 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $12 thousand.

          Professional services expense for the six months ended June 30, 2004 of $645 thousand includes legal, accounting and other professional services provided to us. Included in this balance were costs related to the filing of our resale shelf registration statement totaling $111 thousand. The insurance expense for the same period of $357 thousand consists primarily of premium for directors and officers insurance. Custody expense of $161 thousand for the six months ended June 30, 2004 includes the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Other general and administrative expenses of $194 thousand for the six months ended June 30, 2004 consists primarily of printing costs related to the filing of our resale shelf registration statement, our annual report and proxy and NYSE listing fees.

          Operating expenses for the period from April 26, 2003 through June 30, 2003 were $371 thousand.

          Base management fees to the Manager of $85 thousand for the period from April 26, 2003 through June 30, 2003, which are based on a percentage of our average net worth, were prorated for the portion of the period following the completion of our June 2003 private placement.

          We did not pay incentive compensation to the Manager for the period from April 26, 2003 through June 30, 2003. Because of the timing of the Company’s initial investment of portfolio assets (investment activities began on June 11, 2003, the first security purchase settled on June 16, 2003, and $407.8 million of securities had yet to settle at June 30, 2003), interest income for the period from April 26, 2003 through June 30, 2003 was substantially lower than would be expected for a typical full period, both in an absolute sense and also relative to the average net invested assets for the period. However, for incentive compensation purposes the calculation for “threshold return” net income is based on average net invested assets for the period with no adjustments made to account for such timing differences. As a result, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items), for the period from April 26, 2003 through June 30, 2003, was $298 thousand and was less than the “threshold return” net income of $426 thousand and, therefore, no incentive fee was earned by the Manager or paid by the Company for that period.

          Other operating expenses of $286 thousand for the period from April 26, 2003 through June 30, 2003 were high in proportion to gross interest income and expense and to net interest income. Included in other operating expenses were professional services expenses of $224 thousand. These expenses were high because of the costs of start-up activities involved in the formation of our company.

          REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three and six months ended June 30, 2004 and for the period from April 26, 2003 through June 30, 2004:

			For the Period
	For the Three	For the Six	from April 26,
	Months Ended	Months Ended	2003 through
	June 30, 2004	June 30, 2004	June 30, 2003
	(in thousands)
GAAP net income	$14,954	$25,754	$137
Adjustments to GAAP net income:
Addback of organizational costs expensed during the period	—	—	163
Amortization of organizational costs	(8)	(16)	(2)
Addback of stock compensation expense for unvested options	2	4	—
Addback of stock compensation expense for unvested restricted stock	280	441	—
Subtract net hedge ineffectiveness gains on futures and interest rate swap contracts	(1,422)	(1,412)	—
Addback net realized gains on futures contracts and interest rate swap contracts	2,334	1,922	—
Subtract dividend equivalent rights on restricted stock	(37)	(49)	—

Net adjustments to GAAP net income	1,149	890	161

REIT taxable net income	$16,103	$26,644	$298

          Undistributed REIT taxable net income for the three and six months ended June 30, 2004 and for the period from April 26, 2003 through June 30, 2003:

			For the Period
	For the Three	For the Six	from April 26,
	Months Ended	Months Ended	2003 through
	June 30, 2004	June 30, 2004	June 30, 2003
	(in thousands, except per share data)
Undistributed REIT taxable net income, beginning of period	$400	$281	$—
REIT taxable net income earned during period	16,103	26,644	298
Distributions declared during period, net of dividend equivalent rights on restricted stock	(15,830)	(26,252)	—

Undistributed REIT taxable net income, end of period	$673	$673	$298

Cash distributions per share declared during period	$0.43	$0.85	—

Percentage of REIT taxable net income distributed	98.3%	98.5%	—

          We believe that these presentations of our REIT taxable net income are useful to investors because they are directly related to the distributions we are required to make in order to retain our REIT status and to the calculations of the incentive compensation payable to related parties (before deducting incentive compensation, net operating losses and certain other items). There are limitations associated with REIT taxable net income, and by itself it is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Contractual Obligations and Commitments

          At June 30, 2004, we had entered into a Management Agreement with our Manager. See Note 6 to the financial statements for significant terms of the Management Agreement.

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

Liquidity and Capital Resources

          Our primary source of funds at June 30, 2004 and December 31, 2003 consisted of repurchase agreements totaling $3.8 billion and $1.7 billion, respectively, with a weighted-average current borrowing rate of 1.31% and 1.19%, respectively, which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. At June 30, 2004, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on June 30, 2004. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements divided by total stockholders’ equity, at June 30, 2004 and December 31, 2003, was 9.8 and 6.1 times, respectively.

          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At June 30, 2004 and December 31, 2003, there were no outstanding borrowings under the margin lending facility.

          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

          On April 26, 2004, we paid a cash distribution of $0.42 per share to our stockholders of record on March 19, 2004. The distribution was paid to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our March 29, 2004 public offering. On June 28, 2004, we declared a cash distribution of $0.43 per share to our stockholders of record on July 8, 2004. We will pay the distribution on August 17, 2004. Both of these distributions are taxable dividends and are not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $281 thousand of our REIT taxable net income for the period from April 26, 2003 through December 31, 2003. During 2004, a spillback distribution in this amount was approved by our board of directors.

          We believe that equity capital, combined with the cash flows from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income.

          We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds therefrom. All debt securities, other borrowings, and classes of preferred stock will be senior to the common stock in a liquidation of our Company.

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

          We began operations in June 2003, and we have a limited operating history. The results of our operations will depend on many factors, including the availability of opportunities for the acquisition of mortgage-related assets, the level and volatility of interest rates, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in fully leveraging and investing the net proceeds of our public offerings may cause our performance to be weaker than other fully leveraged and invested mortgage REITs pursuing comparable investment strategies. You will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this Quarterly Report on Form 10-Q.

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

Interest rate mismatches between our adjustable-rate and hybrid adjustable-rate mortgage-backed securities and the borrowings used to fund our purchases of such mortgage-backed securities might reduce our net income or result in losses during periods of changing interest rates.

          We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have funded our acquisitions and expect to fund our future acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On June 30, 2004, 98.7% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 40 months, while our borrowings had a weighted-average term to next rate adjustment of approximately 55 days. After consideration of the duration on our Eurodollar futures and interest rate swap contracts, our weighted-average maturity of our total liabilities was 383 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.

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

          Prepayment rates generally increase when interest rates decline and decrease when interest rates rise, however, changes in prepayment rates may lag behind changes in interest rates and are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate us from prepayment or other such risks.

We may incur increased borrowing costs related to repurchase agreements that would harm our results of operations.

        Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation the following:

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

        The mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At June 30, 2004, 98.7% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, substantially all of which were subject to interest rate caps. The percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 20.5% and 78.2%, respectively.

        Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, a monthly or weekly average yield of benchmark U.S. Treasury securities as published by the Federal Reserve Board, or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio at June 30, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 37.3% and 61.4%, respectively.

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

     A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. At June 30, 2004, 95.2% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, at June 30, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which would reduce our net interest income and could cause us to suffer a loss.

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

        We generally seek to borrow between eight and 12 times the amount of our equity, although at times our borrowings may be above or below this amount. We incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage-backed securities. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lender’s estimate of the stability of our portfolio’s cash flow. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

•	A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of the mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default under a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset, including any cross-collateralized mortgage-backed securities. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

•	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

We might not be able to use derivatives to mitigate our interest rate and prepayment risks.

        Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks. At June 30, 2004, we were engaged in short sales of Eurodollar futures and interest rate swap contracts in order to hedge the impact of changes in interest rates on our liability costs. In the future, these transactions might mitigate our interest rate and prepayment risks, but cannot eliminate these risks. Moreover, the use of derivative transactions could have a negative impact on our earnings and our status as a REIT and, therefore, our use of such derivatives could be limited.

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

        At June 30, 2004, we were engaged in short sales of Eurodollar futures and interest rate swap contracts in order to hedge the impact of changes in interest rates on our liability costs. In the case of these hedges, and any other future efforts to hedge the effects of interest rate changes on our liability costs, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate spread or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity.

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

        Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either any of our lenders or us.

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

        We bear the risk of any losses resulting from any defaults on the mortgage loans underlying the mortgage-backed securities in our investment portfolio. Many of the mortgage-backed securities that we acquire will have one or more forms of credit enhancement provided by third parties, such as insurance against risk of loss due to default on the underlying mortgage loans or bankruptcy, fraud and special hazard losses. To the extent that third parties have been contracted to insure against these types of losses, the value of such insurance will depend in part on the creditworthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount, and losses in excess of these limitations would be borne by us.

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

Distressed mortgage loans have a higher risk of future default.

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

Risks Related to Our Manager

The Manager has not previously managed a REIT and we cannot assure you that the Manager’s past experience will be sufficient to successfully manage our business as a REIT.

        Seneca Capital Management LLC has not previously managed a REIT, and does not have any prior experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

Our Manager has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders’ best interests.

        In addition to managing us and having at least two of its designees as members of our board, the Manager provides advice on our operating policies and strategies. The Manager may also cause us to engage in future transactions with the Manager and its affiliates, subject to the approval of, or guidelines approved by, the independent members of our board of directors. Our directors, however, rely primarily on information supplied by our Manager in reaching their determinations. Accordingly, our Manager has significant influence over our affairs, and may cause us to engage in transactions which are not in our or our stockholders’ best interests.

Our Manager and its affiliates might allocate mortgage-related opportunities to other entities, and thus might divert attractive investment opportunities away from us.

        Our operations and assets are managed by specified individuals at the Manager. The Manager and its affiliates, including some of our officers, manage portfolios for parties unrelated to us. These multiple responsibilities might create conflicts of interest for the Manager and these individuals if they are presented with opportunities that might benefit us and their other clients. The Manager and these individuals must allocate investments among our portfolio and their other clients by determining the entity or account for which the investment is most suitable. In making this determination, the Manager and these individuals consider the investment strategy and guidelines of each entity or account with respect to the acquisition of assets, leverage, liquidity and other factors that the Manager and these individuals determine to be appropriate. However, the Manager and those working on its behalf have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest might result in decisions or allocations of investments that are not in our or our stockholders’ best interests.

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

        Pursuant to the Management Agreement, the Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. In addition, the Management Agreement further provides that our taxable income for incentive compensation purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss in our statement of operations for that quarter. Thus, we may be required to pay the Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

During periods of declining market prices for shares of our common stock, we may be required to issue greater numbers of shares to the Manager for the same amount of incentive compensation arising under the Management Agreement, which will have a dilutive effect on our stockholders that may harm the market price of our common stock.

        Pursuant to the terms of the Management Agreement, the incentive compensation payable to the Manager for each fiscal quarter is paid one-half in cash and one-half in restricted shares of our common stock. The number of shares to be issued to the Manager is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by our board of directors. During periods of declining market prices for shares of our common stock, we may be required to issue more shares to the Manager for the same amount of incentive compensation. Although these shares will initially be subject to restrictions on transfer which lapse ratably over a three-year period, the issuance of these shares will have a dilutive effect on our stockholders which may harm the market price of our common stock.

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

        Qualification as a REIT involves the application of highly technical and complex U.S. federal income tax code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, it is not certain we will be able to remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service, or the IRS, might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

Complying with the REIT requirements might cause us to forego otherwise attractive opportunities.

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

Complying with the REIT requirements may limit our ability to hedge effectively.

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

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

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

Complying with the REIT requirements may force us to borrow to make distributions to our stockholders.

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

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could result in a failure to comply with the REIT income or assets tests.

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

        Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% federal income tax rate, with certain exceptions discussed at “United States Federal Income Tax Considerations—Taxation of Taxable United States Stockholders—Distributions Generally.” Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

        In addition, legislation was recently introduced in the United States House of Representatives and the United States Senate that would amend certain rules relating to REITs. Among other changes, the proposed legislation would provide the IRS with the ability to impose monetary penalties, rather than a loss of REIT status, for reasonable cause violations of certain tests relating to REIT qualification, and would change the formula for calculating the tax imposed for certain violations of the income tests discussed at “United States Federal Income Tax Considerations—Requirements for Qualification as a REIT—Income Tests.” In general, the changes would apply to taxable years beginning after the date the legislation is enacted. At the date hereof, it is not possible to predict with any certainty at this time whether the proposed legislation will be enacted in its current form.

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

        We intend to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be harmed by the risk factors described in this Quarterly Report on Form 10-Q. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.

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

        Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry, although there can be no assurance that any research reports about us will be published;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	the termination of or resignation by the Manager;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

        We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. At June 30, 2004, there are:

•	36,900,193 shares of outstanding common stock;

•	outstanding options to purchase 55,000 shares of our common stock at a weighted-average exercise price of $14.82 per share; and

•	an additional 940,307 shares of our common stock available for future awards under our stock incentive plans.

        A total of 940,307 shares of our common stock, or 1% of our current total authorized shares, are reserved for future awards and grants under our stock incentive plans. In January 2004, we filed a registration statement on Form S-8 under the Securities Act covering the 1.0 million shares of our common stock issued or reserved for issuance under our stock incentive plans and/or subject to outstanding options under our stock incentive plans. Shares of our common stock issued upon exercise of options under the Form S-8 will be available for sale in the public market, subject to Rule 144 volume limitations applicable to affiliates and subject to the contractual restrictions described above. In December 2003, we issued 13,110,000 shares of common stock in our initial public offering. In March 2004, we issued 12,000,000 shares of common stock in a public offering. All of these shares are eligible for immediate resale by their holders. Additionally, in January 2004 we filed a registration statement covering the resale of up to 11,500,000 shares of our common stock by the selling stockholders named in the prospectus which is a part of such resale registration statement. All of the shares sold from time to time pursuant to our resale registration statement will be eligible for immediate resale by their holders. If any or all of the above holders sell a large number of securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.

Changes in yields may harm the market price of our common stock.

        Our earnings are derived primarily from the expected positive spread between the yield on our assets and the cost of our borrowings. This spread will not necessarily be larger in high interest rate environments than in low interest rate environments and may also be negative. In addition, during periods of high interest rates, our net income and, therefore, the amount of any distributions on our common stock, might be less attractive compared to alternative investments of equal or lower risk. Each of these factors could harm the market price of our common stock.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we operate, and our operations and profitability.

        Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States, U.S. businesses or elsewhere in the world. These attacks or armed conflicts may impact the property underlying our mortgage-backed securities, directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary component of market risk is interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake or to which we are exposed.

Interest Rate Risk

          We are subject to interest rate risk in connection with our investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and our derivative contracts.

     Effect on Net Interest Income

          We fund our investments in some long-term, fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable rate mortgage-backed securities tend to increase while the income earned on such fixed-rate and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may result in losses.

          As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts. Hedging techniques are based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity will also be limited by the asset and sources of income requirements applicable to us as a REIT.

     Extension Risk

          We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. At June 30, 2004, 95.2% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In certain situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

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

          Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our Manager may produce results that differ significantly from our expectations.

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

          The following sensitivity analysis table shows at June 30, 2004, the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
		(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$150.5	$148.5	$144.9	$143.0
Change in fair value	$2.0	—	$(3.6)	$(5.5)
Change as a percent of fair value	1.3%	—	(2.4)%	(3.7)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,089.1	$4,012.4	$3,929.6	$3,880.6
Change in fair value	$76.7	—	$(82.8)	$(131.8)
Change as a percent of fair value	1.9%	—	(2.1)%	(3.3)%
Balloon Mortgage-Backed Securities
Fair value	$54.5	$53.7	$51.7	$51.6
Change in fair value	$0.8	—	$(2.0)	$(2.1)
Change as a percent of fair value	1.5%	—	(3.7)%	(3.9)%
Total Mortgage-Backed Securities
Fair value	$4,294.1	$4,214.6	$4,126.2	$4,075.2
Change in fair value	$79.5	—	$(88.4)	$(139.4)
Change as a percent of fair value	1.9%	—	(2.1)%	(3.3)%
Repurchase Agreements(1)
Fair value	$3,842.9	$3,842.9	$3,842.9	$3,842.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Hedge Instruments
Fair value	$(15.4)	$9.2	$33.8	$58.5
Change in fair value	$(24.6)	—	$24.6	$49.3
Change as a percent of fair value	nm	—	nm	nm-

     nm = not meaningful

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

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

     Risk Management

          To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

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

ITEM 4. CONTROLS AND PROCEDURES

          At June 30, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          At June 30, 2004, there were no pending legal proceedings to which we were party or of which any of our properties were subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our 2004 Annual Meeting of Stockholders on May 26, 2004 at our main offices, located at 909 Montgomery Street, Suite 500, San Francisco, California 94133. At the annual meeting, our stockholders voted on the following three items:

(i)	Each of the following persons was elected as a Class I director, whose terms will expire at our annual meeting of stockholders in 2007:

Name	For	Withheld
Albert J. Gutierrez, CFA	14,765,431	111,465
John McMahan	14,766,031	110,865
Joseph E. Whitters, CPA	14,772,031	104,865

The following person was elected as a Class III director, whose term will expire at our annual meeting of stockholders in 2006:

Name	For	Withheld
Donald H. Putnam	14,773,031	103,865

(ii)	The Second Articles of Amendment and Restatement to the Amended and Restated Articles of Incorporation was approved as follows:

For	Against	Abstain
21,819,194	575,855	56,085

(iii)	Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004 was approved as follows:

For	Against	Abstain
22,280,484	129,000	41,650

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

          On April 26, 2004, we filed a Current Report on Form 8-K under Item 7, and furnished information to the SEC on such report under Item 12, to announce the issuance of our press release regarding our financial results for the quarter ended March 31, 2004. The information provided on such report shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC. (Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2004

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 9, 2004

EXHIBIT INDEX

          Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

          The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement (1)

3.2	Articles Supplementary (2)

3.3*	Second Articles of Amendment and Restatement

3.4	Amended and Restated Bylaws (1)

3.5	Second Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

32.1*	Section 1350 Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

32.2*	Section 1350 Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

(1)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 23, 2003.

*	Filed herewith.