Form 10-Q
period 2004-09-30
LUMINENT MORTGAGE CAPITAL INC
filed 2004-11-09
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004
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

     The number of shares of our common stock outstanding on October 31, 2004 was 37,002,696.

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

     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history and Seneca Capital Management LLC’s limited experience in managing a REIT;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our ability to invest up to 10% of our investment portfolio in lower-credit quality mortgage-backed securities which carry an increased likelihood of default or rating downgrade relative to investment-grade securities;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	Seneca Capital Management LLC’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the management agreement;

•	potential conflicts of interest arising out of our relationship with Seneca Capital Management LLC, on the one hand, and Seneca Capital Management LLC’s relation with other third parties, on the other hand; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

     Condensed Financial Statements of Luminent Mortgage Capital, Inc.

Condensed Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)	2
Condensed Statements of Operations for the three and nine months ended September 30, 2004, three months ended September 30, 2003, and the period from April 26, 2003 through September 30, 2003 (unaudited)	3
Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited)	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and the period from April 26, 2003 through September 30, 2003 (unaudited)	5
Notes to Financial Statements (unaudited)	6

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2004	2003
Assets:
Cash and cash equivalents	$3,806	$7,219
Mortgage-backed securities available-for-sale, at fair value	142,741	352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,385,354	1,809,822
Interest receivable	17,208	7,345
Principal receivable	15,521	2,313
Swap contracts, at fair value	2,463	—
Other assets	3,406	518

Total assets	$4,570,499	$2,179,340

Liabilities:
Repurchase agreements	$4,121,519	$1,728,973
Unsettled security purchases	—	156,127
Margin debt	2,278	—
Cash distribution payable	15,911	5,267
Futures contracts, at fair value	1,161	157
Accrued interest expense	5,792	3,777
Management fee payable, incentive fees payable and other related party liabilities	3,181	1,088
Insurance note payable	—	92
Accounts payable and accrued expenses	379	1,363

Total liabilities	4,150,221	1,896,844

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 37,002,696 and 24,814,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	37	25
Additional paid-in capital	477,224	317,339
Deferred compensation	(1,588)	—
Accumulated other comprehensive loss	(45,074)	(26,510)
Accumulated distributions in excess of accumulated earnings	(10,321)	(8,358)

Total stockholders’ equity	420,278	282,496

Total liabilities and stockholders’ equity	$4,570,499	$2,179,340

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the	For the Period
	For the Three Months Ended		Nine Months	from
			Ended	April 26, 2003 through
(in thousands, except share and per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Net interest income:
Interest income	$34,261	$10,777	$81,683	$11,450
Interest expense	16,632	4,327	32,649	4,492

Net interest income	17,629	6,450	49,034	6,958
Loss on sales of mortgage-backed securities	—	(7,831)	—	(7,831)
Expenses:
Management fee expense to related party	1,096	399	2,969	483
Incentive fee expense to related parties	1,367	613	3,463	613
Salaries and benefits	112	41	318	41
Professional services	191	123	836	347
Board of directors expense	52	40	171	61
Insurance expense	137	127	494	163
Custody expense	113	46	274	49
Other general and administrative expenses	67	10	261	13

Total expenses	3,135	1,399	8,786	1,770

Net income/(loss)	$14,494	$(2,780)	$40,248	$(2,643)

Net income/(loss) per share – basic	$0.39	$(0.24)	$1.22	$(0.32)

Net income/(loss) per share – diluted	$0.39	$(0.24)	$1.22	$(0.32)

Weighted-average number of shares outstanding – basic	36,814,000	11,704,000	32,916,190	8,232,481

Weighted-average number of shares outstanding – diluted	36,867,233	11,704,000	32,938,893	8,232,481

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common Stock				Accumulated	Distributions in
			Additional		Other	Excess of
		Par	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Compensation	Income /(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2004	24,814	$25	$317,339	$—	$(26,510)	$(8,358)		$282,496
Net income						40,248	$40,248	40,248
Mortgage-backed securities available-for-sale, fair value adjustment					(22,606)		(22,606)	(22,606)
Futures contracts, fair value adjustment					1,686		1,686	1,686
Swap contracts, fair value adjustment					2,356		2,356	2,356

Comprehensive income							$21,684

Distributions to stockholders						(42,211)		(42,211)
Issuance of common stock	12,189	12	159,881	(1,588)				158,305
Amortization of stock options			4					4

Balance, September 30, 2004	37,003	$37	$477,224	$(1,588)	$(45,074)	$(10,321)		$420,278

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months	Period from
	Ended	April 26, 2003 through
	September 30,	September 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income (loss)	$40,248	$(2,643)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on mortgage-backed securities available-for-sale	21,855	4,278
Losses on sales of mortgage-backed securities	—	7,831
Waiver of incentive fee expense by related party	—	613
Amortization of stock options	4	1
Ineffectiveness of cash flow hedges	108	—
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	(1,126)	(870)
Increase in other assets	(4,476)	(796)
Increase (decrease) in accounts payable and accrued expenses	(984)	496
Increase in interest payable	2,015	1,965
Increase in management fee payable, incentive fees payable and other related party liabilities	4,478	322

Net cash provided by operating activities	62,122	11,197

Cash flows from investing activities:
Purchase of mortgage-backed securities available-for-sale	(3,378,328)	(1,863,672)
Proceeds from sales of mortgage-backed securities	—	122,933
Principal payments of mortgage-backed securities	789,645	96,712

Net cash used in investing activities	(2,588,683)	(1,644,027)

Cash flows from financing activities:
Net proceeds from issuance of common stock	157,508	159,727
Borrowings under repurchase agreements	24,883,625	6,831,275
Principal payments on repurchase agreements	(22,491,079)	(5,358,399)
Payment of cash dividends	(31,567)	—
Borrowings under margin loan	2,278	—
Borrowings under (paydown of) note payable	(92)	229
Net realized gains on Eurodollar futures contracts	2,475	—

Net cash provided by financing activities	2,523,148	1,632,832

Net decrease in cash and cash equivalents	(3,413)	2
Cash and cash equivalents, beginning of the period	7,219	1

Cash and cash equivalents, end of the period	$3,806	$3

Supplemental disclosure of cash flow information:
Interest paid	$30,373	$2,527
Non-cash investing and financing activities:
Increase (decrease) in unsettled security purchases	$(156,127)	$215,742
Increase in unsettled security sales	—	(215,950)
Increase in principal receivable	(13,208)	(3,646)
Incentive fees payable settled through issuance of restricted stock	2,384	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted stock	(1,588)	—

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial statements.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—MORTGAGE-BACKED SECURITIES

     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at September 30, 2004, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-	Adjustable-Rate	Maturity	Mortgage-
	Rate Securities	Securities	Securities	Backed Securities
		(in thousands)
Amortized cost	$139,843	$4,381,948	$55,263	$4,577,054
Unrealized gains	29	1,410	—	1,439
Unrealized losses	(2,148)	(47,249)	(1,001)	(50,398)

Fair value	$137,724	$4,336,109	$54,262	$4,528,095

% of total	3.0%	95.8%	1.2%	100.0%

     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2003, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-	Adjustable-Rate	Maturity	Mortgage-
	Rate Securities	Securities	Securities	Backed Securities
		(in thousands)
Amortized cost	$187,769	$1,944,707	$55,822	$2,188,298
Unrealized gains	7	1,061	—	1,068
Unrealized losses	(2,463)	(23,828)	(1,130)	(27,421)

Fair value	$185,313	$1,921,940	$54,692	$2,161,945

% of total	8.6%	88.9%	2.5%	100.0%

     At September 30, 2004 and December 31, 2003, 62.8% and 63.0%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.

     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities on September 30, 2004 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$208,613	$211,726	3.55%
Greater than one year and less than five years	4,319,482	4,365,328	4.14%
Greater than five years	—	—

Total	$4,528,095	$4,577,054	4.12%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

     The weighted-average lives of the mortgage-backed securities at September 30, 2004 and December 31, 2003 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

     The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

     The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Agency-backed
Mortgage-backed securities	$2,254,322	$(27,206)	$415,752	$(6,044)	$2,670,074	$(33,250)
Non-agency-backed
Mortgage-backed securities	1,110,593	(10,918)	279,641	(6,230)	1,390,234	(17,148)

Total temporarily impaired securities	$3,364,915	$(38,124)	$695,393	$(12,274)	$4,060,308	$(50,398)

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

     At September 30, 2004 and December 31, 2003, the Company was only invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. At September 30, 2004 and December 31, 2003, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. Management intends and has the ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2004 or December 31, 2003.

NOTE 3—REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At September 30, 2004 and December 31, 2003, the Company had repurchase agreements with an outstanding balance of $4.1 billion and $1.7 billion, respectively, and with weighted-average interest rates of 2.05% and 1.19%, respectively. At September 30, 2004 and December 31, 2003, securities pledged as collateral for repurchase agreements had estimated fair values of $4.4 billion and $1.8 billion, respectively.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

     At September 30, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 694
	less)	days	days	days	Total
			(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$25,862	$101,682	$804,881	$1,876,672	$2,809,097
Fair market value of securities sold, including accrued interest	25,691	101,011	796,795	1,856,137	2,779,634
Repurchase agreement liabilities associated with these securities	24,052	94,564	742,419	1,755,349	2,616,384
Weighted-average interest rate of repurchase agreement liabilities	2.05%	1.85%	1.89%	2.20%	2.10%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$20,173	$79,315	$237,293	$1,304,426	$1,641,207
Fair market value of securities sold, including accrued interest	20,044	78,805	235,905	1,287,673	1,622,427
Repurchase agreement liabilities associated with these securities	18,764	73,775	220,705	1,191,891	1,505,135
Weighted-average interest rate of repurchase agreement liabilities	2.05%	1.85%	1.89%	1.96%	1.96%
Total:
Amortized cost of securities sold, including accrued interest	$46,035	$180,997	$1,042,174	$3,181,098	$4,450,304
Fair market value of securities sold, including accrued interest	45,735	179,816	1,032,700	3,143,810	4,402,061
Repurchase agreement liabilities associated with these securities	42,816	168,339	963,124	2,947,240	4,121,519
Weighted-average interest rate of repurchase agreement liabilities	2.05%	1.85%	1.91%	2.10%	2.05%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

     At December 31, 2003, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between 91
	(1 day or	2 and 30	31 and 90	and 238
	less)	days	days	days	Total
	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$14,299	$302,538	$1,010,586	$1,327,423
Fair market value of securities sold, including accrued interest	—	14,065	302,272	994,545	1,310,882
Repurchase agreement liabilities associated with these securities	—	12,865	281,870	952,532	1,247,267
Weighted-average interest rate of repurchase agreement liabilities	0.00%	1.20%	1.11%	1.19%	1.17%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, Including accrued interest	$18,475	$329,592	$—	$165,608	$513,675
Fair market value of securities sold, Including accrued interest	18,431	324,769	—	161,881	505,081
Repurchase agreement liabilities associated with these securities	17,490	306,911	—	157,305	481,706
Weighted-average interest rate of repurchase agreement liabilities	1.20%	1.21%	0.00%	1.29%	1.23%
Total:
Amortized cost of securities sold, Including accrued interest	$18,475	$343,891	$302,538	$1,176,194	$1,841,098
Fair market value of securities sold, Including accrued interest	18,431	338,834	302,272	1,156,426	1,815,963
Repurchase agreement liabilities associated with these securities	17,490	319,776	281,870	1,109,837	1,728,973
Weighted-average interest rate of repurchase agreement liabilities	1.20%	1.21%	1.11%	1.20%	1.19%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     At September 30, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$35,188	153
Bear Stearns & Co.	85,583	143
Countrywide Securities Corporation	6,629	225
Deutsche Bank Securities Inc.	21,795	244
Federal Home Loan Mortgage Corporation	18,792	206
Goldman Sachs & Co.	24,078	57
Lehman Brothers Inc.	6,505	243
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	14,001	184
Morgan Stanley & Co. Inc.	1,600	246
Nomura Securities International, Inc.	4,893	249
Salomon Smith Barney	20,725	160
UBS Securities LLC	26,585	392
Wachovia Securities, LLC	8,564	249

Total	$274,938	205

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

     At December 31, 2003, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Bear Stearns & Co.	$8,423	138
Banc of America Securities LLC	9,762	26
Countrywide Securities Corporation	2,358	23
Credit Suisse First Boston LLC	14,350	130
Deutsche Bank Securities Inc.	2,350	146
Federal Home Loan Mortgage Corporation	(279)	61
Goldman Sachs & Co.	(390)	58
J.P. Morgan Securities Inc.	1,649	177
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	6,352	189
Morgan Stanley & Co. Inc.	972	61
Salomon Smith Barney	20,287	163
UBS Securities LLC	17,379	189

Total	$83,213	145

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     There were no notes payable at September 30, 2004. At December 31, 2003, the Company had a note payable of $92 thousand. The purpose of the note payable was to finance the Company’s annual directors’ and officers’ insurance premium at the annual interest rate of 6.50%. The note payable was paid in full in August 2004.

     The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, will be agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At September 30, 2004, the Company had an outstanding balance against this borrowing facility of $2.3 million at a rate of 2.40%. There were no outstanding borrowings under the margin lending facility at December 31, 2003.

NOTE 4—CAPITAL STOCK AND NET INCOME PER SHARE

     The Company had 100,000,000 shares of par value $0.001 common stock authorized and 37,002,696 shares and 24,814,000 shares were issued and outstanding at September 30, 2004 and December 31, 2003, respectively. Of the 100,000,000 shares of par value $0.001 common stock authorized, 10,000,000 shares are reserved for issuance in order to pay incentive fees in connection with the Management Agreement. At September 30, 2004 and December 31, 2003, 9,821,203 shares and 10,000,000 shares, respectively, remain reserved for issuance. The Company had 10,000,000 shares of par value $0.001 preferred stock authorized and none outstanding at September 30, 2004 or December 31, 2003.

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

     The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2004:

	For the Three Months		For the Nine Months
	Ended September 30, 2004		Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$14,494	$14,494	$40,248	$40,248
Weighted-average number of common shares outstanding	36,814,000	36,814,000	32,916,190	32,916,190
Additional shares due to assumed conversion of dilutive instruments	—	53,233	—	22,703

Adjusted weighted-average number of common shares outstanding	36,814,000	36,867,233	32,916,190	32,938,893

Net income per share	$0.39	$0.39	$1.22	$1.22

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     The following table presents a reconciliation of basic and diluted net income per share for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003:

			For the Period from
	For the Three Months		April 26, 2003 through
	Ended September 30, 2003		September 30, 2003
	Basic	Diluted	Basic	Diluted
Net loss (in thousands)	$(2,780)	$(2,780)	$(2,642)	$(2,642)
Weighted-average number of common shares outstanding	11,704,000	11,704,000	8,232,481	8,232,481
Additional shares due to assumed conversion of dilutive instruments	—	—	—	—

Adjusted weighted-average number of common shares outstanding	11,704,000	11,704,000	8,232,481	8,232,481

Net loss per share	$(0.24)	$(0.24)	$(0.32)	$(0.32)

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

     The following table sets forth the common stock available for grant at September 30, 2004:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance			1,000,000	(1)
Granted	64,899	—	64,899
Forfeited	—	—	—
Expired	—	—	—

Total available for grant			935,101	(2)

(1)	At June 4, 2003, adoption date of both stock incentive plans, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At September 30, 2004, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 935,101 shares.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     At September 30, 2004, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the nine months ended September 30, 2004:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2004	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	55,000	$14.82

     During the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through September 30, 2003, the Company granted 50,000 stock options.

     The following table summarizes certain information about stock options outstanding at September 30, 2004:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Life (in	Exercise	of	Exercise
Exercise Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	9.1	$13.00	—	—
$14.01-$15.00	50,000	8.8	$15.00	16,667	$15.00

$13.00-$15.00	55,000			16,667

     Total stock-based employee compensation expense related to stock options for the three and nine months ended September 30, 2004 was $1 thousand and $4 thousand, respectively.

     The following table illustrates restricted common stock transactions during the nine months ended September 30, 2004:

	Number of	Weighted-
	Restricted	Average
	Common Shares	Issue Price
Outstanding at January 1, 2004	—	—
Issued	9,899	$12.41
Repurchased	—	—

Outstanding at September 30, 2004	9,899	$12.41

     There were no restricted common stock transactions during the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through September 30, 2003.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

     The base management fee and incentive compensation will be paid quarterly and are subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation will be paid to the Manager in cash and one-half will be paid in the form of a restricted stock award. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive fees are expensed in the period incurred.

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

     The base management fee for the three and nine months ended September 30, 2004 was $1.1 million and $3.0 million, respectively. The base management fee for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003 was $399 thousand and $483 thousand, respectively.

     For the three months ended September 30, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $16.9 million and was greater than the “threshold return” taxable income of $7.7 million. For the nine months ended September 30, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $43.6 million and was greater than the “threshold return” taxable income of $20.1 million.

     For the three and nine months ended September 30, 2004, total incentive fees earned by the Manager were $1.9 million and $5.1 million, respectively. The cash portion of the incentive fee of $950 thousand and $2.5 million for the three and nine months ended September 30, 2004, respectively, was expensed in the period incurred. In addition, $145 thousand and $384 thousand related to the restricted stock portion of the incentive compensation for the three and nine months ended September 30, 2004, respectively, was expensed. Included in other assets at September 30, 2004 is $805 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

     The Company did not pay incentive compensation to the Manager for the three months ended September 30, 2003 or the period from April 26, 2003 through September 30, 2003. Although the Company reported a net loss for the three months ended September 30, 2003 of $2.8 million, REIT taxable net income for the same period was $6.0 million. As a result, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was greater than the “threshold return” taxable income of $2.9 million and, therefore, an incentive fee of $613 thousand was earned by the Manager. Although the Manager was entitled to receive incentive compensation under the Management Agreement for the three months ended September 30, 2003, because of the net loss reported by the Company for the period, the Manager voluntarily waived, on a one-time basis, its right to incentive compensation for the period. Since the Manger waived its right to its incentive compensation for the three months ended September 30, 2003, the waived incentive fee has been accounted for as a capital contribution as of September 30, 2003. The incentive fee of $613 thousand was expensed in the three months ended September 30, 2003.

     For the period from April 26, 2003 through June 30, 2003, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $298 thousand and was less than the “threshold return” net income of $426 thousand and, therefore, no incentive fee was earned by the Manager or paid by the company for that period. Since the Manager waived the incentive fee for the three months ended September 30, 2003, the Company did not pay incentive compensation to the Manager for the period from April 26, 2003 through September 30, 2003.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned incentive fees of $95 thousand and $253 thousand for the three and nine months ended September 30, 2004, respectively. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $47 thousand and $126 thousand for the three and nine months ended September 30, 2004, respectively, was expensed in the period incurred. In addition, $7 thousand and $19 thousand, related to the restricted stock portion of the incentive compensation for the three and nine months ended September 30, 2004, respectively, was expensed. Included in other assets at September 30, 2004 is $40 thousand of deferred compensation which will be reclassified to stockholders’ equity after the restricted stock is issued and will be expensed over the three-year vesting period of the restricted stock.

     No incentive compensation was earned by or paid to the Chief Financial Officer for the period from April 26, 2003 through September 30, 2003.

NOTE 7—RELATED PARTY TRANSACTIONS

     At September 30, 2004 and December 31, 2003, the Company was indebted to the Manager for base management fees of $1.1 million and $418 thousand, respectively, and incentive fees of $1.9 million and $606 thousand, respectively. At September 30, 2004, the Company was not indebted to the Manager for reimbursement of expenses. At December 31, 2003, the Company was indebted to the Manager for reimbursement of expenses of $16 thousand. At September 30, 2004 and December 31, 2003, the Company was indebted to the Company’s Chief Financial Officer for incentive fees of $174 thousand and $30 thousand, respectively, and to officers and employees of the Company for bonuses and expense reimbursement of $12 thousand and $18 thousand, respectively. These amounts are included in management fee payable, incentive fees payable and other related party liabilities.

     The Manager’s financial relationship with the Company is governed by the Management Agreement. Under the Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At September 30, 2004 and December 31, 2003, there were no expenses payable to the Manager pursuant to the cost-sharing agreement. During the three and nine months ended September 30, 2004, the Company paid the Manager $6 thousand and $18 thousand pursuant to the cost-sharing agreement, respectively. For the period from April 26, 2003 through September 30, 2003, there were no costs incurred pursuant to the cost-sharing agreement. The Company shall pay all other expenses on behalf of the Company, and shall reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Management Agreement.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and futures contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, unsettled security purchases, and accrued interest expense, approximates cost at September 30, 2004 and December 31, 2003, due to the short-term nature of these instruments.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

     The following is a summary of the components of accumulated other comprehensive loss at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(in thousands)
Net unrealized losses on mortgage-backed securities available-for-sale	$(48,959)	$(26,353)
Net deferred realized and unrealized gains/(losses) on cash flow hedges	3,885	(157)

Accumulated other comprehensive loss	$(45,074)	$(26,510)

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

     The following table is a summary of derivative instruments held at September 30, 2004:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value
		(in thousands)
Eurodollar futures contracts sold short	$1,287	$(2,448)	$(1,161)
Interest rate swap contracts	2,463	—	2,463

Total derivative instruments	$3,750	$(2,448)	$1,302

     The following table is a summary of derivative instruments held at December 31, 2003:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value
	(in thousands)
Eurodollar futures contracts sold short	$3	$(160)	$(157)

     Cash Flow Hedging Strategies

     Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At September 30, 2004 and December 31, 2003, the maximum length of time over which the Company is hedging its exposure was 15 months and 12 months, respectively.

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

     Losses of $0.3 million and gains of $1.7 million and were recognized in interest expense due to hedge ineffectiveness during the three and nine months ended September 30, 2004, respectively. During both the three and nine months ended September 30, 2004, interest expense was decreased by $685 thousand and $272 thousand of amortization of net realized gains on futures contracts, respectively, but was increased by $1.9 million and $2.4 million from payments to swap contract counterparties, respectively. Based upon the combined amounts of $2.5 million of net deferred realized gains and $0.9 million of net unrealized losses from Eurodollar futures contracts included in accumulated other comprehensive income and loss at September 30, 2004, the Company expects to recognize lower interest expense during the remainder of 2004 and part of 2005. This amount could differ from amounts actually realized due to changes in the benchmark rate between September 30, 2004 and when the Eurodollar futures contracts sold short at September 30, 2004 are covered, as well as the addition of other hedges subsequent to September 30, 2004.

     The Company was not engaged in derivative instruments and hedging activities during the period from April 26, 2003 through September 30, 2003.

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

     Valuations of Mortgage-backed Securities

          Our mortgage-backed securities have fair values as determined by the Manager with reference to price estimates provided by independent pricing services and dealers in the securities. Because the price estimates may vary to some degree between sources, the Manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

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

          Management considers the following factors, among others, when evaluating the securities for an other-than-temporary impairment:

•	the length of the time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency; and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

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

          At September 30, 2004, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

          At September 30, 2004, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by the maturity of the swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

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

Recent Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities), and investments accounted for under the cost method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial statements.

Financial Condition

     Mortgage-Backed Securities

          At September 30, 2004, we held $4.5 billion of mortgage-backed securities at fair value, net of unrealized gains of $1.4 million and unrealized losses of $50.4 million. At December 31, 2003, we held $2.2 billion of mortgage-backed securities at fair value, net of unrealized gains of $1.1 million and unrealized losses of $27.4 million. The increase in mortgage-backed securities held is primarily the result of the public offering which was completed on March 29, 2004. At September 30, 2004 and December 31, 2003, all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 101.7% and 102.2% of face amount, respectively.

          Fair value was below amortized cost for certain of the securities held at September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend and have the ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held are other-than-temporarily impaired at September 30, 2004 and December 31, 2003.

          The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years, however, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at September 30, 2004:

	Weighted-Average
Asset	Final Maturity	% of Total
Adjustable-Rate Mortgage-Backed Securities	2033	3.0%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2034	95.8%
Balloon Mortgage-Backed Securities	2033	1.2%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at December 31, 2003:

	Weighted-Average
Asset	Final Maturity	% of Total
Adjustable-Rate Mortgage-Backed Securities	2033	8.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2033	88.9%
Balloon Mortgage-Backed Securities	2033	2.5%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 26% for the three months ended September 30, 2004. The principal payment rate for the three months ended September 30, 2003 was 20%. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate for the three months ended September 30, 2004 decreased in comparison to the three months ended June 30, 2004 primarily due to the lower principal prepayment activity.

          At September 30, 2004 and December 31, 2003, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.76 years and 1.75 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. At September 30, 2004 and December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 39 months and 43 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years. Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At September 30, 2004 and December 31, 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had average annual caps of 2.28% and 2.47%, respectively, and average lifetime caps of 9.96% and 10.03%, respectively.

          The following table summarizes our mortgage-backed securities at September 30, 2004, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$208,613	$211,726	3.55%
Greater than one year and less than five years	4,319,482	4,365,328	4.14%
Greater than five years	—	—

Total	$4,528,095	$4,577,054	4.12%

          The following table summarizes our mortgage-backed securities at December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
	(in thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09%
Greater than five years	32,789	32,843	3.96%

Total	$2,161,945	$2,188,298	4.09%

          The weighted-average lives of the mortgage-backed securities at September 30, 2004 and December 31, 2003 in the tables above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant prepayment rates to the balloon or reset date for each security. At September 30, 2004 and December 31, 2003, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility.

     The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

  Equity Securities

     Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2004 and December 31, 2003, we did not hold any such equity securities.

  Unsettled Securities Purchases

     At September 30, 2004, we had no unsettled security trades. At December 31, 2003, we had unsettled securities purchases of $156.1 million. Of the $156.1 million of unsettled securities purchases at December 31, 2003, $59.8 million were related to “to be announced,” or TBA, mortgage-backed securities. These security purchases settled in January 2004.

  Other Assets

     We had other assets of $36.1 million and $10.2 million at September 30, 2004 and December 31, 2003, respectively. Other assets at September 30, 2004 consist primarily of interest receivable of $17.2 million, principal receivable of $15.5 million, collateral posted with counterparties of $2.1 million, prepaid directors’ and officers’ liability insurance of $274 thousand and deferred compensation of $850 thousand. Other assets at December 31, 2003 consist primarily of interest receivable of $7.3 million and principal receivable of $2.3 million.

  Hedging Instruments

     Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as the Manager determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that the Manager is required to hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

     At September 30, 2004 and December 31, 2003, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At September 30, 2004, we had short positions on 2,255 Eurodollar futures contracts, which expire in December 2004, March 2005, and June 2005, with a notional amount totaling $2.3 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2003, we had short positions on 2,090 Eurodollar futures contracts, which expire in March 2004, June 2004, and September 2004, with a notional amount totaling $2.1 billion. At September 30, 2004 and December 31, 2003, the fair value of the Eurodollar futures contracts was $1.2 million and $157 thousand recorded in liabilities, respectively.

     At September 30, 2004, we have engaged in interest rate swap contracts to mitigate our interest rate risk for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At September 30, 2004, the current notional amount of interest rate swap contracts totaled $1.6 billion and the fair value of the interest rate swap contracts was $2.5 million recorded in assets. There were no interest rate swap contracts at December 31, 2003.

  Liabilities

     We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of the Manager or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2004, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use at September 30, 2004.

     At September 30, 2004, we had outstanding $4.1 billion of repurchase agreements with a weighted-average current borrowing rate of 2.05%, $211.2 million of which matures within 30 days, $963.1 million of which matures between 31 and 90 days, and $2.9 billion of which matures in greater than 90 days. At December 31, 2003, we had outstanding $1.7 billion of repurchase agreements with a weighted-average current borrowing rate of 1.19%, $337.3 million of which matures within 30 days, $281.9 million of which matures between 31 and 90 days, and $1.1 billion of which matures in greater than 90 days. The increase in outstanding repurchase agreements is primarily due to the public offering which was completed on March 29, 2004. We used the net proceeds of that follow-on equity offering to purchase mortgage-backed securities through leverage. It is our present intention to seek to renew the repurchase agreements outstanding at September 30, 2004 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At September 30, 2004 and December 31, 2003, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.4 billion and $1.8 billion, respectively, and had a weighted-average maturity of 205 days and 145 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $274.9 million and $83.2 million at September 30, 2004 and December 31, 2003, respectively.

     After consideration of the terms of our Eurodollar futures and interest rate swap contracts, the weighted-average maturity/next rate reset of our total liabilities was 314 days and 255 days at September 30, 2004 and December 31, 2003, respectively. The increase in the weighted-average maturity/next rate reset of our total liabilities is primarily attributed to the use of interest rate swap contracts to hedge the impact of changes in interest rates on our liability costs.

     We had $25.3 million and $167.9 million of other liabilities at September 30, 2004 and December 31, 2003, respectively. Other liabilities at September 30, 2004 consisted primarily of $15.9 million of cash distribution payable, $5.8 million of accrued interest expense on repurchase agreements and interest rate swap contracts, and $3.2 million of management fees payable, incentive fees payable and other related party liabilities. Other liabilities at December 31, 2003, consisted primarily of $156.1 million of unsettled securities purchases, $5.3 million of cash distribution payable, $3.8 million of accrued interest expense on repurchase agreements, $1.4 million of accounts payable and accrued expenses, and $1.1 million of management fee payable, incentive fees payable and other related party liabilities.

     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At September 30, 2004 we had an outstanding balance against this borrowing facility of $2.3 million at a rate of 2.40%. There were no outstanding borrowings under the margin lending facility at December 31, 2003.

  Stockholders’ Equity

     Stockholders’ equity at September 30, 2004 and December 31, 2003 was $420.3 million and $282.5 million, respectively, which included $49.0 million and $26.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $3.9 million and ($157) thousand, respectively, of net deferred realized and unrealized gains/(losses) on cash flow hedges presented as accumulated other comprehensive loss.

     Weighted-average stockholders’ equity and return on average equity for the three and nine months ended September 30, 2004 were $424.2 million and 13.59%, and $379.8 million and 14.16%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity.

     Weighted-average stockholders’ equity and return on average equity for the period from April 26, 2003 through September 30, 2003 is considered not meaningful as the Company was organized on April 25, 2003 and substantive operations did not begin until mid-June 2003. The weighted-average shareholders’ equity and return on average equity for the three months ended September 30, 2003 and for the period from June 11, 2003 (date on which investment activities began) through September 30, 2003 were $132.6 million and (7.90%), and $125.1 million and (6.89%), respectively.

     Our book value at September 30, 2004 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share(1)
	(in thousands)
Total stockholders’ equity (GAAP)	$420,278	$11.36
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	48,959	1.32
Accumulated other comprehensive income on interest rate swap contracts	(2,356)	(0.06)

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$466,881	$12.62

(1) Based on 37,002,696 shares outstanding at September 30, 2004

     Our book value at December 31, 2003 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share (1)
	(in thousands)
Total stockholders’ equity (GAAP)	$282,496	$11.38
Addback
Accumulated other comprehensive loss on mortgage-backed securities	26,353	1.07

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities (NON-GAAP)	$308,849	$12.45

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

Results of Operations

     For the three months ended September 30, 2004, net income was $14.5 million or $0.39 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $34.3 million, and was primarily earned from investments in mortgage-backed securities. Prepayment activity decreased during the three months ended September 30, 2004 in comparison to the three months ended June 30, 2004 as a result of the increasing interest rate environment. Interest expense for the three months ended September 30, 2004 was $16.6 million and was primarily due to costs on short-term borrowings.

     For the nine months ended September 30, 2004, net income was $40.2 million or $1.22 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $81.7 million, and was primarily earned from investments in mortgage-backed securities. Interest expense for the nine months ended September 30, 2004 was $32.6 million and was primarily due to costs on short-term borrowings.

     For the three and nine months ended September 30, 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.30% and 3.16%, respectively, and the cost of funds on our repurchase agreement liabilities was 1.72% and 1.36%, respectively, resulting in a net interest spread of 1.58% and 1.80%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Interest expense for the three and nine months ended September 30, 2004 was calculated as follows:

		Percentage		Percentage
	For the Three	of Average	For the Nine	of Average
	Months Ended	Repurchase	Months Ended	Repurchase
	September 30,	Agreement	September 30,	Agreement
	2004	Liabilities	2004	Liabilities
	(in thousands)		(in thousands)
Interest expense on repurchase agreement liabilities	$15,133	1.56%	$32,193	1.34%
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	244	0.03	(1,740)	(0.07)
Amortization of net realized gains on futures	(685)	(0.07)	(272)	(0.01)
Net interest expense on interest rate swap contracts	1,901	0.20	2,412	0.10
Other	39	nm	56	nm

Total interest expense	$16,632	1.72%	$32,649	1.36%

nm = not meaningful

     The net hedge ineffectiveness gains recognized in interest expense during the nine months ended September 30, 2004 is primarily due to an adjustment to the construction of the hypothetical derivative during the three months ended June 30, 2004 in accordance with our SFAS No. 133 accounting policy which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to more closely conform with common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains of $2.0 million in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this was that a portion of the liabilities we had hedged in anticipation of rising interest rates were recognized as gains or offsets to our interest expense in the second quarter of 2004. At September 30, 2004, the maximum length of time over which we were hedging our exposure was 15 months.

     Average repurchase agreement liabilities during the three months and nine months ended September 30, 2004 were $3.8 billion and $3.1 billion, respectively.

     For the three months ended September 30, 2003, net loss was $2.8 million or $0.24 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was $10.8 million and was primarily earned from investment in mortgage-backed securities. Interest expense for three months ended September 30, 2003 was $4.3 million and was primarily due to costs on short-term borrowings.

     For the period from April 26, 2003 through September 30, 2003, net loss was $2.6 million or $0.32 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was $11.4 million and was primarily earned from investment in mortgage-backed securities. Interest expense for the period from April 26, 2003 through September 30, 2003 was $4.5 million and was primarily due to costs on short-term borrowings.

     For the three months ended September 30, 2003, the weighted-average yield on average earning assets, net of amortization of premium, was 2.72% and the cost of funds on our repurchase agreement liabilities was 1.15% resulting in a net interest spread of 1.57%.

     Substantive operations began in mid-June, 2003, after completing a private placement of our common stock. For the period June 16, 2003 (date of the first security purchase settlement) through September 30, 2003, the weighted-average yield on average earning assets, net of amortization of premium, was 2.91%. For the period June 23, 2003 (date of the first security purchase financed through leverage) through September 30, 2003, the cost of funds on our repurchase agreement liabilities was 1.57%. The resulting net interest spread was 1.76%.

     Operating expenses for the three and nine months ended September 30, 2004 were $3.1 million and $8.8 million, respectively.

     Base management fees to the Manager under the Management Agreement, which were $1.1 million and $3.0 million for the three and nine months ended September 30, 2004, are based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.

     Incentive fee expense to related parties for the three and nine months ended September 30, 2004 was $1.4 million and $3.5 million, respectively. Incentive compensation is earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period.

     For the three months ended September 30, 2004, total incentive compensation earned by the Manager was $1.9 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $950 thousand for the three months ended September 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $145 thousand. In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee for the three months ended September 30, 2004 of $95 thousand. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $47 thousand for the three months ended September 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $7 thousand. The remaining incentive fee expense for the three months ended September 30, 2004 consists primarily of the change in fair value of unvested restricted stock awards.

     For the nine months ended September 30, 2004, total incentive compensation earned by the Manager was $5.1 million, one-half payable in cash and one-half payable in the form of the Company’s common stock. The cash portion of the incentive fee of $2.5 million for the nine months ended September 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $384 thousand. In accordance with the terms of his employment agreement, the Company’s Chief Financial Officer earned an incentive fee for the nine months ended September 30, 2004 of $253 thousand. This incentive fee is also payable one-half in cash and one-half in the form of a restricted stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive fee of $126 thousand for the nine months ended September 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive fees of $19 thousand. The remaining incentive fee expense for the nine months ended September 30, 2004 consists primarily of the change in fair value of unvested restricted stock awards.

     Professional services expense for the three and nine months ended September 30, 2004 of $191 thousand and $836 thousand, respectively, includes legal, accounting and other professional services provided to us. Included in the expense for the three and nine months ended September 30, 2004 were costs related to the filing and maintenance of our resale shelf registration statement totaling $17 thousand and $141 thousand, respectively. The insurance expense of $137 thousand and $494 thousand consists primarily of premium for directors’ and officers’ insurance. Custody expense of $113 thousand and $274 thousand for the three and nine months ended September 30, 2004 includes the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Other general and administrative expenses of $67 thousand and $261 thousand for the three and nine months ended September 30, 2004, respectively, consists primarily of printing costs incurred in the first and second quarters of 2004 related to the filing of our resale shelf registration statement, our annual report and proxy and NYSE listing fees.

     Operating expenses for the three months ended September 30, 2003 and period from April 26, 2003 through September 30, 2003 were $1.4 million and $1.8 million, respectively.

     Base management fees to the Manager of $399 thousand $483 thousand for the three months ended September 30, 2003 and the period from April 26, 2003 through September 30, 2003, respectively, are based on a percentage of our average net worth as describe above. The base management fees for the period from April 26, 2003 through December 31, 2003 were prorated for the portion of the period following the completion of our June 2003 private placement.

     We did not pay incentive compensation to the Manager for the three months ended September 30, 2003 or the period from April 26, 2003 through September 30, 2003. Although the Company reported a net loss for the three months ended September 30, 2003 of $2.8 million, REIT taxable net income for the same period was $6.0 million. As a result, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was greater than the “threshold return” taxable income of $2.9 million and, therefore, an incentive fee of $613 thousand was earned by the Manager. Although the Manager was entitled to receive incentive compensation under the Management Agreement for the three months ended September 30, 2003, because of the net loss reported by the Company for the period, the Manager voluntarily waived, on a one-time basis, its right to incentive compensation for the period. Since the Manager waived its right to its incentive compensation for the three months ended September 30, 2003, the waived incentive fee has been accounted for as a capital contribution as of September 30, 2003. The incentive fee of $613 thousand was expensed in the three months ended September 30, 2003.

     Other operating expenses were $387 thousand and $674 for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003, respectively. Included in other operating expenses during the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003, were professional services expenses of $123 thousand and $347 thousand, respectively. These expenses include legal, accounting and other professional services provided to us. These expenses were high because of the costs of start-up activities involved in the formation of our company. The insurance expense of $128 thousand and $163 thousand for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003, respectively, consisted primarily of premium for directors’ and officers’ insurance. Custody expense of $46 thousand and $49 thousand for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003, respectively, includes the services provided by our primary custodian.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2004:

				For the
	For the Three	For the Nine	For the Three	Period from
	Months	Months	Months	April 26, 2003
	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003
		(in thousands)
GAAP net income/(loss)	$14,494	$40,248	$(2,780)	$(2,643)
Adjustments to GAAP net income/(loss):
Addback of organizational costs expensed during the period	—	—	—	163
Amortization of organizational costs	(8)	(24)	(8)	(10)
Addback of stock compensation expense for unvested options	1	5	1	1
Addback of stock compensation expense for unvested restricted stock	458	899	—	—
Addback net hedge ineffectiveness losses on futures and interest rate swap contracts	244	108	—	—
Subtract dividend equivalent rights on restricted stock	(81)	(130)	—	—
Addback net capital losses in the period	—	—	7,831	7,831
Addback waived incentive fee	—	—	613	613
Subtract amortization of net realized gains on futures contracts	(685)	—	—	—
Addback net realized gains on futures contracts	2,514	2,475	—	—

Net adjustments to GAAP net income/(loss)	2,443	3,333	8,437	8,598

REIT taxable net income	$16,937	$43,581	$5,657	$5,955

     Undistributed REIT taxable net income for the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003 and for the period from April 26, 2003 through September 30, 2003 was as follows:

				For the Period
	For the Three	For the Nine	For the Three	from April 26,
	Months Ended	Months Ended	Months Ended	2003 through
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003
		(in thousands, except per share data)
Undistributed REIT taxable net income, beginning of period	$673	$281	$289	$—
REIT taxable net income earned during period	16,937	43,581	5,657	5,955
Distributions declared during period, net of dividend equivalent rights on restricted stock	(15,830)	(42,082)	—	—

Undistributed REIT taxable net income, end of period	$1,780	$1,780	$5,955	$5,955

Cash distributions per share declared during period	$0.43	$1.28	—	—

Percentage of REIT taxable net income distributed	93.5%	96.6%	—	—

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

Contractual Obligations and Commitments

     At September 30, 2004, we had entered into a Management Agreement with the Manager. See Note 6 to the financial statements for significant terms of the Management Agreement.

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

Liquidity and Capital Resources

     Our primary source of funds at September 30, 2004 and December 31, 2003 consisted of repurchase agreements totaling $4.1 billion and $1.7 billion, respectively, with a weighted-average current borrowing rate of 2.05% and 1.19%, respectively, which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. At September 30, 2004, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on September 30, 2004. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements divided by total stockholders’ equity, at September 30, 2004 and December 31, 2003, was 9.8 and 6.1 times, respectively.

     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At September 30, 2004 we had an outstanding balance against this borrowing facility of $2.3 million at a rate of 2.40%. There were no outstanding borrowings under the margin lending facility at December 31, 2003.

     For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

     On April 26, 2004, we paid a cash distribution of $0.42 per share to our stockholders of record on March 19, 2004. The distribution was paid to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our March 29, 2004 public offering. On August 17, 2004, we paid a cash distribution of $0.43 per share to our stockholders of record on July 8, 2004. On September 28, 2004 we declared a cash distribution of $0.43 per share to our stockholders of record on October 8, 2004. We will pay the distribution on November 17, 2004. The distributions are taxable dividends and are not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $281 thousand of our REIT taxable net income for the period from April 26, 2003 through December 31, 2003. During 2004, a spillback distribution in this amount was approved by our board of directors.

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

Risk Factors

     As used in this Quarterly Report, “Luminent,” “company,” “we,” “our,” and “us,” refer to Luminent Mortgage Capital, Inc., except where the context otherwise requires.

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

     We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have funded our acquisitions and expect to fund our future acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On September 30, 2004, 98.8% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 38 months, while our borrowings had a weighted-average term to next rate adjustment of approximately 147 days. After consideration of the duration on our Eurodollar futures and interest rate swap contracts, our weighted-average maturity of our total liabilities was 314 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.

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

     The mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At September 30, 2004, 98.8% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, substantially all of which were subject to interest rate caps. The percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 22.0% and 76.8%, respectively.

     Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, a monthly or weekly average yield of benchmark U.S. Treasury securities as published by the Federal Reserve Board, or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio at September 30, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 36.0% and 62.8%, respectively.

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

     A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. At September 30, 2004, 95.8% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, at September 30, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which would reduce our net interest income and could cause us to suffer a loss.

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

     Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks. At September 30, 2004, we were engaged in short sales of Eurodollar futures and interest rate swap contracts in order to hedge the impact of changes in interest rates on our liability costs. In the future, these transactions might mitigate our interest rate and prepayment risks, but cannot eliminate these risks. Moreover, the use of derivative transactions could have a negative impact on our earnings and our status as a REIT and, therefore, our use of such derivatives could be limited.

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

     At September 30, 2004, we were engaged in short sales of Eurodollar futures and interest rate swap contracts in order to hedge the impact of changes in interest rates on our liability costs. In the case of these hedges, and any other future efforts to hedge the effects of interest rate changes on our liability costs, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time and this could result in a narrowing of our net interest rate spread or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity.

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

     We depend on the diligence, experience and skill of our officers and the people working on behalf of the Manager for the selection, acquisition, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Gail Seneca, Albert Gutierrez, Christopher Zyda, Andrew Chow and Troy Grande. We have not entered into employment agreements with our senior officers other than Mr. Zyda, who is our Senior Vice President and Chief Financial Officer. With the exception of Mr. Zyda, we do not currently employ other senior officers dedicated solely to our business, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

Risks Related to The Manager

The Manager has limited experience managing a REIT and we cannot assure you that the Manager’s past experience will be sufficient to successfully manage our business as a REIT.

     Seneca Capital Management LLC has limited experience managing a REIT, and limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

The Manager has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders’ best interests.

     In addition to managing us and having at least two of its designees as members of our board, the Manager provides advice on our operating policies and strategies. The Manager may also cause us to engage in future transactions with the Manager and its affiliates, subject to the approval of, or guidelines approved by, the independent members of our board of directors. Our directors, however, rely primarily on information supplied by the Manager in reaching their determinations. Accordingly, the Manager has significant influence over our affairs, and may cause us to engage in transactions which are not in our or our stockholders’ best interests.

The Manager and its affiliates might allocate mortgage-related opportunities to other entities, and thus might divert attractive investment opportunities away from us.

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

     From time to time, we will assess whether we should be internally managed. In May 2004, our board of directors formed a committee of independent directors to assess the advisability of internalization. If we terminate the Management Agreement without cause or because we decide to manage our company internally or if the Manager terminates the management in the event of a change of control, then we will have to pay a significant fee to the Manager. The amount of the fee depends on whether:

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

     Changes in the laws or regulations governing the Manager or its affiliates may impair the Manager’s or its affiliates’ ability to perform services in accordance with the Management Agreement. Our business may be harmed by changes to the laws and regulations affecting the Manager or us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, the Manager and our stockholders, potentially with retroactive effect.

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

Our declared cash distribution on November 17, 2004 may force us to liquidate mortgage-backed securities or borrow additional funds.

     On September 28, 2004, our board of directors declared a cash distribution of $0.43 per share for the third quarter of 2004, which will be paid on November 17, 2004 to stockholders of record on October 8, 2004. This distribution declaration is irrevocable. If we do not have sufficient capital to fund the distribution we will need to liquidate mortgage-backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our line of credit to pay the distribution. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income. Additionally, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.

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

     We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. At September 30, 2004, there are:

•	37,002,696 shares of outstanding common stock;

•	outstanding options to purchase 55,000 shares of our common stock at a weighted-average exercise price of $14.82 per share; and

•	an additional 935,101 shares of our common stock available for future awards under our stock incentive plans.

     A total of 935,101 shares of our common stock, or 1% of our current total authorized shares, are reserved for future awards and grants under our stock incentive plans. In January 2004, we filed a registration statement on Form S-8 under the Securities Act covering the 1.0 million shares of our common stock issued or reserved for issuance under our stock incentive plans and/or subject to outstanding options under our stock incentive plans. Shares of our common stock issued upon exercise of options under the Form S-8 will be available for sale in the public market, subject to Rule 144 volume limitations applicable to affiliates and subject to the contractual restrictions described above. In December 2003, we issued 13,110,000 shares of common stock in our initial public offering. In March 2004, we issued 12,000,000 shares of common stock in a public offering. All of these shares are eligible for immediate resale by their holders. Additionally, in January 2004 we filed a registration statement covering the resale of up to 11,500,000 shares of our common stock by the selling stockholders named in the prospectus which is a part of such resale registration statement. All of the shares sold from time to time pursuant to our resale registration statement will be eligible for immediate resale by their holders. If any or all of the above holders sell a large number of securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.

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

  Extension Risk

     We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. At September 30, 2004, 95.8% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In certain situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

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

     Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from our expectations.

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

     The following sensitivity analysis table shows at September 30, 2004, the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

				Interest
	Interest Rates		Interest Rates	Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
	(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$138.1	$137.7	$137.0	$136.2
Change in fair value	$0.3	—	$(0.7)	$(1.5)
Change as a percent of fair value	0.3%	—	(0.5)%	(1.1)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,400.2	$4,336.1	$4,254.2	$4,161.6
Change in fair value	$64.1	—	$(81.9)	$(174.5)
Change as a percent of fair value	1.5%	—	(1.9)%	(4.0)%
Balloon Mortgage-Backed Securities
Fair value	$55.0	$54.3	$52.8	$51.7
Change in fair value	$0.8	—	$(1.4)	$(2.6)
Change as a percent of fair value	1.4%	—	(2.6)%	(4.7)%
Total Mortgage-Backed Securities
Fair value	$4,593.3	$4,528.1	$4,444.0	$4,349.5
Change in fair value	$65.2	—	$(84.0)	$(178.6)
Change as a percent of fair value	1.9%	—	(2.1)%	(3.3)%
Repurchase Agreements (1)
Fair value	$4,121.5	$4,121.5	$4,121.5	$4,121.5
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Hedge Instruments
Fair value	$(6.8)	$1.2	$4.5	$10.1
Change in fair value	$(5.6)	—	$5.7	$11.3
Change as a percent of fair value	nm	—	nm	nm

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

ITEM 4. CONTROLS AND PROCEDURES

     At September 30, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     At September 30, 2004, there were no pending legal proceedings to which we were party or of which any of our properties were subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

     On August 10, 2004, the registrant issued 97,297 shares of its common stock to Seneca Capital Management LLC (“Seneca”), in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. Also, on August 10, 2004 the registrant issued 5,206 shares of common stock to the registrant’s employees under the 2003 stock incentive plan. The common stock issued to Seneca and the registrant’s employees was in exchange for services, and was deemed to have an aggregate value of $923 thousand and $49 thousand, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1394, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2004

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 9, 2004

EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement (4)

3.2	Second Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

10.1	Management Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca Capital Management LLC (“Seneca”) (1)

10.2	Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3†	2003 Stock Incentive Plan (1)

10.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6†	2003 Outside Advisors Stock Incentive Plan of the Registrant (1)

10.7†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8†	Form of Indemnity Agreement (1)

10.9†	Employment Agreement dated At August 4, 2003 by and between the Registrant and Christopher J. Zyda (1)

10.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11†	Form of Restricted Stock Award Agreement for Seneca (3)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

32.1*	Section 1350 Certification of Gail P. Seneca, Chief Executive Officer of the Registrant

32.2*	Section 1350 Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant

(1)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference for our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.