Form 10-K
period 2004-12-31
LUMINENT MORTGAGE CAPITAL INC
filed 2005-03-14
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-31828
LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1694835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Montgomery Street, Suite 500 San Francisco, California	94133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(415) 486-2110
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $437,481,924, based on 36,456,827 shares of our common stock then held by non-affiliates and a the price at which our common stock was last sold on the New York Stock Exchange as of such date.
      The number of shares of our common stock outstanding on February 28, 2005 was 37,841,280.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our proxy statement for our 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.
      Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	interest rate mismatches between our mortgage-backed securities and the borrowings we use to fund our purchases of such securities;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our limited operating history and the limited experience of Seneca Capital Management LLC, or Seneca, our management company, in managing a real estate investment trust, or REIT;

•	the ability of our board of directors to change our operating policies and strategies without stockholder approval or notice to you;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the fact that Seneca could be motivated to recommend riskier investments in an effort to maximize its incentive compensation under its management agreement with us;

•	potential conflicts of interest arising out of our relationship with Seneca, on the one hand, and Seneca’s relationships with other third parties, on the other hand;

•	our ability to invest up to 10% of our investment portfolio in lower-credit quality mortgage-backed securities that carry an increased likelihood of default or rating downgrade relative to investment-grade securities;

•	your inability to review the assets that we will acquire with the net proceeds of any securities we offer; and

•	the other important factors described in this Annual Report on Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in

ii

other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by Luminent Mortgage Capital, Inc. in 2005.
      This Annual Report on Form 10-K contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

iii

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
      We commenced operations in June 2003, following the completion of a private placement of our common stock, in which we raised net proceeds of approximately $159.7 million. On December 18, 2003, we completed an initial public offering of our common stock in which we raised net proceeds of approximately $157.0 million. On December 19, 2003, our common stock began trading on the New York Stock Exchange, or NYSE, under the trading symbol “LUM.” On March 29, 2004, we completed a follow-on public offering of our common stock in which we raised net proceeds of approximately $157.5 million.
      We are externally managed and advised by Seneca Capital Management LLC, or Seneca, pursuant to a management agreement between Seneca and us. We have a full-time chief financial officer who is not employed by Seneca, and who provides us with dedicated financial management, analysis and investor relations capability.
      We have elected to be taxed as a Real Estate Investment Trust, or REIT, under the Internal Revenue Code of 1986, as amended. As such, we will routinely distribute substantially all of the REIT taxable net income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to U.S. federal or state taxes on our income to the extent that we distribute our net income to our stockholders.
      In February 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to the shelf registration statement on Form S-3 filed on January 3, 2005. See Note 14 to our financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.
      Effective March 9, 2005, we hired S. Trezevant Moore, Jr. as our President and Chief Operating Officer. In conjunction with Mr. Moore’s appointment, Albert J. Gutierrez has resigned as President but continues to concentrate on management of our agency and AAA mortgage-backed securities portfolio.
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
      We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We expect that substantially all of the mortgage-backed securities that we acquire will be agency-backed or have AAA credit ratings from at least one nationally-recognized statistical rating agency, and most of the securities will be hybrid adjustable-rate mortgage-backed securities.

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
Borrowings
      On December 31, 2004, we had borrowing arrangements with 17 different investment banking firms and other lenders, 12 of which were in use as of that date. These borrowing arrangements facilitated the purchase of our initial portfolio of securities through the leveraging of our private placement proceeds and provided us with sufficient borrowing capacity to fully leverage the net proceeds of our initial public offering and follow-on public offering. The repurchase agreements are secured by mortgage-backed securities. We intend to seek to renew repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. See Note 4 to our financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.
      We generally seek to borrow between eight and 12 times the amount of our equity. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the interest rate adjustment periods and the selection of interest rate indices on our mortgage-backed securities in order to manage our liquidity and interest rate related risks.
Hedging
      We may choose to engage in various hedging activities designed to match more closely the terms of our assets and liabilities. Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the periods covered by the hedging increase and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as Seneca determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.
      At December 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At December 31, 2004, we have also entered into interest rate swap contracts to mitigate our interest rate risk associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for the period defined by maturity of the interest rate swap. See Note 12 to our financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Business Strategy
Our Operating Policies and Programs
      Our board of directors has established the following four primary operating policies to implement our business strategies:

•	asset acquisition policy;

•	capital/liquidity and leverage policies;

•	credit risk management policy; and

•	asset/liability management policy.

Asset Acquisition Policy
      Our asset acquisition policy provides guidelines for acquiring investments in order to maintain compliance with our overall investment strategy. In particular, we acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I — At least 75% of our total assets will generally be residential mortgage-related securities and short-term investments. Assets in this category are rated within one of the two highest rating categories by at least one nationally-recognized statistical rating organization, or will be obligations guaranteed by federal agencies or federally chartered agencies, such as Fannie Mae, Freddie Mac or Ginnie Mae.

•	Category II — At least 90% of our total assets will consist of Category I investments plus mortgage-related securities that are rated at least investment grade by at least one nationally-recognized statistical rating organization.

•	Category III — No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage-related securities rated below investment grade and leveraged mortgage derivative securities, shares of other REITs or other investments.
      We expect to acquire only those mortgage-related assets that we believe our manager has the necessary expertise to evaluate and manage, that we can readily finance and that are consistent with our overall investment strategy and our asset acquisition policy. Generally, we expect to hold our mortgage-backed securities until maturity. Therefore, we generally do not seek to acquire assets with investment returns that are attractive only in a limited range of scenarios. Future interest rates and mortgage prepayment rates are difficult to predict and, as a result, we seek to acquire mortgage-backed securities that we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios.
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

Capital/ Liquidity and Leverage Policies
      We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-backed securities and using the proceeds to acquire additional mortgage-backed securities. We generally seek to borrow between eight to 12 times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our manager and our board of directors. We believe that this strategy provides us an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-backed securities.
      Depending on the different cost of borrowing funds at different maturities, we expect to vary the maturities of our borrowed funds to attempt to produce lower borrowing costs. In general, our borrowings are short-term. We actively manage, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods related to our mortgage-backed securities.
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
      On December 31, 2004, we had established borrowing arrangements with 17 different investment banking firms and other lenders. A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our mortgage-backed securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. While used as collateral, the mortgage-backed securities continue to pay principal and interest to us. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Federal Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the U.S. Federal Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of the lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the agreement, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. As a result, we expect to enter into collateralized borrowings only with institutions that we believe are financially sound and which are rated investment grade by at least one nationally-recognized statistical rating organization.
      Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain an adequate capital base sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in the market value of our mortgage-backed securities. However, a major disruption in the repurchase or other market that we rely on for short-term borrowings would harm our results of operations unless we were able to arrange alternative sources of financing on comparable terms.

Credit Risk Management Policy
      We review credit risk associated with each of our potential investments, and seek to reduce risk from sellers and servicers by obtaining representations and warranties. In addition, we seek to diversify our portfolio of mortgage-backed securities to avoid undue geographic, insurer, industry and certain other types of concentration risk. Our manager monitors the overall portfolio risk in order to determine appropriate levels of provision for losses we may experience.
      We generally determine, at the time of purchase, whether or not a mortgage-related asset complies with our credit risk management policy guidelines, based upon the most recent information utilized by us. Such compliance is not expected to be affected by events subsequent to such purchase, such as changes in characterization, value or rating of any specific mortgage-related assets or economic conditions or events generally affecting any mortgage-related assets of the type we hold.

Asset/Liability Management Policy
      Interest Rate Risk Management. To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

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
      As a result, we expect to be able to adjust the average maturity/adjustment period of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate mortgage-backed securities and our related borrowings.
      We manage the assets in our portfolio with regard to risk characteristics such as duration, in order to carefully limit the overall interest rate risk of our portfolio. On occasion, we may alter the overall duration in order to better protect the portfolio in order to protect stockholder value. Similarly, we manage the duration of our liabilities. Generally, we seek to reduce the gap between the duration of our assets and our liabilities to a level that is consistent with protection of the portfolio during volatile interest rate environments. The means by which we seek to accomplish this objective will vary over time, and may include the use of hedging instruments and the alteration of the duration of the asset and/or the liability side of our balance sheet through asset purchases or sales and through the assumption or the retirement of repurchase agreements of varying maturities or the structuring of other financing arrangements.
      Depending on market conditions and the cost of the transactions, we may conduct hedging activities in connection with our portfolio management. When we engage in hedging activities, we intend to do so in a manner consistent with our election to qualify as a REIT. The goal of any hedging strategy we adopt will be to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, consistent with our existing hedging program, any future hedging program would likely be formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-backed securities held in our investment portfolio, as well as differences between the interest rate adjustment indices and maturity or reset periods related to our mortgage-backed securities and our borrowings. See further discussion of our current hedging program at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Accounting for Derivative Financial Instruments and Hedging Activities, Financial Condition — Hedging Instruments as well as Note 12 to our financial statements included in Item 8 — Derivative Instruments and Hedging Activities.
      Under the REIT rules of the Internal Revenue Code, some hedging activities produce income that is not qualifying income for purposes of the REIT gross income tests or create assets that are not qualifying assets for purposes of the REIT assets test. As a result, we may have to terminate certain hedging activities before the benefits of such activities are realized. In the case of excess hedging income, we would be required to pay a penalty tax for failure to satisfy certain REIT income tests under the Internal Revenue Code if the excess is due to reasonable cause and not willful neglect. If we had excess hedging income in relation to our mortgage-related assets, the penalty would result in our disqualification as a REIT. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.
      Prepayment Risk Management. We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We expect to accomplish this objective by using a variety of techniques that include, without limitation, structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-backed securities based on mortgage loans with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-backed securities at a premium and at a discount. We monitor prepayment risk through the periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, distributions, cash flow and net balance sheet market value.
      We believe that we have developed cost-effective asset/liability management policies to mitigate interest rate and prepayment risks. We monitor our risk management strategies on a regular basis as market conditions change. However, no strategy can completely insulate us from interest rate and prepayment risks. Further, as noted above, certain of the U.S. federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to fully hedge our interest rate and prepayment risks. Therefore, we could be prevented from effectively hedging our interest rate and prepayment risks.
Description of Mortgage-Related Assets

Mortgage-Backed Securities
      Pass-Through Certificates. We expect to invest principally in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.
      A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled, which we refer to as a prepayment. Prepayments can arise due to sale of the underlying property, refinancing, foreclosure or other events. Prepayments result in a return of principal to pass-through certificate holders. This return may result in a lower or higher rate of return upon reinvestment of principal, and is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher than expected rate, then the value of the premium would be eroded at a faster than expected rate. Similarly, if a discount mortgage prepays at a lower than expected rate, the amortization towards par would be accumulated at a slower than expected rate. We refer to the possibility of these undesirable effects as prepayment risk.
      In general, but not always, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage-backed securities generally decline. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-backed securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of mortgage-backed securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated, which we refer to as extension risk.
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
      The mortgage loans underlying pass-through certificates can generally be classified in the following four categories:

•	Adjustable-Rate Mortgages. Adjustable-rate mortgages, or ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at fixed intervals (for example, once per year). We refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. ARMs may therefore have less price sensitivity to interest rates.

•	Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates, which in turn can make a fixed-rate mortgage’s price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity. One way to attempt to lower the price sensitivity of a portfolio of fixed-rate mortgages is to buy those with shorter remaining terms or maturities.

•	Hybrid Adjustable-Rate Mortgages. A recent development in the mortgage market has been the popularity of ARMs that do not reset at regular intervals. Many of these ARMs have a fixed-rate for the first few years of the loan — typically three, five, seven or 10 years — and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a “traditional” ARM. Hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be low.

•	Balloon Maturity Mortgages. Balloon maturity mortgages are a type of fixed-rate mortgage. Thus, they have a static interest rate for the life of the loan. However the term of the loan is usually quite short and is less than the amortization schedule of the loan. Typically, this term or maturity is less than seven years. When the mortgage matures, the investor receives all of his principal back, which effectively is a price reset of the invested principal to par. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines. In fact, the price sensitivity for an agency balloon mortgage with a set maturity is actually lower than that for an agency hybrid ARM with the same time to interest rate reset.
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

      Mortgage Derivative Securities. We may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities allow the holder to receive interest only, principal only or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities can be highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest, or interest only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities representing the right to receive principal only or a disproportionate amount of principal, or principal only derivatives, would be likely to increase or decrease in the event of faster or slower prepayment speeds, respectively.
      We may also invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, including LIBOR or the 11th District Cost of Funds Index, or COFI. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater while any drop in the index rate causes an increase in the coupon rate of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters are associated with greater volatility in their market prices.
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

Mortgage Loans
      We may acquire and accumulate mortgage loans (i.e., fixed-rate, ARMs, hybrid and balloon mortgage loans) as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. Pursuant to our asset acquisition policy, the aggregate amount of any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I or Category II assets, will not constitute more than 10% of our total assets at any time. All mortgage loans, if any, will be acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans we acquire will generally conform to underwriting guidelines consistent with high quality mortgages. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution. We do not intend to obtain additional appraisals if we acquire any mortgage loans.
      Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

Other Investments
      We may acquire other investments that include equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities and residential mortgage loans other than high-credit quality mortgage loans. These investments are generally considered Category III investments under our asset acquisition policy and are limited to 10% of our total assets.
      We also intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. Our board of directors has the authority to modify or waive our current operating policies and our strategies without prior notice to you and without stockholder approval.
Investment Strategy
      Our strategy is to invest primarily in U.S. agency and other highly-rated single-family adjustable-rate and fixed-rate mortgage-backed securities. We acquire these investments in the secondary market and seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not construct our overall investment portfolio in order to express a directional expectation for interest rates or mortgage prepayment rates. Future interest rates and mortgage prepayment rates are difficult to predict and, as a result, we seek to acquire mortgage-backed securities that we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios. When evaluating the purchase of mortgage-backed securities, we analyze whether the purchase will permit us to continue to satisfy the minimum 55% portfolio whole-pool requirement, with which we must comply to maintain our REIT status. We also assess the relative value of the mortgage-backed security and how well it would fit into our existing portfolio of mortgage-backed securities. Many aspects of a mortgage-backed security, and the dynamic interaction of its characteristics with those of our portfolio, can influence our perception of what that security is worth and the amount of premium we would be willing to pay to own the specific security. The characteristics of each potential investment we analyze generally include, but are not limited to, the following:

•	origination year — the underwriting year for the mortgages comprising the mortgage-backed security. This characteristic helps to determine how “seasoned” the mortgage-backed security is and can influence our expectations for the investment’s future cash flows. In the current low interest rate environment, mortgages that were originated several years ago (when interest rates were higher) tend to have been refinanced. Those borrowers who did not refinance their homes during the period of lower interest rates may be relatively less likely than more recent borrowers to refinance during the remaining life of their mortgages. Therefore, the expected cash flows from a potential investment with an earlier origination year could exhibit less sensitivity to changes in interest rates.

•	originator — the financial services entity that underwrites the mortgages comprising the mortgage-backed security. Originators do not have homogeneous underwriting standards. The particular underwriting standards utilized by an originator tend to influence the characteristics of the borrowers in its mortgage loan pools which, in turn, can influence the pool’s prepayment rates and other cash flows. When analyzing a pool of mortgages, it can be useful to review the historical cash flows exhibited by the originator’s prior mortgage loan pools. For example, we may limit the premium we would be willing to pay for a security if the originator has a history of early refinancings. The quality of the originator’s underwriting standards and the terms it offers borrowers can also be important to our purchase decisions. These variables potentially include the originator’s required loan documentation, FICO scores, loan-to-value ratios, prepayment penalties, cap rates and assumability terms. Any of these variables might influence our expectations regarding the timing of cash flows from an originator’s mortgage-backed securities and, thus, their attractiveness for our portfolio.

•	coupon — the weighted-average mortgage coupon of the mortgage-backed security. Higher coupons are initially attractive because they can generate more interest income for us than lower-coupon mortgage-backed securities. However, the sustainability of cash flows from higher-coupon pools is less predictable because, all else being equal, higher-coupon mortgages have a greater probability of being refinanced than lower-coupon mortgages. We generally analyze a mortgage-backed security’s coupon in comparison to current market rates to form an expectation regarding how sustainable the interest income from the investment will be.

•	margin — the spread between an adjustable-rate mortgage’s market index and the interest rate that the borrower must pay to service the mortgage. Similar to higher coupons, higher margins are attractive because they can generate more interest income for us than lower-margin mortgage-backed securities. However, higher-margin mortgage pools may be more prone to experience faster refinancing rates because high-margin borrowers are relatively more likely to find opportunities to refinance into mortgages with lower spreads to the index. As a result, the sustainability of the yield from an investment in a high-margin mortgage pool is less certain and the premium we would be willing to pay on such an investment, all else being equal, is less.

•	periodic cap — the amount by which the interest rate on an adjustable-rate mortgage can adjust during a specified period, usually six or 12 months. In rapidly rising interest rate environments, higher periodic caps are more attractive because they reduce the risk of the adjustable-rate mortgage coupon not being able to reset fully upwards to the current market rate. Conversely, in rapidly falling interest rate environments, lower periodic caps increase the probability that the mortgage’s coupon will reset to a level that remains above the current market rate.

•	lifetime cap — the maximum interest rate that a specific ARM can have during its lifetime. The lifetime cap of a mortgage is often correlated with market interest rates at the time of origination. An ARM originated in a low interest rate environment will frequently have a lower lifetime cap than a comparably structured mortgage originated in a high interest rate environment. If interest rates rise sufficiently, an ARM with a lifetime cap can effectively behave like a fixed-rate mortgage because the coupon of the ARM cannot adjust above the lifetime cap, and will thus remain effectively fixed at that level until rates fall. Higher lifetime caps tend to make particularly structured hybrid or adjustable-rate mortgage pools more attractive investment candidates.

•	time-to-reset — the number of months before the current coupon of the hybrid or adjustable-rate mortgage will reset. Time-to-reset is an important consideration as we structure the timing of interest rate adjustments on the mortgage-backed securities in our portfolio relative to changes in our borrowing costs.

•	loan-to-value — the ratio between the original loan amount and the value of the collateral securing the mortgage loan. We consider this factor less important in a decision to purchase agency-backed mortgage securities but it can be an important factor when purchasing non-agency securities. This factor also influences the subordination levels required by the national rating agencies to receive AAA-rated status.

•	geographic dispersion — the degree to which the properties underlying the pooled mortgage loans are geographically dispersed. We prefer greater geographic dispersion because we seek to limit our exposure to specific states or regions, which might be experiencing relatively greater economic difficulties, to create a more stable portfolio.

•	price and prepayment expectations — the expected yield of the mortgage-backed security under various assumptions about future economic conditions. A mortgage-backed security’s ultimate yield is determined by its price and its actual prepayment levels. We generally form expectations, based on the above factors, regarding how the mortgage pool’s prepayment levels will change over time, including in response to possible changes in prevailing interest rates and other economic conditions, so as to determine whether its offered price creates a yield that is attractive and fits well with the expected structure of our portfolio and our borrowing costs under those scenarios.

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
Financing Strategy
      We finance the acquisition of our mortgage-backed securities with short-term borrowings and term loans with a term of less than one year and, to a lesser extent, equity capital. After analyzing the then-applicable interest rate yield curves, we may finance with long-term borrowings from time to time. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital/liquidity and leverage policies, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions.
      We borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature. We seek to actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we only enter into repurchase agreements with institutions that we believe are financially sound and that meet credit standards approved by our board of directors.
Growth Strategy
      In addition to the strategies described above, we use other strategies to seek to generate earnings and distributions to our stockholders, including:

•	increasing the size of our balance sheet at a rate faster than the rate of increase in our operating expenses;

•	using leverage to increase the size of our balance sheet; and

•	lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders.
Industry Trends
      The U.S. residential mortgage market has experienced considerable growth over the past 12 years, with total outstanding U.S. residential mortgage debt growing from approximately $3.0 trillion in 1992 to approximately $7.7 trillion at September 30, 2004, according to the Federal Reserve Board. According to the same source, the total amount of U.S. residential mortgage debt securitized into mortgage-backed securities has grown from approximately $1.4 trillion in 1992 to approximately $4.3 trillion at September 30, 2004, approximately $3.4 trillion of which was agency-backed and therefore generally consistent with our investment guidelines. At September 30, 2004, approximately $87.9 billion of the available mortgage-backed securities were held by REITs.
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

Certain United States Federal Income Tax Considerations
      The following discussion summarizes the material U.S. federal income tax considerations regarding our qualification and taxation as a REIT and the material U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our common stock. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders that are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships, persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that you will hold our common stock as a “capital asset,” generally property held for investment, under the Internal Revenue Code.
      You are urged to consult with your own tax advisor regarding the specific consequences to you of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.
Recent Tax Legislation
      On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Jobs Act”), which amended certain rules relating to REITs. The relevant provisions of the Jobs Act are discussed in this section.
General
      We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2003. Our qualification and taxation as a REIT depend on our ability to continue to meet, through actual annual operating results, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Internal Revenue Code discussed below. No assurance can be given that our actual results for any particular taxable year will satisfy these requirements. See “— Failure to Qualify as a REIT.” In addition, our continuing qualification as a REIT depends on future transactions and events that cannot be known at this time.
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
      If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements (including that our failure was due to reasonable cause) are met, we will be subject to a tax equal to:

•	the greater of (1) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (2) the amount by which 95% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by,

•	a fraction intended to reflect our profitability.
      Pursuant to the Jobs Act, commencing with our taxable year beginning on January 1, 2005, if we fail to satisfy any of the REIT asset tests, as described below, by more than a de minimis amount, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by our net income generated by the nonqualifying assets.
      Pursuant to the Jobs Act, commencing with our taxable year beginning on January 1, 2005, if we fail to satisfy any provision of the Internal Revenue Code that would result in our failure to qualify as a REIT other than a violation of the REIT gross income or asset tests described below and the violation is due to reasonable cause, we will retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure.
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
      If we acquire any asset from a corporation that is or has been taxed as a C corporation under the Internal Revenue Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the 10-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over

•	our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset.
      A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in this paragraph with respect to the recognition of gain will apply unless we make an election under Treasury regulation Section 1.337(d)-7(c) to cause the C corporation to recognize all of the gain inherent in the property at the time of our acquisition of the asset.
      Finally, we could be subject to an excise tax if our dealings with any taxable REIT subsidiaries are not at arm’s length.
Requirements for Qualification as a REIT
      The Internal Revenue Code defines a REIT as a corporation, trust or association:

•	that is managed by one or more trustees or directors;

•	that issues transferable shares or transferable certificates to evidence beneficial ownership;

•	that would be taxable as a domestic corporation but for Sections 856 through 859 of the Internal Revenue Code;

•	that is not a financial institution or an insurance company within the meaning of the Internal Revenue Code;

•	that is beneficially owned by 100 or more persons;

•	not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year; and

•	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions.
      The Internal Revenue Code provides that all of the first four conditions stated above must be met during the entire taxable year and that the fifth condition must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.
Stock Ownership Tests
      Our stock must be beneficially held by at least 100 persons, which we refer to as the “100 stockholder rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, which we refer to as the “5/50 rule.” In determining whether five or fewer individuals hold our shares, certain attribution rules of the Internal Revenue Code apply. For purposes of the 5/50 rule, pension trusts and other specific tax-exempt entities generally are treated as individuals, except that certain tax-qualified pension funds are not considered individuals and beneficiaries of such trusts are treated as holding shares of a REIT in proportion to their actuarial interests in the trust for purposes of the 5/50 rule. Our charter imposes repurchase provisions and transfer restrictions to avoid having more than 50% of the value of our stock being held by five or fewer individuals. These stock ownership requirements must be satisfied in each taxable year. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. We will be treated as satisfying the 5/50 rule if we comply with the demand letter and record keeping requirements discussed below, and if we do not know, and by exercising reasonable diligence would not have known, whether we failed to satisfy the 5/50 rule. We satisfied the stock ownership tests immediately following our initial public offering and we will use reasonable efforts to monitor our stock ownership in order to ensure continued compliance with these tests. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status.
      To monitor our compliance with the stock ownership tests, we are required to maintain records regarding the actual ownership of our shares of stock. To do so, we are required to demand written statements each year from the record holders of certain percentages of our shares of stock in which the record holders are to disclose the actual owners of the shares (i.e., the persons required to include our dividends in gross income). A REIT with 2,000 or more record stockholders must demand statements from record holders of 5% or more of its shares, one with fewer than 2,000, but more than 200, record stockholders must demand statements from record holders of 1% or more of its shares, while a REIT with 200 or fewer record stockholders must demand statements from record holders of 0.5% or more of its shares. A list of those persons failing or refusing to comply with this demand must be maintained as part of our records. A stockholder who fails or refuses to comply with the demand must submit a statement with his or her tax return disclosing the actual ownership of the shares of stock and certain other information.
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

•	under the “95% gross income test,” we must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (1) the sources of income that satisfy the 75% gross income test, (2) dividends, interest and gain from the sale or disposition of stock or securities, including some interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire qualified real estate assets, or (3) any combination of the foregoing. Amounts from qualified hedges will generally not constitute gross income and therefore will be disregarded for purposes of the 95% gross income test if certain identification and other requirements are satisfied, and will be treated as nonqualifying income for the 95% and 75% gross income tests if such requirements are not satisfied.

      For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for U.S. federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100%-owned corporate subsidiary of a REIT).
      Any amount includable in our gross income with respect to a regular or residual interest in a REMIC generally also is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if we held such assets), we will be treated as receiving directly our proportionate share of the income of the REMIC. In addition, if we receive interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date we became committed to make or purchase the mortgage loan, a portion of the interest income, equal to (1) such highest principal amount minus such value, divided by (2) such highest principal amount, generally will not be qualifying income for purposes of the 75% gross income test. However, interest income received with respect to non-REMIC pay-through bonds and pass-through debt instruments, such as collateralized mortgage obligations, or CMOs, will not be qualifying income for this purpose.
      Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.
      If we are entitled to avail ourselves of certain relief provisions pertaining to the income tests, we will maintain our qualification as a REIT but will be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.
Asset Tests
      At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

•	at least 75% of the value of our total assets must be represented by qualified real estate assets, cash, cash items and government securities;

•	not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test;

•	of the investments included in the 25% asset class, the value of any one issuer’s securities may not exceed 5% of the value of our total assets (the “5% Asset Test”), and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities (the “10% Asset Test”), in each case except with respect to stock of any taxable REIT subsidiaries; and

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
      After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If we fail to satisfy the asset tests because we acquire securities or other property during a quarter, we can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. For this purpose, an increase in our capital interest in any partnership or limited liability company in which we own an interest generally will be treated as an acquisition of a portion of the securities or other property owned by that partnership or limited liability company.
      Pursuant to the Jobs Act, commencing with our taxable year beginning on January 1, 2005, if we fail to meet either the 5% Asset Test or the 10% Asset Test, after the 30-day cure period, we may dispose of sufficient assets (generally within six months after the last day of the quarter in which our identification of the failure to satisfy these asset tests occurred) to cure such a violation that does not exceed the lesser of 1% of our assets at the end of the relevant quarter or $10,000,000.
      If we are entitled to avail ourselves of certain other relief provisions pertaining to the asset tests, we will maintain our qualification as a REIT, but will be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.
      We may at some point securitize mortgage loans and/or mortgage-backed securities. If we were to securitize mortgage-related assets ourselves on a regular basis (other than through the issuance of non-REMIC CMOs), there is a substantial risk that the securities could be “dealer property” and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions. Accordingly, where we intend to sell the securities created by that process, we expect that we will engage in the securitization through one or more taxable REIT subsidiaries, which will not be subject to this 100% tax. We also may securitize such mortgage-related assets through the issuance of non-REMIC CMOs, whereby we retain an equity interest in the mortgage-backed assets used as collateral in the securitization transaction. The issuance of any such instruments could result in a portion of our assets being classified as a taxable mortgage pool, which would be treated as a separate corporation for U.S. federal income tax purposes, which in turn could jeopardize our status as a REIT. We intend to structure our securitizations in a manner that would not result in the creation of a taxable mortgage pool.

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
      For purposes of these distribution requirements, our REIT taxable net income is computed without regard to the dividends paid deduction and net capital gain. In addition, for purposes of this test, the specified items of non-cash income include income attributable to leveled stepped rents, certain original issue discount, certain like-kind exchanges that are later determined to be taxable and income from cancellation of indebtedness. In addition, if we disposed of any asset we acquired from a corporation that is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation and we did not elect to recognize gain currently in connection with the acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognize on a disposition of the asset within the 10 year period following our acquisition of such asset, to the extent that such gain does not exceed the excess of:

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
      Under certain circumstances, we may be able to rectify a failure to meet the distribution requirements for a year by paying “deficiency dividends” to our stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

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
      Specified cure provisions will be available to us in the event we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT. If we are entitled to avail ourselves of certain relief provisions, we will maintain our qualification as a REIT but may be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.
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

Distributions Generally
      Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will be taxable to United States stockholders as ordinary income. Such REIT dividends generally are ineligible for the new reduced tax rate (with a maximum of 15%) for corporate dividends received by individuals, trusts and estates in years 2003 through 2008. However, such rate will apply to the extent that we make distributions attributable to amounts, if any, we receive as dividends from non-REIT corporations or to the extent that we make distributions attributable to the sum of (i) the excess of our REIT taxable income (excluding net capital gains) for the preceding year over the tax paid on such income, and (ii) the excess of our income subject to the built-in gain tax over the tax payable by us on such income. Provided that we qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder, and will reduce the adjusted tax basis that each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in our stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year. The calculation of the amount of distributions that are applied against or exceed adjusted tax basis are made on a share-by-share basis. To the extent that we make distributions, if any, that are attributable to excess inclusion income, such amounts may not be offset by net operating losses of a United States stockholder. If we declare a dividend in October, November, or December of any calendar year that is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the year preceding the year of payment. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

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

Dispositions of Stock
      A United States stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder’s adjusted tax basis in our stock. This gain or loss generally will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. However, any loss recognized by a United States stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us that were required to be treated as long-term capital gains. For tax years prior to 2009, capital gain of an individual United States stockholder is generally taxed at a maximum rate of 15% where the property is held for more than one year. The deductibility of capital loss is limited.

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
      Notwithstanding the above, however, a substantial portion of the dividends received with respect to our stock may constitute unrelated business taxable income, or UBTI, if we are treated as a “pension-held REIT” and you are a pension trust that:

•	is described in Section 401(a) of the Internal Revenue Code; and

•	holds more than 10%, by value, of our equity interests.
      Tax-exempt pension funds that are described in Section 401 (a) of the Internal Revenue Code and exempt from tax under Section 501(a) of the Internal Revenue Code are referred to below as “qualified trusts.”

      A REIT is a “pension-held REIT” if:

•	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Internal Revenue Code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

•	either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.
      The percentage of any REIT dividends treated as UBTI under these rules is equal to the ratio of:

•	the UBTI earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on UBTI, to

•	the total gross income, less directly related expenses, of the REIT.
      A de minimis exception applies where this percentage is less than 5% for any year. As a result of the limitations on the transfer and ownership of stock contained in our charter, we do not expect to be classified as a pension-held REIT.
Taxation of Non-United States Stockholders
      The rules governing U.S. federal income taxation of non-United States stockholders are complex and no attempt will be made herein to provide more than a summary of these rules. Beneficial owners of shares of our stock that are not United States stockholders (as such term is defined in the discussion above under the heading entitled “Taxation of Taxable United States Stockholders”) are referred to herein as “non-United States stockholders.”
PROSPECTIVE NON-U.S. STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE, AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.
      Distributions of Operating Income. Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of U.S. real property interests and that are not designated by us as capital gain dividends or retained capital gains, which we refer to as “ordinary income distributions” will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions, and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation, unless a treaty reduces or eliminates these taxes. We expect to withhold tax at the rate of 30% on the gross amount of any ordinary income distributions made to a non-United States stockholder unless:

•	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-United States stockholder with us; or

•	the non-United States stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.
      Any portion of the dividends paid to non-United States stockholders that is treated as “excess inclusion” income, as defined in Section 860E of the Internal Revenue Code, will not be eligible for exemption from the 30% withholding tax or a reduced treaty rate.

      Distributions in excess of our current and accumulated earnings and profits that are not treated as attributable to the gain from our disposition of a U.S. real property interest will not be taxable to non-United States stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the adjusted basis of a non-United States stockholder’s stock, these distributions will give rise to tax liability if the non-United States stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of our current and accumulated earnings and profits, the entire amount of any ordinary income distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against U.S. tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits and the proper forms are filed with the IRS by the stockholder on a timely basis. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a U.S. real property interest because we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of an ordinary income distribution, to the extent that we do not do so, any portion of an ordinary income distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.
      Capital Gains Distributions. Distributions attributable to our capital gains that are not attributable to gain from the sale or exchange of a U.S. real property interest generally will not be subject to income taxation, unless (1) investment in our stock is effectively connected with the non-United States stockholder’s U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to such gain (and a corporate non-United States stockholder may also be subject to the 30% branch profits tax), or (2) the non-United States stockholder is a non-resident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual’s net capital gains.
      For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or mortgage-backed securities, will be taxed to a non- United States stockholder under the provisions of the Foreign Investment in Real Property Tax Act, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-United States stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business. Non-United States stockholders thus would be taxed at the normal capital gain rates applicable to United States stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-U.S. corporate stockholder. We are required to withhold 35% of any distribution paid to a non-United States stockholder that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-United States stockholder’s FIRPTA tax liability, provided the proper forms are filed by the stockholders on a timely basis.
      Pursuant to the Jobs Act, any capital gain dividend with respect to any class of stock that is regularly traded on an established securities market located in the United States is not subject to FIRPTA, and therefore, not subject to the 35% U.S. withholding tax, if the non-United States stockholder did not own more than 5% of such class of stock at any time during the taxable year. Instead, any such capital gain dividend will be treated as an ordinary dividend distribution generally subject to withholding at a rate of 30% unless otherwise reduced or eliminated by an applicable income tax treaty.
      Gains on the Sale of Our Stock. Gains recognized by a non-United States stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-United States stockholders. Because our stock is publicly traded/widely held, we cannot assure our investors that we are or will remain a domestically controlled REIT. Even if we are not a domestically controlled REIT, however, a non-United States stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA as long as our shares are traded on the New York Stock Exchange.
      If gain from the sale of our stock were subject to taxation under FIRPTA, the non-United States stockholder would be subject to the same treatment as United States stockholders with respect to that gain, subject to applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals, and the possible application of the 30% branch profits tax in the case of non-U.S. corporations. In addition, the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS on behalf of the non-United States stockholder.
      Gains not subject to FIRPTA will be taxable to a non-United States stockholder if the non-United States stockholder’s investment in our stock is effectively connected with a trade or business in the U.S. (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to that gain; or the non-United States stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.
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
Possible Legislative or Other Action Affecting Tax Consequences
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
Employees
      Our day-to-day operations are externally managed and advised by our manager, Seneca Capital Management LLC, which we sometimes refer to as Seneca. At December 31, 2004 we had three full-time employees. We employ a full-time chief financial officer, Christopher J. Zyda, whose primary responsibilities include monitoring Seneca’s performance under our management agreement, as well as two other full-time employees.
      We do not employ any of our officers other than Mr. Zyda. Our other executive officers are employees and/or officers of Seneca and are compensated by Seneca.
Website Access to our Periodic SEC Reports
      Our corporate website address is www.luminentcapital.com. We make our periodic SEC reports on Forms 10-K and 10-Q and current reports on Form 8-K, as well as the beneficial ownership reports filed by our directors, officers and 10% stockholders on Forms 3, 4 and 5 available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. The information on our website is not a part of this Annual Report on Form 10-K.
      Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding us that we will file electronically with the SEC.
      We are in compliance with the requirements of the New York Stock Exchange to make available on our website and in printed form upon request our Code of Business Conduct and Ethics, and the respective charters of our Audit, Compensation and Governance Committees.

Item 2.	Properties
      Our principal offices are located at 909 Montgomery Street, Suite 500, San Francisco, California 94133. We utilize approximately 1,500 square feet of space provided by our manager.

Item 3.	Legal Proceedings
      At December 31, 2004, neither we nor any of our properties were subject to any pending legal proceedings.

Item 4.	Submission of Matters to A Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Since December 19, 2003, our common stock has been listed on the NYSE under the symbol “LUM.” Prior to our initial public offering, our common stock was not listed or quoted on any national securities exchange or market system. However, certain of our stockholders privately sold shares of our common stock using the PORTAL system.
      The following table sets forth the intra-day high and low sale prices for our common stock as reported on the PORTAL Market of which we are aware (for dates prior to December 19, 2003) and as reported on the NYSE (for dates on or after December 19, 2003) for each quarterly period since June 11, 2003, the date of our private placement offering:

	Common Stock

	High	Low

2004
First Quarter	$15.35	$13.77
Second Quarter	14.35	11.45
Third Quarter	12.88	10.50
Fourth Quarter	12.78	11.30

	Common Stock

	High	Low

2003
Second Quarter (from June 11, 2003)	$15.35	$15.00
Third Quarter	15.60	15.00
Fourth Quarter	15.00	13.00
Holders
      As of February 28, 2005, we had 37,841,280 issued and outstanding shares of common stock that were held by 78 holders of record. The 78 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions and Distribution Policy
      The following table sets forth, for the periods indicated, the cash distributions declared per share of our common stock since June 11, 2003, the date of our private placement:

	Cash
	Distributions
	Declared per
	Share	Declaration Date

2004
First Quarter	$0.42	March 9, 2004
Second Quarter	0.43	June 28, 2004
Third Quarter	0.43	September 28, 2004
Fourth Quarter	0.43	December 21, 2004
2003
Second Quarter (from June 11, 2003)	$—	N/A
Third Quarter	0.50	October 1, 2003
Fourth Quarter	0.45	November 24, 2003
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
      We intend to distribute all or substantially all of our REIT taxable net income (which does not ordinarily equate to net income as calculated in accordance with accounting principles generally accepted in the United States, which are known as GAAP) to our stockholders in each year. We intend to make regular quarterly distributions to our stockholders to be paid out of funds readily available for such distributions. Our distribution policy is subject to revision at the discretion of our board of directors without stockholder approval or notice to you. We have not established a minimum distribution level and our ability to make distributions may be harmed for the reasons described under the caption “Risk Factors.” All distributions will depend on our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland general corporation law, or MGCL, and such other factors as our board of directors deems relevant.
      In order to avoid corporate income and excise tax and to maintain our qualification as a REIT under the Internal Revenue Code, we must make distributions to our stockholders each year in an amount at least equal to:

•	90% of our REIT taxable net income, plus

•	90% of our after tax net income, if any, from foreclosure property, minus

•	the excess of the sum of specified items of our non-cash income items over 5% of REIT taxable net income.
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
      In the future, our board of directors may elect to adopt a dividend reinvestment and stock purchase plan.
Equity Compensation Plan
      Effective June 4, 2003, we adopted a 2003 Stock Incentive Plan and a 2003 Outside Advisors Stock Incentive Plan pursuant to which up to 1,000,000 shares of our common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to employees and officers, individual consultants or advisors who render or have rendered bona fide services, and officers, employees or directors of Seneca as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights.
      The following table illustrates common stock authorized for issuance under the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan as of December 31, 2004:

(c) Number of Securities
Remaining Available for
	(a) Number of		Future Issuance Under
	Securities to Be Issued	(b) Weighted-Average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Incentive plans approved by stockholders	55,000	$14.82	919,878
Incentive plans not approved by stockholders	—	—	—

Total	55,000	$14.82	919,878	(1)

(1)	At December 31, 2004, the maximum number of shares of common stock that may be delivered pursuant to awards granted under both plans is 919,878 shares of our common stock.
     See Note 6 to our financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan.
Recent Sales of Unregistered Securities
      The following table summarizes shares of our restricted common stock issued to Seneca pursuant to the provisions of our management agreement with Seneca in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder:

Date Issued	Period Earned	Number of Shares	Aggregate Value

			(In thousands)
February 4, 2004	Fourth quarter 2003	25,651	$357
April 26, 2004	First quarter 2004	55,849	767
August 10, 2004	Second quarter 2004	97,297	1,086
November 10, 2004	Third quarter 2004	95,092	1,117
      The common stock issued to Seneca was in exchange for services.

Item 6.	Selected Financial Data
      The following selected financial data are derived from our audited financial statements as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003. The selected financial data should be read in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

		For the
	For the	Period from
	Year Ended	April 26, 2003
	Months Ended	through
	December 31,	December 31,
	2004	2003
(dollars in thousands, except share and per share amounts)
Statement of Operations Data:
Interest income	$123,754	$22,654
Interest expense	55,116	9,009
Net interest income	68,638	13,645
Other income	1,070	—
Losses on sale of mortgage-backed securities	—	(7,831)
Expenses	12,596	3,053
Net income	57,112	2,761
Per Common Share Data:
Net income — basic	$1.68	$0.27
Net income — diluted	1.68	0.27
Cash distributions declared(1)	1.71	0.95
Book value (end of period)(2)	10.93	11.38
Common shares outstanding (end of period)	37,113,011	24,814,000
Weighted-average shares outstanding — basic	33,895,967	10,139,280
Weighted-average shares outstanding — diluted	33,947,414	10,139,811
Balance Sheet Data (end of period):
Mortgage-backed securities available-for-sale, at fair value	$186,351	$352,123
Mortgage-backed securities available-for-sale, pledged as
collateral, at fair value	4,641,604	1,809,822
Total mortgage-backed securities available-for-sale, at fair value	4,827,955	2,161,945
Total assets	4,879,828	2,179,340
Repurchase agreements	4,436,456	1,728,973
Total liabilities	4,474,325	1,896,844
Accumulated other comprehensive loss	(61,368)	(26,510)
Total stockholders’ equity	405,503	282,496
Financial Ratios:
Leverage ratio (period end)(3)	10.9	6.1

(1)	Cash distributions declared during the period from April 26, 2003 through December 31, 2003 were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering. Cash distributions of $0.42 per share declared on March 9, 2004 were payable to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our follow-on public offering.

(2)	Book value is calculated as total stockholders’ equity divided by the number of shares issued and outstanding as of December 31, 2004 and 2003.

(3)	Leverage is calculated as total repurchase agreements divided by total stockholders’ equity. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of mortgage-backed securities and repurchase agreement liabilities as of December 31, 2003 were lower than they were once our portfolio was fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 in this Annual Report on Form  10-K. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. The words “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document, our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
      Luminent Mortgage Capital, Inc. is a REIT headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began mid-June 2003, after completing a private placement of our common stock. Our strategy is to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.
      Our business is affected by a variety of economic and industry factors. The most significant risk factors management considers while managing the business that could have a material adverse effect on the financial condition and results of operations are:

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
      Management has established interest rate risk and other policies for managing the portfolio of mortgage-backed securities and the related borrowings outstanding. These policies include, but are not limited to, evaluating the level of risk we assume when purchasing adjustable-rate or hybrid adjustable-rate mortgage-backed securities that are subject to periodic and lifetime interest rate caps, matching the interest rates on our assets and liabilities, acquiring new mortgage-backed securities to replace prepaid securities, purchasing mortgage-backed securities that we believe to have favorable-risk adjusted expected returns relative to the market interest rates at the time of purchase, borrowing between eight and 12 times the amount of our stockholders’ equity, entering into derivative transactions to protect us from rising interest rates on our repurchase agreements and monitoring our qualification as a REIT.
      Refer to the section titled “Risk Factors” for additional discussion regarding these and other risk factors that affect our business. Refer to the section “Interest Rate Risk” of Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.
Critical Accounting Policies
      Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our financial statements included in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:

Classifications of Investment Securities
      Our investments in mortgage-backed securities are classified as available-for-sale securities that are carried on our balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, our earnings could experience substantially greater volatility from period-to-period.

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
      When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income or loss as an immediate reduction of current earnings (as if the loss had been realized in the period of impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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
      At December 31, 2004, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.
      At December 31, 2004, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by the maturity of the swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.
      The futures and interest rate swap contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period subsequent to the swap repricing date through the remaining maturity of the swap. For REIT taxable net income purposes, realized gains and losses on futures and interest rate swap contracts are reclassified into earnings immediately when positions are closed or have expired.
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

Management Incentive Compensation Expense
      The management agreement provides for the payment of incentive compensation to Seneca if our financial performance exceeds certain benchmarks. Incentive compensation is calculated on a cumulative, quarterly basis for GAAP purposes and on a stand-alone quarterly basis with an annual cumulative reconciliation calculation for incentive compensation payment purposes. During each quarter of the fiscal year, we calculate the incentive compensation expense quarterly, on a cumulative basis, making any necessary adjustments for any expensed amounts that were recognized in previous quarters. As a result, if we experience poor quarterly performance in a particular quarter and this performance causes the cumulative incentive compensation expense for the current quarter to be lower than the cumulative incentive compensation for the prior quarter, we will record a negative incentive compensation expense in the current quarter. The incentive compensation is payable one-half in cash and one-half in the form of our restricted common stock.
      For the first, second and third quarters of each fiscal year, incentive compensation payments actually paid to Seneca are calculated based upon the net income and relevant performance thresholds solely for the applicable quarter, and a cumulative calculation is performed at the end of the fiscal year. As a result, during the first three quarters of each fiscal year there may be differences between incentive compensation expense, for GAAP purposes, and the incentive compensation amounts actually paid to Seneca. Any differences between these amounts will be reflected on the balance sheet as a receivable due from or payable due to Seneca. In addition, when each annual cumulative incentive compensation calculation and reconciliation is performed, Seneca may be required to return cash incentive compensation payments earlier received or shares of common stock earlier granted, as applicable, to it as part of its incentive compensation payments for the first three quarters of the fiscal year.
      The cash portion of the incentive compensation is accrued and expensed during the period for which it is calculated and paid. We account for the restricted common stock portion of the incentive compensation in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      This restricted common stock portion of the incentive compensation is granted to Seneca on a quarterly basis pursuant to the terms of the management agreement. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of our common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined quarterly by our board of directors to account for the transfer restrictions during the vesting period. During periods of lower stock prices, we will issue more restricted common stock to Seneca under the management agreement to pay for the same amount of incentive compensation earned in periods that had higher stock prices. Over the vesting period, any additional shares issued would have a dilutive effect on book value and net income per share.
      On the date of each restricted common stock grant to Seneca under the management agreement, the fair market value of the restricted common stock is recorded in the stockholders’ equity section of our balance sheet as common stock and additional paid-in capital. The corresponding portion of any restricted common stock grant that is not expensed is reflected in the stockholders’ equity section of our balance sheet as deferred compensation. Each quarter’s incentive compensation restricted common stock grant to Seneca is divided into three tranches. The first tranche vests over a one-year period and is expensed over a five-quarter period, beginning in the quarter in which it was earned. The second tranche vests over a two-year period and is expensed over a nine-quarter period beginning in the quarter in which it was earned. The third tranche vests over a three-year period and is expensed over a thirteen-quarter period beginning in the quarter in which it was earned. As a result of this vesting schedule for the restricted common stock granted to Seneca, we will incur incentive compensation expense in each of the periods following the grant of the restricted common stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted common stock grant, even in subsequent periods in which Seneca did not earn incentive compensation under the management agreement.
      As the price of our common stock changes in future periods, the fair value of the unvested portions of shares paid to Seneca pursuant to the management agreement will be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted common stock will be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to Seneca in each restricted common stock grant may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted common stock will be higher during periods of increasing stock prices, and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted common stock grant, our stockholders’ equity will increase or decrease based upon the current market price of our stock. As a result, this expense adjustment will have the effect of increasing or decreasing our net worth, the factor used in calculating Seneca’s base management fee, and may increase or decrease the amount of base management fees in future periods.
      Pursuant to the management agreement, it is possible for Seneca to earn incentive compensation each quarter and, as a result, receive a restricted common stock grant each quarter. As Seneca is granted multiple tranches of restricted common stock for incentive compensation, we will experience increasing management fee expense due to the cumulative impact of multiple tranches and vesting schedules of restricted common stock grants, and the mark-to-market impact of the unvested portions of these grants. This increase in management fee expense will be true even in periods where there is little change in our income or stock price.
      We also pay incentive compensation, in the form of cash and restricted common stock, to our chief financial officer, in accordance with the terms of his employment agreement. The incentive compensation is accounted for in the same manner as the incentive compensation earned by Seneca.
Financial Condition
      All of our assets at December 31, 2004 were acquired with the proceeds of our June 2003 private placement of 11,500,000 shares of our common stock, our December 2003 initial public offering of 13,110,000 shares of our common stock, our March 2004 follow-on public offering of 12,000,000 shares of our common stock and use of leverage. We received net proceeds after offering costs of $159.7 million from the private placement offering, which was completed in mid-June 2003, $157.0 million from the initial public offering, which was completed on December 18, 2003 and $157.5 million from the follow-on public offering, which was completed on March 29, 2004.

Mortgage-Backed Securities
      At December 31, 2004, we held $4.8 billion of mortgage-backed securities at fair value, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million. At December 31, 2003, we held $2.2 billion of mortgage-backed securities at fair value, net of unrealized gains of $1.1 million and unrealized losses of $27.4 million. The increase in mortgage-backed securities held is primarily the result of the public offering that was completed on March  29, 2004, as well as security purchases in the first quarter of 2004 made as a result of fully leveraging the proceeds from our initial public offering. As of December 31, 2004 and 2003, substantially all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 101.7% and 102.2% of the face amount, respectively.
      Fair value was below amortized cost for certain of the securities held at December 31, 2004 and 2003. At December 31, 2004 and 2003, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend and have the ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held were other-than-temporarily impaired at December 31, 2004 and 2003.
      The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years, however, the expected maturity is subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at December 31, 2004:

	Average Final
Asset	Maturity	% of Total

Adjustable-Rate Mortgage-Backed Securities	2033	2.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2034	96.3%
Balloon Mortgage-Backed Securities	2008	1.1%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A
      The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at December 31, 2003:

	Average Final
Asset	Maturity	% of Total

Adjustable-Rate Mortgage-Backed Securities	2033	8.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2033	88.9%
Balloon Mortgage-Backed Securities	2008	2.5%
Fixed-Rate Mortgage-Backed Securities	N/A	N/A
      Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
      The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 25% for the three months ended December 31, 2004. The principal payment rate for the three months ended December 31, 2003 was 23%. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate within our portfolio for the second half of 2004 was relatively constant. This rate cannot be considered an indication of future principal prepayment rates because actual changes in interest rates in 2005 will have a direct impact on the principal prepayments within our portfolio.
      At December 31, 2004 and 2003, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.69 years and 1.75 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. At December 31, 2004 and 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 39 months and 43 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years.

Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At December 31, 2004 and 2003, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities with specific annual caps had average annual caps of 2.24% and 2.47%, respectively, and average lifetime caps of 9.99% and 10.03%, respectively.
      The following table summarizes our mortgage-backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon

	(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

      The following table summarizes our mortgage-backed securities at December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon

	(in thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09
Greater than five years	32,789	32,843	3.96

Total	$2,161,945	$2,188,298	4.09%

      The weighted-average lives of the mortgage-backed securities at December 31, 2004 and 2003 in the tables above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant prepayment rates to the balloon or reset date for each security. At December 31, 2004 and 2003, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools with similar characteristics, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.
      The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

Equity Securities
      Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At December 31, 2004 and 2003, we did not hold any equity securities.

Unsettled Securities Purchases
      At December 31, 2004, we had no unsettled security trades. At December 31, 2003, we had unsettled securities purchases of $156.1 million, which subsequently settled in January 2004. Of the $156.1 million of unsettled securities purchases, $59.8 million were related to “to be announced,” or TBA, mortgage-backed securities.

Other Assets
      We had other assets of $33.4 million and $10.2 million at December 31, 2004 and 2003, respectively. Other assets at December 31, 2004 consist primarily of interest receivable of $18.9 million, principal receivable of $13.4 million, prepaid directors’ and officers’ liability insurance of $137 thousand, deferred financing costs of $174 thousand and deferred compensation of $732 thousand. Other assets at December 31, 2003 consist primarily of interest receivable of $7.3 million, principal receivable of $2.3 million, prepaid directors’ and officers’ liability insurance of $220 thousand and deferred compensation of $270 thousand. The increases in interest receivable and principal receivable at December 31, 2004 compared to December 31, 2003 are primarily due to the increase in our portfolio of mortgage-backed securities during the year.

Hedging Instruments
      Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as Seneca determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that Seneca is required to hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.
      At December 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At December 31, 2004, we had short positions on 4,740 Eurodollar futures contracts, which expire in March 2005, June 2005, December 2005 and March 2006 with a notional amount totaling $4.7 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2003, we had short positions on 2,090 Eurodollar futures contracts, which expired in March 2004, June 2004, and September 2004, with a notional amount totaling $2.1 billion. At December 31, 2004 and December 31, 2003, the fair value of the Eurodollar futures contracts was $1.1 million and $157 thousand recorded in liabilities, respectively.
      At December 31, 2004, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At December 31, 2004, the current notional amount of interest rate swap contracts totaled $1.6 billion and the fair value of the interest rate swap contracts was $7.9 million recorded in assets. We had not entered into interest rate swap contracts at December 31, 2003. Counterparties to our interest rate swap contracts are well-known financial institutions and default risk is considered low.

Liabilities
      We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of Seneca or us. These agreements are secured by our mortgage-backed securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2004 and 2003, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2004 and 2003.
      At December 31, 2004, we had outstanding $4.4 billion of repurchase agreements with a weighted-average current borrowing rate of 2.38%, $230.4 million of which matures within 30 days, $1.9 billion of which matures between 31 and 90 days and $2.3 billion of which matures in greater than 90 days. At December 31, 2003, we had outstanding $1.7 billion of repurchase agreements with a weighted-average current borrowing rate of 1.19%, $337.3 million of which matures within 30 days, $281.9 million of which matures between 31 and 90 days and $1.1 billion of which matures in greater than 90 days. The increase in outstanding repurchase agreements is primarily due to the public offering that was completed on March 29, 2004, as well as from fully leveraging the proceeds from our initial public offering. We used the net proceeds of the initial public offering and follow-on equity offering to purchase mortgage-backed securities through leverage. It is our present intention to seek to renew the repurchase agreements outstanding at December 31, 2004 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At December 31, 2004 and 2003, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.6 billion and $1.8 billion, respectively, and had a weighted-average maturity of 133 days and 145 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $205.9 million and $83.2 million at December 31, 2004 and 2003, respectively.
      After consideration of the terms of our Eurodollar futures and interest rate swap contracts, the weighted-average days to rate reset of our total liabilities was 275 days and 255 days at December 31, 2004 and 2003, respectively. The increase in the weighted-average days to rate reset of our total liabilities is primarily attributed to the use of interest rate swap contracts to hedge the impact of changes in interest rates on our liability costs.
      We had $36.8 million and $167.9 million of other liabilities at December 31, 2004 and 2003, respectively. Other liabilities at December 31, 2004 consisted primarily of $16.0 million of cash distribution payable, $17.3 million of accrued interest expense on repurchase agreements and interest rate swap contracts and $3.0 million of management fees payable, incentive compensation payable and other related party liabilities. Other liabilities at December 31, 2003 consisted primarily of $156.1 million of unsettled securities purchases, $5.3 million of cash distribution payable, $3.8 million of accrued interest expense on repurchase agreements, $1.4 million of accounts payable and accrued expenses and $1.1 million of management fee payable, incentive compensation payable and other related party liabilities.
      We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. There were no outstanding borrowings under the margin lending facility at December 31, 2004 and 2003, respectively.

Stockholders’ Equity
      Stockholders’ equity at December 31, 2004 and 2003 was $405.5 million and $282.5 million, respectively, which included $69.3 million and $26.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $7.9 million and ($157) thousand, respectively, of net deferred realized and unrealized gains/ (losses) on cash flow hedges presented as accumulated other comprehensive loss.
      Weighted-average stockholders’ equity and return on average equity for year ended December 31, 2004 were $389.0 million and 14.68%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity.
      Weighted-average stockholders’ equity for the period from June 11, 2003, commencement of operations, through December 31, 2003 was $134.2 million. Weighted-average stockholders’ equity and return on average equity for the period from April 26, 2003 through December 31, 2003 is considered not meaningful as the Company was organized on April 25, 2003 and substantive operations did not begin until mid-June 2003.

Return on average equity was 7.21% for the period from June 11, 2003, commencement of operations, through December 31, 2003.
      Our book value at December 31, 2004 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share(1)
(dollars in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$405,503	$10.93
Addback/ (Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	69,298	1.86
Accumulated other comprehensive income on interest rate swap contracts	(7,748)	(0.21)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$467,053	$12.58

(1)	Based on 37,113,011 shares outstanding at December 31, 2004.
     Our book value at December 31, 2003 was as follows:

	Total
	Stockholders’	Book Value
	Equity	per Share(1)
(dollars in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$282,496	$11.38
Addback
Accumulated other comprehensive loss on mortgage-backed securities	26,353	1.07

Total stockholders’ equity, excluding accumulated other comprehensive loss on mortgage-backed securities (NON-GAAP)	$308,849	$12.45

(1)	Based on 24,814,000 shares outstanding on December 31, 2003.
     Management believes that total stockholders’ equity excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts, is a useful measure to investors because book value unadjusted for temporary changes in fair value more closely represents the cost basis of our invested assets, net of our leverage, which is the basis for our net interest income and our distributions to stockholders under the tax provisions of the Internal Revenue Code governing REIT distributions.
Results of Operations

Year ended December 31, 2004 compared to the period from April 26, 2003 through December 31, 2003
      The results of operations for the current year are not comparable to those in 2003 primarily due to the substantial asset base growth resulting from our initial public offering and follow-on public offering and full year of operations in 2004.
      For the year ended December 31, 2004, net income was $57.1 million, or $1.68 per weighted-average share outstanding (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $123.8 million, and was primarily earned from investments in mortgage-backed securities. Interest expense for the year ended December 31, 2004 was $55.1 million and was primarily due to costs on short-term borrowings.
      For the period from April 26, 2003 through December 31, 2003, net income was $2.8 million or $0.27 per weighted-average share (basic and diluted). For the same period, interest income, net of premium amortization, was approximately $22.6 million, and was primarily earned from investments in mortgage-

backed securities. Interest expense on short-term borrowings was $9.0 million. Because of the timing of our initial investment of portfolio assets (investment activities began on June 11, 2003) as well as the timing of our initial public offering (proceeds were received on December 24, 2003), interest income and interest expense for the period from April 26, 2003 through December 31, 2003 was substantially lower than the full year of operations in 2004, both in an absolute sense and also relative to the average net invested assets for the period. In addition, prepayment activity declined in 2004 due to the changing interest rate environment and resulted in decreased premium amortization and increased yield on average earning assets.
      For the year ended December 31, 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.28%, and the cost of funds on our repurchase agreement liabilities was 1.57%, resulting in a net interest spread of 1.71%. For the year ended at December 31, 2003, substantive operations began in mid-June, 2003, after completing a private placement of our common stock. For the period June 16, 2003 (date of the first security purchase settlement) through December 31, 2003, the weighted-average yield on average earning assets, net of amortization of premium, was 2.77%. For the period June  23, 2003 (date of the first security purchase financed through leverage) through December 31, 2003, the cost of funds on our repurchase agreement liabilities was 1.14%. The resulting net interest spread was 1.63%. Cost of funds is defined as total interest expense divided by weighted-average repurchase agreement liabilities. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Interest expense for the year ended December 31, 2004 and the period from June 23, 2003 through December 31, 2003 was calculated as follows:

			For the Period
		Percentage	from	Percentage
	For the Year	of Average	June 23, 2003	of Average
	Ended	Repurchase	through	Repurchase
	December 31,	Agreement	December 31,	Agreement
	2004	Liabilities	2003	Liabilities

	(in thousands)		(in thousands)
Interest expense on repurchase agreement liabilities	$56,309	1.60%	$8,999	1.14%
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	(2,268)	(0.06)	—	—
Amortization of net realized gains on futures	(2,803)	(0.08)	—	—
Net interest expense on interest rate swap contracts	3,720	0.11	—	—
Other	158	nm	10	nm

Total interest expense	$55,116	1.57%	$9,009	1.14%

nm = not meaningful
     The net hedge ineffectiveness gains recognized in interest expense during the year ended December 31, 2004 are primarily due to an adjustment to the construction of the hypothetical derivative during the three months ended June 30, 2004 in accordance with our SFAS No. 133 accounting policy, which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to conform more closely with common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains of $2.0 million in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this recognition was that a portion of the liabilities we had hedged in anticipation of rising interest rates were recognized as gains or offsets to our interest expense in the second quarter of 2004. The remaining net ineffectiveness gains at December 31, 2004 relate to our cash flow hedges. At December 31, 2004, the maximum length of time over which we were hedging our exposure was 15 months compared to 9 months at December 31, 2003. No net hedge ineffectiveness gains or losses were recognized in 2003.

      Average repurchase agreement liabilities during the year ended December 31, 2004 and the period from June 23, 2003 through December 31, 2003 were $3.5 billion and $1.6 billion, respectively.
      Other income of $1.1 million for the year ended December 31, 2004 represents a one-time gain on the termination of certain repurchase agreements that was initiated by our counterparty, Federal Home Loan Mortgage Corporation. We had no other income for the period from April 26, 2003 through December 31, 2003.
      Net losses on sales of mortgage-backed securities of $7.8 million are included in net income for the period from April 26, 2003 through December 31, 2003. Between June 30, 2003 and mid-August 2003, the U.S. bond markets experienced dramatic price and yield volatility. Increasing interest rates caused the overall market value of our portfolio to decrease and our leverage (defined as our total debt divided by stockholders’ equity) to increase beyond management’s desired range. To reduce leverage, we sold securities in mid-August 2003 totaling $130.7 million and realized a loss of $2.3 million. In an attempt to protect our portfolio from further increases in interest rates, we sold short $200 million of TBA mortgage securities. Interest rates subsequently declined, and we closed out this short position in the month of September 2003 for a total realized loss of $5.7 million. During the third quarter of 2003, we also simultaneously sold and purchased securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million. We did not sell any mortgage-backed securities during the period from April 26, 2003 through June 30, 2003 or during the quarter ended December 31, 2003, therefore, there were no gains or losses on sales of securities for these periods. In addition, we did not sell any mortgage-backed securities during the year ended December 31, 2004. Although we generally intend to hold our investment securities to maturity, Seneca may determine at some time before they mature that it is in our interest to sell them and purchase securities with other characteristics. In that event, our earnings will be affected by realized gains or losses.
      Operating expenses for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 were $12.6 million and $3.1 million, respectively, for an increase of $9.5 million. The increase in operating expenses in 2004 is primarily due to a full year of operations versus a partial year in 2003. Operating expenses in 2003 were high in proportion to gross interest income and expense and to net interest income as compared to the same proportions for the full year of operations in 2004 primarily due to start-up costs.
      Base management fees to Seneca under the management agreement, which were $4.1 million and $0.9 million for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively, are based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.
      Incentive compensation expense to related parties for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 was $4.9 million and $1.0 million, respectively. Incentive compensation is earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the management agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period.
      For the year ended December 31, 2004, total incentive compensation earned by Seneca was $6.7 million, one-half payable in cash and one-half payable in the form of a restricted common stock award. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $509 thousand. In accordance with the terms of his employment agreement, our chief financial officer earned incentive compensation for the year ended December 31, 2004 of $334 thousand. This incentive compensation is also payable one-half in cash and one-half in the form of a restricted common stock award under our 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to

Seneca. The cash portion of the incentive compensation of $167 thousand for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $25 thousand. The remaining incentive compensation expense of $871 thousand for the year ended December 31, 2004 relates primarily to restricted common stock awards vested during the period.
      For the period from April 26, 2003 through December 31, 2003, total incentive compensation earned by Seneca was $1.2 million, of which $613 thousand was waived by Seneca for the quarter ended September 30, 2003. The remaining incentive compensation of $606 thousand was one-half payable in cash and one-half payable in the form of restricted common stock. The cash portion of the incentive compensation of $303 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $46 thousand. In accordance with the terms of his employment agreement, our chief financial officer earned incentive compensation for the quarter ended December 31, 2003 of $30 thousand. This incentive compensation is also payable one-half in cash and one-half in the form of a restricted common stock award under our 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to Seneca. The cash portion of the incentive compensation of $15 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $3 thousand.
      For the period from April 26, 2003 through June 30, 2003, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $298 thousand and was less than the “threshold return” net income of $426 thousand and, therefore, no incentive compensation was earned by Seneca or paid by the Company for that period. The Company also did not pay incentive compensation to Seneca for the three months ended September 30, 2003. Although the Company reported a net loss for the three months ended September 30, 2003 of $2.8 million, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $6.0 million and was greater than the “threshold return” taxable income of $2.9 million and, therefore, an incentive compensation of $613 thousand was earned by Seneca. Although Seneca was entitled to receive incentive compensation under the management agreement for the three months ended September 30, 2003, because of the net loss reported by the Company for the period, Seneca voluntarily waived, on a one-time basis, its right to incentive compensation for the period. Since Seneca waived its right to its incentive compensation for the three months ended September 30, 2003, the waived incentive compensation has been accounted for as a capital contribution as of September 30, 2003. The incentive compensation of $613 thousand was expensed in the three months ended September 30, 2003.
      Salaries and benefits expense for the year ended December 31, 2004 and for the period from April 26, 2003 through December 31, 2003 was $593 thousand and $99 thousand, respectively. The increase is primarily due to salaries and benefits paid for a full year in 2004 as well as performance bonuses paid in 2004.
      Professional services expense for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 of $1.3 million and $0.5 million, respectively, includes legal, accounting and other professional services provided to us.
      Insurance expense for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 of $631 thousand and $291 thousand, respectively, consisting primarily of premium for directors’ and officers’ insurance. Custody expense of $383 thousand and $115 thousand for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively, is related to the services provided by our primary custodian. These expenses may vary based on levels of activity within the portfolio. Other general and administrative expenses of $411 thousand and $73 thousand for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively. The increase in other general and administrative expenses is primarily due to printing costs incurred in the first and second quarters of 2004 related to the filing of our resale shelf registration statement, our annual report and proxy and NYSE listing fees.

      REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income income for the year ended December 31, 2004 and for the period from April 26, 2003 through December 31, 2003:

		For the Period
	For the Year	from April 26,
	Ended	2003 through
	December 31,	December 31,
	2004	2003

	(in thousands)
GAAP net income	$57,112	$2,761
Adjustments to GAAP net income:
Addback of organizational costs expensed during the period	—	163
Amortization of organizational costs	(33)	(19)
Addback unvested stock compensation expense for unvested options	5	3
Addback unvested stock compensation expense for unvested restricted common stock	1,494	48
Subtract net hedge ineffectiveness losses on futures and interest rate swap contracts	(308)	—
Addback net realized gains on futures contracts	1,410	—
Subtract dividend equivalent rights on restricted common stock	(258)	—
Addback of net capital losses in the period	—	7,831
Addback waived incentive compensation for the quarter ended September 30, 2003	—	613

Net adjustments to GAAP net income	2,310	8,640

REIT taxable net income	$59,422	$11,400

      Undistributed REIT taxable net income for the year ended December 31, 2004 and for the period from April 26, 2003 through December 31, 2003 was as follows:

		For the Period
	For the Year	from April 26,
	Ended	2003 through
	December 31,	December 31,
	2004	2003
(in thousands, except per share data)
Undistributed REIT taxable net income, beginning of period	$281	$—
REIT taxable net income earned during period	59,422	11,400
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(57,912)	(11,119)

Undistributed REIT taxable net income, end of period	$1,791	$281

Cash distributions per share declared during period	$1.71	$0.95

Percentage of REIT taxable net income distributed	97.5%	97.5%

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

Contractual Obligations and Commitments
      As of December 31, 2004 and 2003, our day-to-day operations were externally managed pursuant to a management agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 7 to the financial statements included in Item 8 of this Annual Report on Form 10-K for significant terms of the management agreement.
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
Liquidity and Capital Resources
      Our primary source of funds as of December 31, 2004 consisted of repurchase agreements totaling $4.4 billion with a weighted-average current borrowing rate of 2.38%, which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2004 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on December 31, 2004. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio at December 31, 2004 was 10.9. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the interest rate adjustment periods and the selection of indices on our mortgage-related assets in order to manage our liquidity and interest rate-related risks. We may also choose to engage in various hedging activities designed to match more closely the terms of our assets and liabilities.
      We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand of the custodian. At December 31, 2004, there were no outstanding borrowings under the margin lending facility.
      For liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.
      On April 26, 2004, we paid a cash distribution of $0.42 per share to our stockholders of record on March 19, 2004. The distribution was paid to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our March 29, 2004 public offering. On August 17, 2004, we paid a cash distribution of $0.43 per share to our stockholders of record on July 8, 2004. On November 17, 2004 we paid a cash distribution of $0.43 per share to our stockholders of record on October 8, 2004. On December  21, 2004 we declared a cash distribution of $0.43 per share to our stockholders of record on December 31, 2004. We paid the distribution on January 31, 2005.
      The distributions are taxable dividends and are not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $1.8 million of our REIT taxable net income for the year ended December 31, 2004. We intend to declare a spillback distribution in this amount during 2005. We did not distribute $281 thousand of our REIT taxable net income for the period from April 26, 2003 through

December 31, 2003. During 2004, a spillback distribution in this amount was approved by our board of directors.
      We believe that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in prepayment rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income. During the year ended December 31, 2004, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements.
      In March 2004, we completed an offering of 12,000,000 shares of common stock, and received aggregate net proceeds of approximately $157.5 million. We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds therefrom. All debt securities, other borrowings, and classes of preferred stock will be senior to the common stock in a liquidation of our company.
      In February 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to the shelf registration statement on Form S-3 filed on January 3, 2005. See Note 14 to our financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.
Inflation
      Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our board of directors primarily based on our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.
Risk Factors
Risks Related to Our Business

Interest rate mismatches between our mortgage-backed securities and the borrowings used to fund our purchases of mortgage-backed securities might reduce our net income or result in losses during periods of changing interest rates.
      We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying these adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have funded our acquisitions, and expect to fund our future acquisitions, of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of our adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On December 31, 2004, 98.9% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 38 months, while our borrowings had a weighted-average term to next rate adjustment of approximately 101 days. After consideration of the duration on our Eurodollar futures and interest rate swap contracts, our weighted-average maturity of our total liabilities was 275 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.
      Accordingly, in a period of rising interest rates, we could experience a decrease in, or elimination of, our net income or a net loss because the interest rates on our borrowings could increase faster than the interest rates on our adjustable-rate mortgage-backed securities. Conversely, in a period of declining interest rates, we could experience a decrease in, or elimination of, our net income or a net loss because our amortization of premiums could increase.

Increased levels of prepayments on the mortgages underlying our mortgage-backed securities might decrease our net interest income or result in a net loss.
      The mortgage-backed securities that we acquire generally represent interests in pools of mortgage loans. The principal and interest payments we receive from our mortgage-backed securities are generally funded by the payments that mortgage borrowers make on those underlying mortgage loans. When borrowers prepay their mortgage loans sooner than expected, corresponding prepayments on the mortgage-backed securities occur sooner than expected by the marketplace. Sooner-than-expected prepayments could harm our results of operations in the following ways, among others:

•	We seek to purchase mortgage-backed securities that we believe to have favorable risk-adjusted expected returns relative to market interest rates at the time of purchase. If the coupon interest rate for a mortgage-backed security is higher than the market interest rate at the time it is purchased, then that mortgage-backed security will be acquired at a premium to its par value.

•	In accordance with applicable accounting rules, we are required to amortize any premiums or accrete discounts related to our mortgage-backed securities over their expected terms. The amortization of a premium reduces interest income, while the accretion of a discount increases interest income. The expected terms for mortgage-backed securities are a function of the prepayment rates for the mortgages underlying the mortgage-backed securities. Mortgage-backed securities that are at a premium to their par value are more likely to experience prepayment of some or all of their principal through refinancings. If the mortgages underlying our mortgage-backed securities purchased at a premium are prepaid in whole or in part more quickly than their respective maturity dates, then we must also amortize their respective premiums more quickly, which would decrease our net interest income and harm our profitability.

•	A substantial portion of our adjustable-rate mortgage-backed securities may bear interest at rates that are lower than their “fully-indexed rates,” which refers to their applicable index rates plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, results of operations and cash flow may suffer and we could incur losses.
      Prepayment rates generally increase when interest rates decline and decrease when interest rates rise; however, changes in prepayment rates may lag behind changes in interest rates and are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate us from prepayment or other such risks.

We depend on short-term borrowings to purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets, which will harm our results of operations.
      We depend on short-term borrowings to fund acquisitions of mortgage-related assets and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. We depend on a few lenders to provide the primary credit facilities for our purchases of mortgage-related assets. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions, which would harm our results of operations and may result in losses.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.
      We generally seek to borrow between eight and 12 times the amount of our equity, although at times our borrowings may be above or below this amount. We incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage-backed securities. Our total indebtedness, however, is not expressly limited by our policies and depends on our and our prospective lender’s estimate of the stability of our portfolio’s cash flow. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

•	A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of our mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of our mortgage-backed securities, we would experience losses.

•	A default under a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset, including any cross-collateralized mortgage-backed securities. This circumstance would result in a loss to us to the extent that the value of our mortgage-related asset upon liquidation is less than the amount we borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay our debts or further collateralize them, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and our distributions to our stockholders.

•	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

We may incur increased borrowing costs related to repurchase agreements that would harm our results of operations.
      Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation, the following:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-backed securities.
      Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations will be harmed and we may have losses.

We have only been in business since June 2003 and our implementation of our operating policies and strategies may not continue to be successful.
      We began operations in June 2003, and therefore have a limited operating history. Our results of operations depend on many factors, including the availability of opportunities to acquire mortgage-related assets, the level and volatility of interest rates, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in fully leveraging and investing the net proceeds of our public offerings may cause our performance to be weaker than other fully leveraged and invested mortgage REITs pursuing comparable investment strategies. Furthermore, we face the risk that our implementation of our operating policies and strategies may not continue to be successful.

Our board of directors may change our operating policies and strategies without stockholder approval or prior notice and such changes could harm our business and results of operations and the value of our stock.
      Our board of directors has the authority to modify or waive our current operating policies and our strategies, including our election to operate as a REIT, without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse.

We depend on our key personnel, and the loss of any of our key personnel could severely and detrimentally affect our operations.
      We depend on the diligence, experience and skill of our officers and the Seneca personnel who provide management services to us for the selection, acquisition, structuring, monitoring and sale of our mortgage-related assets and the borrowings used to acquire these assets. Our key officers include Gail P. Seneca, Albert J. Gutierrez, Christopher J. Zyda and Andrew S. Chow. We have not entered into employment agreements with our key officers other than Mr. Zyda, who is our Senior Vice President and Chief Financial Officer. With the exception of Mr. Zyda, none of our senior officers, including Ms. Seneca and Messrs. Gutierrez and Chow, devote all of their business time to our business and are free to engage in competitive activities in our industry. In addition, our management agreement with Seneca pursuant to which Ms. Seneca and Messrs. Gutierrez and Chow provide management services to us is terminable by Seneca at any time upon 60 days’ notice. The loss of our key officers or the termination of our management agreement with Seneca could harm our business, financial condition, cash flow and results of operations.

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

Interest rate caps related to our mortgage-backed securities may reduce our net income or cause us to suffer a loss during periods of rising interest rates.
      The mortgages underlying our mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At December 31, 2004, 98.9% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, of which 77.4% were subject to interest rate caps. As of that same date, the percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 17.8% and 82.2%, respectively.
      Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board, or LIBOR. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio at December 31, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 37.5% and 62.5%, respectively.
      Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the increases in the yields on our mortgage-backed securities. This problem is magnified for mortgage-backed securities that are not fully indexed. Further, some of the mortgages underlying our mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on our mortgage-backed securities than we need to pay interest on our related borrowings. These factors could reduce our net interest income or cause us to suffer a net loss.

We might experience reduced net interest income or a loss from holding fixed-rate investments during periods of rising interest rates.
      A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. At December 31, 2004, 96.3% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, at December 31, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases, while the income we earn from these assets remains substantially fixed. The reduction or elimination of the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them would reduce our net interest income and could cause us to suffer a loss.

We might not be able to use derivatives to mitigate our interest rate and prepayment risks.
      Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions in an effort to reduce our interest rate and prepayment risks. These transactions might mitigate our interest rate and prepayment risks, but cannot eliminate these risks. Moreover, the use of derivative transactions could have a negative impact on our net income and our status as a REIT and, therefore, our use of such derivatives could be limited.

We may enter into ineffective derivative transactions or other hedging activities that may reduce our net interest rate spread or cause us to suffer losses.
      Our policies permit us, but we are not required, to enter into derivative transactions such as interest rate swaps, caps and floors and other derivative transactions to help us seek to reduce our interest rate and prepayment risks. The effectiveness of any derivative transaction will depend significantly upon whether we correctly quantify the interest rate or prepayment risks being hedged, our execution of and ongoing monitoring of our hedging activities and the treatment of such hedging activities under generally accepted accounting principles in the United States, or GAAP.
      In the case of these hedges, and any other efforts to mitigate the effects of interest rate changes on our liability costs, if we enter into hedging instruments that have higher interest rates embedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that we hedged are actually lower, then we will have locked in higher interest rates for our liabilities than would be available in the spot market at the time, which could result in a narrowing of our net interest rate spread or result in losses. In some situations, we may sell assets or hedging instruments at a loss in order to maintain adequate liquidity.
      In addition, we apply Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and record derivatives at fair value. If the derivatives meet the criteria to be accounted for as hedging transactions, the effects of the transactions could be materially different as to timing than if they do not qualify as hedges, which may cause a narrowing of our net interest rate spread or result in losses.

An increase in interest rates might adversely affect our book value.
      We use changes in 10-year U.S. Treasury yields as a reference indicator for changes in interest rates because it is a common market benchmark. Increases in the general level of interest rates can cause the fair market value of our assets to decline, particularly those mortgage-backed securities whose underlying mortgages have fixed-rate components. Our fixed-rate mortgage-backed securities and our hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of the mortgages underlying such securities) will generally be more negatively affected by such increases than our adjustable-rate mortgage-backed securities. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage-backed securities by the amount of any decrease in the fair value of our mortgage-backed securities compared to their respective amortized costs. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify such mortgage-backed securities under GAAP. In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

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
      Possible market developments, including a sharp or prolonged rise in interest rates, an increase in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-backed securities in which our portfolio is concentrated, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at disadvantageous prices, thereby harming our operating results. If we sell our mortgage-backed securities at prices lower than their carrying value, we would experience losses.

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
      Our investment guidelines provide that at least 90% of our assets must be invested in mortgage-backed securities that are either agency-backed or are rated at least investment grade by at least one nationally recognized statistical rating agency. While highly-rated mortgage-backed securities are generally subject to a lower risk of default than lower credit quality mortgage-backed securities and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that such mortgage-backed securities will not be subject to credit losses. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest risks, prepayment risks, extension risks or other risks associated with such mortgage-backed securities. As a result, while we attempt to mitigate our exposure to credit risk on a relative basis by focusing on highly-rated mortgage-backed securities, we cannot eliminate such credit risks and remain subject to other risks to our investment portfolio and may suffer losses, which may harm the market price of our common stock.

Our investment guidelines permit us to invest up to 10% of our assets in unrated mortgage-related assets and mortgage-backed securities rated below investment-grade, which carry a greater likelihood of default or rating downgrade than investments in investment-grade mortgage-backed securities and may cause us to suffer losses.
      Our investment guidelines allow us to invest up to 10% of our assets in lower credit quality mortgage-related assets, including mortgage-backed securities that are not rated at least investment grade by at least one nationally-recognized statistical rating organization, and other investments such as leveraged mortgage derivative securities, shares of other REITs, mortgage loans or other mortgage-related investments. If we acquire non-investment-grade mortgage-backed securities, which may include residual mortgage-backed securities, we are more likely to incur losses because the mortgages underlying those securities are made to borrowers possessing lower-quality credit. While all mortgage-backed securities are subject to a risk of default, that risk is greater with non-investment grade mortgage-backed securities. In addition, the rating agencies are more likely to downgrade the credit quality of those securities, which would reduce the value of those securities.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.
      Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by any of our lenders or us.

Defaults on the mortgage loans underlying our mortgage-backed securities may reduce the value of our investment portfolio and may harm our results of operations.
      We bear the risk of any losses resulting from any defaults on the mortgage loans underlying the mortgage-backed securities in our investment portfolio. Many of the mortgage-backed securities that we acquire have one or more forms of credit enhancement provided by third parties, such as insurance against risk of loss due to default on the underlying mortgage loans or bankruptcy, fraud and special hazard losses. To the extent that third parties have agreed to insure against these types of losses, the value of such insurance will depend in part on the creditworthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount, and we would bear losses in excess of these limitations.
      Other mortgage-backed securities that we purchase are subject to limited guarantees of the payment of limited amounts of principal and interest on mortgage loans underlying such mortgage-backed securities, either by federal government agencies, including Ginnie Mae, by federally-chartered corporations, including Fannie Mae and Freddie Mac, or by other corporate guarantors. While Ginnie Mae’s obligations are backed by the full faith and credit of the United States, the obligations of Fannie Mae and Freddie Mac and other corporate guarantors are solely their own. As a result, a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors could increase our exposure to future delinquencies, defaults or credit losses on our holdings of Fannie Mae or Freddie Mac-backed mortgage-backed securities or other corporate-backed mortgage-backed securities, and could harm our results of operations. In addition, while Freddie Mac guarantees the eventual payment of principal, it does not guarantee the timely payment thereof, and our results of operations may be harmed if borrowers are late or delinquent in their payments on mortgages underlying Freddie Mac-backed mortgage-backed securities. Moreover, Fannie Mae, Freddie Mac, Ginnie Mae and other corporate guarantees relate only to payments of limited amounts of principal and interest on the mortgages underlying such agency-backed or corporate-backed securities, and do not guarantee the market value of such mortgage-backed securities or the yields on such mortgage-backed securities. As a result, we remain subject to interest rate risks, prepayment risks, extension risks and other risks associated with our investment in such mortgage-backed securities and may experience losses in our investment portfolio.

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
      Under our asset acquisition policy, we are permitted to invest up to a maximum of 10% of our total assets in assets other than agency-backed securities, or rated as at least investment grade by a nationally recognized statistical rating agency. Mortgage loans that fall outside of this category of investments under our investment guidelines are subject to the 10% limitation. If we elect to purchase mortgage loans, we may require that each of the mortgage loans that we purchase include comprehensive insurance covering the underlying real property, including liability, fire and extended coverage. Certain types of losses, however, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the underlying real property, which might impair our security and decrease the value of our assets.

Distressed mortgage loans have a higher risk of future default.
      If we elect to purchase mortgage loans, we may purchase distressed mortgage loans as well as mortgage loans that have had a history of delinquencies. These distressed mortgage loans may be in default or may have a greater than normal risk of future defaults and delinquencies, compared to a pool of newly-originated, high quality loans of comparable type, size and geographic concentration. Returns on an investment of this type depend on accurate pricing of such investment, the borrower’s ability to make required payments or, in the event of default, the ability of the loan’s servicer to foreclose and liquidate the mortgage loan. We cannot assure you that the servicer will be able to liquidate a defaulted mortgage loan in a cost-effective manner, at an advantageous price or in a timely manner.

Subordinated loans on real estate are subject to higher risks.
      If we elect to purchase mortgage loans, we may acquire loans secured by commercial properties, including loans that are subordinated to first liens on the underlying commercial real estate. Subordinated mortgage loans are subject to greater risks of loss than first lien mortgage loans. An overall decline in the real estate market could reduce the value of the real property securing such loans such that the aggregate outstanding balance of the second-lien loan and the outstanding balance of the more senior loan on the real property exceed the value of the real property.
Risks Related to Seneca

We pay Seneca incentive compensation based on our portfolio’s performance. This arrangement may lead Seneca to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.
      In addition to its base management fee, Seneca earns incentive compensation for each fiscal quarter equal to a specified percentage of the amount by which our taxable income, before deducting incentive compensation, exceeds a return on equity based on the 10-year U.S. Treasury rate plus 2%. The percentage for this calculation is the weighted-average of the following percentages based on our average net invested assets for the fiscal quarter:

•	20% for the first $400 million of our average net invested assets; and

•	10% of our average net invested assets in excess of $400 million.
      Pursuant to the formula for calculating Seneca’s incentive compensation, Seneca shares in our profits but not in our losses. Consequently, as Seneca evaluates different mortgage-backed securities and other investments for our account, there is a risk that Seneca will cause us to assume more risk than is prudent in an attempt to increase its incentive compensation. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if Seneca focuses exclusively or disproportionately on maximizing its incentive income from us.

We may be obligated to pay Seneca incentive compensation even if we incur a loss.
      Pursuant to the management agreement, Seneca is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. In addition, the management agreement further provides that our taxable income for incentive compensation purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in us incurring net loss for that quarter. Thus, we may be required to pay Seneca incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Because Seneca is entitled to a significant fee if we terminate the management agreement, economic considerations might preclude us from terminating the management agreement in the event that Seneca fails to meet our expectations.
      From time to time, we will assess whether we should be internally managed. In May 2004, our board of directors formed a committee of independent directors to assess the advisability of internalization and this assessment is currently ongoing. If we terminate the management agreement without cause or because we decide to manage our company internally or if Seneca terminates the management in the event of a change of control, then we will have to pay a significant fee to Seneca. The amount of the fee depends on whether:

•	we terminate the management agreement without cause in connection with a decision to manage our portfolio internally, in which case we will be obligated to pay to Seneca a fee equal to the highest amount of management fee incurred in a particular year during the then three most recent years; or

•	our decision to terminate the management agreement without cause is for a reason other than our decision to manage our portfolio internally, in which case we will be obligated to pay Seneca an amount equal to two times the highest amount of management fee incurred in a particular year during the then three most recent years.
      In each of the above cases, Seneca will also receive accelerated vesting of the stock component of its incentive compensation. The actual amount of such fee cannot be known at this time because it is based in part on the performance of our portfolio of mortgage-backed securities. Paying this fee would reduce significantly the cash available for distribution to our stockholders and might cause us to suffer a net operating loss. Consequently, terminating the management agreement might not be advisable even if we determine that it would be more efficient to operate with an internal management structure or if we are otherwise dissatisfied with Seneca’s performance.

Seneca’s liability is limited under the management agreement, and we have agreed to indemnify Seneca against certain liabilities.
      Seneca has not assumed any responsibility to us other than to render the services described in the management agreement, and is not responsible for any action of our board of directors in declining to follow Seneca’s advice or recommendations. Seneca and its directors, officers and employees will not be liable to us for acts performed by its officers, directors or employees in accordance with and pursuant to the management agreement, except for acts constituting gross negligence, recklessness, willful misconduct or active fraud in connection with their duties under the management agreement. We have agreed to indemnify Seneca and its directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of Seneca not constituting gross negligence, recklessness, willful misconduct or active fraud.

Seneca might allocate mortgage-related opportunities to other entities, and thus might divert attractive investment opportunities away from us.
      Our operations and assets are managed by specified individuals at Seneca. Seneca and those individuals, including some of our officers, manage mortgage and other portfolios for parties unrelated to us. These multiple responsibilities might create conflicts of interest for Seneca and these individuals if they are presented with opportunities that might benefit us and Seneca’s other clients. Seneca and these individuals must allocate investments among our portfolio and their other clients by determining the entity or account for which the investment is most suitable. In making this determination, Seneca and these individuals consider the investment strategy and guidelines of each entity or account with respect to the acquisition of assets, leverage, liquidity and other factors that Seneca and these individuals determine to be appropriate. However, Seneca and those working on its behalf have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest might result in decisions or allocations of investments that are not in our or our stockholders’ best interests.

Seneca may render services to other mortgage investors, which could reduce the amount of time and effort that Seneca devotes to us.
      Our management agreement with Seneca does not restrict the right of Seneca or any persons working on its behalf to carry on their respective businesses, including the rendering of advice to others regarding the purchase of mortgage-backed securities that would meet our investment criteria. In addition, the management agreement does not specify a minimum time period that Seneca and its personnel must devote to managing our investments. The ability of Seneca to engage in these other business activities, and specifically to manage mortgage-related assets for third parties, could reduce the time and effort it spends managing our portfolio to the detriment of our investment returns.

Seneca has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders’ best interests.
      In addition to managing us and having two of its officers as members of our board, Seneca provides advice on our operating policies and strategies. Seneca may also cause us to engage in future transactions with Seneca and its affiliates, subject to the approval of, or guidelines approved by, the independent members of our board of directors. Our directors, however, rely primarily on information supplied by Seneca in reaching their determinations. Accordingly, Seneca has significant influence over our affairs, and may cause us to engage in transactions that are not in our or our stockholders’ best interests.

Seneca has limited experience managing a REIT and we cannot assure you that Seneca’s past experience will be sufficient to manage our business as a REIT successfully.
      Seneca has limited experience managing a REIT, and limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could cause us to lose our qualification as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

During periods of declining market prices for our common stock, we may be required to issue greater numbers of shares to Seneca for the same amount of incentive compensation arising under the management agreement, which will have a dilutive effect on our stockholders that may harm the market price of our common stock.
      Pursuant to the terms of the management agreement, the incentive compensation payable to Seneca for each fiscal quarter is paid one-half in cash and one-half in restricted shares of our common stock. The number of shares to be issued to Seneca is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of our common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by our board of directors on a quarterly basis. During periods of declining market prices of our common stock, we may be required to issue more shares to Seneca for the same amount of incentive compensation. Although these shares are subject to restrictions on transfer that lapse ratably over a three-year period, the issuance of these shares will have a dilutive effect on our stockholders that may harm the market price of our common stock.

Investors may not be able to estimate with certainty the aggregate fees and expense reimbursements that will be paid to Seneca under the management agreement and the cost-sharing agreement due to the time and manner in which Seneca’s incentive compensation and expense reimbursements are determined.
      Seneca may be entitled to substantial fees pursuant to the management agreement. Seneca’s base management fee is calculated as a percentage of our average net worth. Seneca’s incentive compensation is calculated as a tiered percentage of our taxable income, before deducting certain items, in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. Since future payments of base management fees, incentive compensation and expense reimbursements are determined at future dates based upon our then-applicable average net worth, results of operations and actual expenses incurred by Seneca, such fees and expense reimbursements cannot be estimated with mathematical certainty. Any base management fees, incentive compensation or expense reimbursements payable to Seneca may be materially greater or less than the historical amounts and we can provide no assurance at this time as to the amount of any such base management fee, incentive compensation or expense reimbursements that may be payable to Seneca in the future.
Legal and Tax Risks

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
      Qualification as a REIT involves the application of highly technical and complex U.S. federal income tax code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, it is not certain we will be able to remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service (the “IRS”), might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT in a particular tax year. If we fail to qualify as a REIT in any tax year, then:

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
      The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques, which could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure were due to reasonable cause, we might have to pay a penalty tax equal to the amount of our income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

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
      In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we could lose our REIT status unless we are able to avail ourselves of certain relief provisions. Under certain relief provisions, we would be subject to penalty taxes.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.
      We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this annual report on Form 10-K.
      The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act.
      In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act, we might be precluded from acquiring mortgage-backed securities if their yield is higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate our net income.

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
      Changes in the laws or regulations governing Seneca may impair Seneca’s ability to perform services in accordance with the management agreement. Our business may be harmed by changes to the laws and regulations affecting our manager, Seneca, or us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, Seneca and our stockholders, potentially with retroactive effect.
      Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% federal income tax rate, with certain exceptions discussed under “United States Federal Income Tax Considerations — Taxation of Taxable United States Stockholders” and “— Distributions Generally.” Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs.

We may incur excess inclusion income that would increase the tax liability of our stockholders.
      In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to our stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.
      Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among our stockholders. Furthermore, some types of tax-exempt entities, including voluntary employee benefit associations and entities that have borrowed funds to acquire our common stock, may be required to treat a portion of or all of the distributions they may receive from us as unrelated business taxable income. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.
Risks Related to Investing in Our Securities

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.
      Our policy is to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be harmed by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.

Our declared cash distributions may force us to liquidate mortgage-backed securities or borrow additional funds.
      From time to time, our board of directors will declare cash distributions. These distribution declarations are irrevocable. If we do not have sufficient cash to fund distributions, we will need to liquidate mortgage-backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our margin lending facility to pay the distribution. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses. Additionally, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.

Future offerings of debt securities by us, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.
      In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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
      The market price of our common stock may be volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	the termination of or resignation by Seneca as our manager;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Issuance of large amounts of our stock could cause our price to decline.
      We may issue additional shares of common stock or shares of preferred stock that are convertible into common stock. If we were to issue a significant number of shares of our common stock or convertible preferred stock in a short period of time, our outstanding shares of common stock could be diluted and the market price of our common stock could decrease.

Restrictions on ownership of a controlling percentage of our capital stock might limit your opportunity to receive a premium on our stock.
      For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. The constructive ownership rules in our charter are complex and may cause our outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of our outstanding stock, and thus be subject to the ownership limit in our charter. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of our board of directors is void, and will result in the shares being transferred by operation of law to a charitable trust. These provisions might inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our stockholders.

Broad market fluctuations could harm the market price of our common stock.
      The stock market has experienced price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could harm the market price of our common stock.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control of our company.
      Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

•	Classified Board of Directors. Our board of directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our board of directors.

•	Removal of Directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Number of Directors, Board Vacancies, Term of Office. We have elected to be subject to certain provisions of Maryland law that vest in our board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or our charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

•	Limitation on Stockholder-Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast by our stockholders at such meeting.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive Authority of our Board to Amend our Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred Stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership Limit. In order to preserve our status as a REIT under the Internal Revenue Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common and preferred stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting our company from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act would be applicable to business combinations between our company and interested stockholders.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then, subject to certain conditions and limitations, the corporation may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

The market price of our common stock may be adversely affected by future sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the availability of such shares for sale.
      We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock.
      Subject to Rule 144 volume limitations applicable to our affiliates, substantially all of our 37,841,280 shares of common stock outstanding as of February 28, 2005 are eligible for immediate resale by their holders. If any of our stockholders were to sell a large number of shares in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we operate and our operations and profitability.
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
      As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts and interest rate swaps. Hedging techniques are based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity will also be limited by the asset and sources-of-income requirements applicable to us as a REIT.

Extension Risk
      We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of December 31, 2004, 96.3% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk
      We also invest in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, that are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages that are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of caps could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk
      We fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between our mortgage assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above and in Note 12 to the financial statements included in Item 8 of this Annual Report on Form 10-K.
      Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our expectations.

Prepayment Risk
      Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate mortgage-backed securities with “teaser” rates, we may obtain some in the future that would expose us to this prepayment risk. Additionally, we currently own mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted.

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

      The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities, at December 31, 2004, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
(dollars in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$126.0	$125.8	$125.4	$125.0
Change in fair value	$0.2	—	$(0.4)	$(0.8)
Change as a percent of fair value	0.2%	—	(0.3)%	(0.6)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,703.6	$4,648.2	$4,558.8	$4,458.2
Change in fair value	$55.4	—	$(89.4)	$(190.0)
Change as a percent of fair value	1.2%	—	(1.9)%	(4.1)%
Balloon Mortgage-Backed Securities
Fair value	$54.5	$54.0	$53.0	$51.8
Change in fair value	$0.5	—	$(1.0)	$(2.2)
Change as a percent of fair value	0.9%	—	(1.9)%	(4.1)%
Total Mortgage-Backed Securities
Fair value	$4,884.1	$4,828.0	$4,737.2	$4,635.0
Change in fair value	$56.1	—	$(90.8)	$(193.0)
Change as a percent of fair value	1.2%	—	(1.9)%	(4.0)%
Repurchase Agreements(1)
Fair value	$4,436.5	$4,436.5	$4,436.5	$4,436.5
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Hedge Instruments
Fair value	$(14.2)	$6.8	$27.6	$48.3
Change in fair value	(21.0)	—	20.8	41.5
Change as a percent of fair value	nm	—	nm	nm

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.
nm = not meaningful
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

Risk Management
      To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our mortgage-backed securities and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Financial Statements of Luminent Mortgage Capital, Inc.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Luminent Mortgage Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
      Based on its evaluation under the COSO Framework, the Company’s management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements due to fraud or error. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
/s/ GAIL P. SENECA

Gail P. Seneca
Chairman of the Board and Chief
Executive Officer
/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Senior Vice President and Chief
Financial Officer
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Luminent Mortgage Capital, Inc.
San Francisco, California
      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Luminent Mortgage Capital, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 10, 2005

LUMINENT MORTGAGE CAPITAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2004	2003
(in thousands, except share and per share amounts)
Assets:
Cash and cash equivalents	$10,581	$7,219
Mortgage-backed securities available-for-sale, at fair value	186,351	352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,641,604	1,809,822
Interest receivable	18,861	7,345
Principal receivable	13,426	2,313
Swap contracts, at fair value	7,900	—
Other assets	1,105	518

Total assets	$4,879,828	$2,179,340

Liabilities:
Repurchase agreements	$4,436,456	$1,728,973
Unsettled security purchases	—	156,127
Cash distribution payable	15,959	5,267
Futures contracts, at fair value	1,073	157
Accrued interest expense	17,333	3,777
Management fee payable, incentive compensation payable and other related party liabilities	2,952	1,088
Insurance note payable	—	92
Accounts payable and accrued expenses	552	1,363

Total liabilities	4,474,325	1,896,844

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 37,113,011 and 24,814,000 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	37	25
Additional paid-in capital	478,457	317,339
Deferred compensation	(2,207)	—
Accumulated other comprehensive loss	(61,368)	(26,510)
Accumulated distributions in excess of accumulated earnings	(9,416)	(8,358)

Total stockholders’ equity	405,503	282,496

Total liabilities and stockholders’ equity	$4,879,828	$2,179,340

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.
STATEMENTS OF OPERATIONS

		For the
		Period from
	For the Year	April 26, 2003
	Ended	through
	December 31,	December 31,
	2004	2003
(in thousands, except share and per share amounts)
Revenues:
Net interest income:
Interest income	$123,754	$22,654
Interest expense	55,116	9,009

Net interest income	68,638	13,645
Other Income (Expenses):
Other income	1,070	—
Losses on sales of mortgage-backed securities	—	(7,831)
Expenses:
Management fee expense to related party	4,066	901
Incentive compensation expense to related parties	4,915	980
Salaries and benefits	593	99
Professional services	1,348	477
Board of directors expense	249	117
Insurance expense	631	291
Custody expense	383	115
Other general and administrative expenses	411	73

Total expenses	12,596	3,053

Net income	$57,112	$2,761

Net income per share — basic	$1.68	$0.27

Net income per share — diluted	$1.68	$0.27

Weighted-average number of shares outstanding — basic	33,895,967	10,139,280

Weighted-average number of shares outstanding — diluted	33,947,414	10,139,811

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
	Stock				Accumulated	Distributions in
			Additional		Other	Excess of
		Par	Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Accumulated
	Shares	Value	Capital	Compensation	Income/(Loss)	Earnings	Income/(Loss)	Total
(in thousands)
Balance, April 26, 2003	204	$1	$—	$—	$—	$—		$1
Net income						2,761	$2,761	2,761
Mortgage-backed securities available-for-sale, fair value adjustment					(26,353)		(26,353)	(26,353)
Futures contracts, fair value adjustment					(157)		(157)	(157)

Comprehensive loss							$(23,749)

Distributions to stockholders						(11,119)		(11,119)
Issuance of common stock	24,610	24	316,723					316,747
Capital contribution			613					613
Amortization of stock options			3					3

Balance, December 31, 2003	24,814	25	317,339	—	(26,510)	(8,358)		282,496
Net income						57,112	$57,112	57,112
Mortgage-backed securities available-for-sale, fair value adjustment					(42,944)		(42,944)	(42,944)
Futures contracts, fair value adjustment					(1,072)		(1,072)	(1,072)
Futures contracts, net realized gains					1,410		1,410	1,410
Swap contracts, fair value adjustment					7,748		7,748	7,748

Comprehensive income							$22,254

Distributions to stockholders						(58,170)		(58,170)
Issuance of common stock	12,299	12	161,113	(2,207)				158,918
Amortization of stock options			5					5

Balance, December 31, 2004	37,113	$37	$478,457	$(2,207)	$(61,368)	$(9,416)		$405,503

See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.
STATEMENTS OF CASH FLOWS

		For the Period
	For the Year	from April 26,
	Ended	2003 through
	December 31,	December 31,
	2004	2003
(in thousands)
Cash flows from operating activities:
Net income	$57,112	$2,761
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discount on mortgage-backed securities, net	28,496	9,189
Amortization of stock options	5	3
Ineffectiveness of cash flow hedges	(308)	—
Losses on sales of mortgage-backed securities	—	7,831
Waiver of incentive compensation by related party	—	613
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	(1,611)	(116)
Increase in other assets	(2,794)	(518)
Increase (decrease) in accounts payable and accrued expenses	(811)	1,363
Increase in accrued interest expense	13,556	3,777
Increase in management fee payable, incentive compensation payable and other related party liabilities	5,482	1,088

Net cash provided by operating activities	99,127	25,991

Cash flows from investing activities:
Purchase of mortgage-backed securities	(4,040,790)	(2,797,073)
Proceeds from sales of mortgage-backed securities	—	538,780
Principal payments of mortgage-backed securities	1,126,194	199,560

Net cash used in investing activities	(2,914,596)	(2,058,733)

Cash flows from financing activities:
Net proceeds from issuance of common stock	157,508	316,747
Borrowings under repurchase agreements	29,460,116	10,097,957
Principal payments on repurchase agreements	(26,752,633)	(8,368,984)
Payment of cash distributions to stockholders	(47,478)	(5,852)
Borrowings under margin loan	2,278	4,266
Paydown of margin loan	(2,278)	(4,266)
Borrowings under note payable	439	92
Repayment of note payable	(531)	—
Net realized gains on Eurodollar futures contracts	1,410	—

Net cash provided by financing activities	2,818,831	2,039,960

Net increase in cash and cash equivalents	3,362	7,218
Cash and cash equivalents, beginning of the period	7,219	1

Cash and cash equivalents, end of the period	$10,581	$7,219

Supplemental disclosure of cash flow information:
Interest paid	$42,760	$5,222
Non-cash investing and financing activities:
Increase (decrease) in unsettled security purchases	$(156,127)	$156,127
Increase in principal receivable	(11,113)	(2,313)
Incentive compensation payable settled through issuance of restricted common stock	3,617	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	(2,207)	—
See notes to financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION
      Luminent Mortgage Capital, Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations of purchasing and holding an investment portfolio of mortgage-backed securities on June 11, 2003, upon completion of a private placement offering. On December 18, 2003, the Company completed the initial public offering of its shares of common stock and began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. On March 29, 2004, the Company completed a follow-on public offering of its common stock.
      The Company is a Real Estate Investment Trust, or REIT, that invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities. Seneca Capital Management LLC, or the Manager, pursuant to a management agreement, or the Management Agreement, manages the Company and its investment portfolio. See Note 7 for further discussion on the Management Agreement.
      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. As such, the Company will routinely distribute substantially all of the income generated from its operations to its stockholders. As long as the Company retains its REIT status, the Company generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes its net income to its stockholders. See Note 2 for further discussion on income taxes.

NOTE 2 —	ACCOUNTING POLICIES
Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the time of purchase. The Company’s primary bank account is a sweep account with its custodian bank.
Securities
      The Company invests primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities issued in the United States market.
      The Company classifies its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value on the balance sheet and unrealized gains or losses are included in accumulated other comprehensive income or loss as a component of stockholders’ equity. The fair values of mortgage-backed securities are determined by management based upon price estimates provided by independent pricing services and securities dealers. In the event that a security becomes impaired (e.g., if the fair value falls below the amortized cost basis and recovery is not expected before the security is sold), the cost of the security is written down and the difference is reflected in current earnings. The determination of other-than-temporary impairment is evaluated at least quarterly.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
      The Company enters into derivative contracts, including futures contracts and interest rate swaps, as a means of mitigating the Company’s interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of the repurchase agreements, or hedged items, for a specified future time period. The futures and interest rate swap contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of its hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the statement of operations during the period in which it arises. Prior to the end of the specified hedge time periods the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period subsequent to the swap repricing date through the remaining maturity of the swap. For REIT taxable net income purposes, realized gains and losses on futures and interest rate swap contracts are reclassified into earnings immediately when positions are closed or have expired.
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
Income Taxes
      The Company has elected to be taxed as a REIT under the Code. As such, the Company routinely distributes substantially all of the income generated from operations to its stockholders. As long as the Company retains its REIT status, it generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that it distributes its net income to its stockholders.
      Distributions declared per share were $1.71 and $0.95 for the year ended December 31, 2004 and for the period from April 26, 2003 through December 31, 2003, respectively. All distributions were classified as ordinary income to stockholders for income tax purposes.
Stock Compensation
      As of December 31, 2004 and 2003, the Company had 55,000 outstanding stock options, and intends to issue stock options in the future. Such options may be issued to Company employees and directors, and to employees of the Manager. The Company accounts for stock options issued to its own employees and directors

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
using the fair value based methodology prescribed by SFAS No. 123, Accounting for Stock-Based Compensation.
Incentive Compensation
      The Company has a Management Agreement that provides for the payment of incentive compensation to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 7 for further discussion on the specific terms of the computation and payment of the incentive compensation.
      The cash portion of the incentive compensation is accrued and expensed during the period for which it is calculated and earned. The Company accounts for the restricted common stock portion of the incentive compensation in accordance with SFAS No. 123, and related interpretations, and Emerging Issues Task Force, or EITF, 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      In accordance with the consensus on Issue 1 in EITF 96-18, the measurement date of the shares issued for incentive compensation is the date when the Manager’s performance is complete. Since continuing service is required in order for the restrictions on issued shares to lapse and for ownership to vest, for each one-third tranche (based on varying restriction/ vesting periods) of shares issued for a given period, performance is considered to be complete when the restriction period for that tranche ends and ownership vests. The period over which the stock is earned by the Manager (i.e., the period during which services are provided before the stock vests) is both the period during which the incentive compensation was initially calculated and the vesting period for each tranche issued. Therefore, expense for the stock portion of incentive compensation issued for a given period is spread over five quarters for the first tranche (shares vesting one year after issuance), nine quarters for the second tranche (shares vesting two years after issuance) and 13 quarters for the third tranche (shares vesting three years after issuance). In accordance with the consensus on Issue 2 in EITF 96-18, the fair value of the shares issued is recognized in the same manner as if the Company had paid cash to the Manager for its services. When the shares are issued, they are recorded at the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation account is reduced and expense is recognized quarterly up to the measurement date, as discussed above. In accordance with the consensus in Issue 3 of EITF 96-18, fair value is adjusted quarterly for unvested shares, and changes in such fair value each quarter are reflected in the expense recognized in that quarter and in future quarters. By the end of the quarter in which performance is complete (i.e., the measurement date), the deferred compensation account is reduced to zero and there are no further adjustments to equity for changes in fair value of the shares.
      The Company also pays incentive compensation, in the form of cash and restricted common stock, to the Company’s chief financial officer, in accordance with the terms of his employment agreement. The incentive compensation is accounted for in the same manner as the incentive compensation earned by the Manager except that the measurement date for the fair value of the restricted common stock grant is as of the date of the final issuance of stock for a given fiscal year.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and derivative instruments, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities and the hypothetical derivatives used to measure ineffectiveness of derivative instruments.
Concentrations of Credit Risk and Other Risks and Uncertainties
      The Company’s investments are concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by holding securities that are either guaranteed by government or government-sponsored agencies or have credit ratings of AAA or higher. As of December 31, 2004 and 2003, 61.4% and 63.2%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.
      The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. Principal risks potentially affecting the Company’s financial condition, results of operations and cash flows include the risks that: (a) interest rate changes can negatively affect the fair value of the Company’s mortgage-backed securities, (b) interest rate changes can influence decisions made by borrowers on the mortgages underlying the securities to prepay those mortgages, which can negatively affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.
Recent Accounting Pronouncements
      In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial condition or results of operations.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company will apply the provisions of this Statement on a modified prospective method. Under the modified prospective method, this Statement, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that remain outstanding on the date of adoption. The Company currently accounts for equity compensation to employees and directors using the fair value based methodology prescribed by SFAS No. 123, Accounting for Stock-Based Compensa-

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
tion. Management believes that adoption of SFAS 123(R) will not have a material impact on the Company’s financial condition or results of operations.
NOTE 3 — MORTGAGE-BACKED SECURITIES
      The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2004, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-Rate	Adjustable-Rate	Maturity	Mortgage-Backed
	Securities	Securities	Securities	Securities

	(in thousands)
Amortized cost	$127,360	$4,714,759	$55,134	$4,897,253
Unrealized gains	33	739	—	772
Unrealized losses	(1,618)	(67,340)	(1,112)	(70,070)

Fair value	$125,775	$4,648,158	$54,022	$4,827,955

% of total	2.6%	96.3%	1.1%	100.0%
      The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2003, which are carried at fair value:

		Hybrid	Balloon	Total
	Adjustable-Rate	Adjustable-Rate	Maturity	Mortgage-Backed
	Securities	Securities	Securities	Securities

	(in thousands)
Amortized cost	$187,769	$1,944,707	$55,822	$2,188,298
Unrealized gains	7	1,061	—	1,068
Unrealized losses	(2,463)	(23,828)	(1,130)	(27,421)

Fair value	$185,313	$1,921,940	$54,692	$2,161,945

% of total	8.6%	88.9%	2.5%	100.0%
      Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon

	(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s mortgage-backed securities at December 31, 2003 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon

	(in thousands)
Less than one year	$299,685	$304,556	4.07%
Greater than one year and less than five years	1,829,471	1,850,899	4.09
Greater than five years	32,789	32,843	3.96

Total	$2,161,945	$2,188,298	4.09%

      The weighted-average lives of the mortgage-backed securities at December 31, 2004 and 2003 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.
      The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
      There were no sales of mortgage-backed securities during the year ended December 31, 2004. During the period from April 26, 3003 through December 31, 2003, the Company sold mortgage-backed securities totaling $130.7 million and realized a loss of $2.3 million. The Company also sold short $200 million of “to be announced” mortgage-backed securities. The Company closed out this short position for a total realized loss of $5.7 million. The Company also simultaneously sold and purchased mortgage-backed securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million.
      At December 31, 2003, unsettled security purchases totaled $156.1 million. These purchases settled in January 2004.
      The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Agency-backed mortgage-backed securities	$2,473,670	$(35,605)	$379,814	$(5,701)	$2,853,484	$(41,306)
Non-agency-backed mortgage- backed securities	1,468,329	(22,189)	251,452	(6,575)	1,719,781	(28,764)

Total temporarily impaired mortgage-backed securities	$3,941,999	$(57,794)	$631,266	$(12,276)	$4,573,265	$(70,070)

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses

	(in thousands)
Agency-backed mortgage-backed securities	$1,109,858	$(17,261)	—	—	$1,109,858	$(17,261)
Non-agency-backed mortgage-backed securities	644,448	(10,160)	—	—	644,448	(10,160)

Total temporarily impaired mortgage-backed securities	$1,754,306	$(27,421)	—	—	$1,754,306	$(27,421)

      At December 31, 2004 and 2003, the Company was only invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. At December 31, 2004 and 2003, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. Management intends and has the ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in fair value of the securities held. As such, management does not believe any of the securities held at December 31, 2004 and 2003 are other-than-temporarily impaired.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	REPURCHASE AGREEMENTS AND OTHER BORROWINGS
      The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At December 31, 2004 and 2003, the Company had repurchase agreements with an outstanding balance of $4.4 billion and $1.7 billion, respectively, and with weighted-average borrowing rates of 2.38% and 1.19%, respectively. At December 31, 2004 and 2003, securities pledged as collateral for repurchase agreements had estimated fair values of $4.6 billion and $1.8 billion, respectively.
      At December 31, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 Day	2 and 30	31 and 90	91 and 602
	or Less)	Days	Days	Days	Total

	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$20,203	$153,656	$1,017,753	$1,702,727	$2,894,339
Fair market value of securities sold, including accrued interest	20,010	152,100	1,005,208	1,677,425	2,854,743
Repurchase agreement liabilities associated with these securities	19,058	144,512	956,307	1,596,914	2,716,791
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.41%	2.35%	2.37%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$17,795	$53,278	$998,982	$763,429	$1,833,484
Fair market value of securities sold, including accrued interest	17,555	52,706	982,301	752,376	1,804,938
Repurchase agreement liabilities associated with these securities	16,719	50,132	936,901	715,913	1,719,665
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.27%	2.44%	2.35%	2.35%
Total:
Amortized cost of securities sold, including accrued interest	$37,998	$206,934	$2,016,735	$2,466,156	$4,727,823
Fair market value of securities sold, including accrued interest	37,565	204,806	1,987,509	2,429,801	4,659,681
Repurchase agreement liabilities associated with these securities	35,777	194,644	1,893,208	2,312,827	4,436,456
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.43%	2.35%	2.38%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 Day or	2 and 30	31 and 90	91 and 238
	Less)	Days	Days	Days	Total

	(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$14,299	$302,538	$1,010,586	$1,327,423
Fair market value of securities sold, including accrued interest	—	14,065	302,272	994,545	1,310,882
Repurchase agreement liabilities associated with these securities	—	12,865	281,870	952,532	1,247,267
Weighted-average interest rate of repurchase agreement liabilities	0.00%	1.20%	1.11%	1.19%	1.17%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$18,475	$329,592	$—	$165,608	$513,675
Fair market value of securities sold, including accrued interest	18,431	324,769	—	161,881	505,081
Repurchase agreement liabilities associated with these securities	17,490	306,911	—	157,305	481,706
Weighted-average interest rate of repurchase agreement liabilities	1.20%	1.21%	0.00%	1.29%	1.23%
Total:
Amortized cost of securities sold, including accrued interest	$18,475	$343,891	$302,538	$1,176,194	$1,841,098
Fair market value of securities sold, including accrued interest	18,431	338,834	302,272	1,156,426	1,815,963
Repurchase agreement liabilities associated with these securities	17,490	319,776	281,870	1,109,837	1,728,973
Weighted-average interest rate of repurchase agreement liabilities	1.20%	1.21%	1.11%	1.20%	1.19%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements

	(in thousands)	(in days)
Banc of America Securities LLC	$11,970	61
Bear Stearns & Co.	60,106	100
Countrywide Securities Corporation	4,534	115
Deutsche Bank Securities Inc.	42,589	142
Goldman Sachs & Co.	23,489	51
Lehman Brothers Inc.	4,244	151
Merrill Lynch Government Securities Inc./ Merrill Lynch Pierce, Fenner & Smith Inc.	8,509	125
Morgan Stanley & Co. Inc.	2,039	124
Nomura Securities International, Inc.	9,355	114
Salomon Smith Barney	12,151	69
UBS Securities LLC	23,413	314
Wachovia Securities, LLC	3,493	154

Total	$205,892	133

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.
     At December 31, 2003, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements

	(in thousands)	(in days)
Bear Stearns & Co.	$8,423	138
Banc of America Securities LLC	9,762	26
Countrywide Securities Corporation	2,358	23
Credit Suisse First Boston LLC	14,350	130
Deutsche Bank Securities Inc.	2,350	146
Federal Home Loan Mortgage Corporation	(279)	61
Goldman Sachs & Co.	(390)	58
J.P. Morgan Securities Inc.	1,649	177
Merrill Lynch Government Securities Inc./ Merrill Lynch Pierce, Fenner & Smith Inc.	6,352	189
Morgan Stanley & Co. Inc.	972	61
Salomon Smith Barney	20,287	163
UBS Securities LLC	17,379	189

Total	$83,213	145

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company had no notes payable at December 31, 2004. At December 31, 2003, the Company had a note payable of $92 thousand. The purpose of the note payable was to finance the Company’s annual directors’ and officers’ insurance premium at the annual interest rate of 6.50%. The note payable was paid in full during August 2004.
      The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. There were no outstanding borrowings under the margin lending facility at December 31, 2004 and December 31, 2003.

NOTE 5 —	CAPITAL STOCK AND EARNINGS PER SHARE
      The Company had 100,000,000 shares of par value $0.001 common stock authorized and 37,113,011 shares and 24,814,000 shares were issued and outstanding at December 31, 2004 and 2003, respectively. Of the 100,000,000 shares of par value $0.001 common stock authorized, 10,000,000 shares are reserved for issuance in order to pay incentive compensation in connection with the Management Agreement. At December 31, 2004 and 2003, 9,726,111 shares and 10,000,000 shares, respectively, remain reserved for issuance. The Company had 10,000,000 shares of par value $0.001 preferred stock authorized and none outstanding at December 31, 2004 and 2003.
      In two closings on June 11 and June 19, 2003, the Company completed a private offering of 11,092,473 shares of common stock, $0.001 par value, at an offering price of $15.00 per share, including the exercise by the initial purchaser/placement agent of its over-allotment option to purchase 1,500,000 shares of common stock. In addition, on June 11, 2003, the Company issued 407,527 shares of common stock, par value $0.001, at an offering price of $13.95 per share net of the initial purchaser’s discount, to employees and affiliates of the Manager, and other persons selected by the Manager. The Company received proceeds from these transactions in the amount of $159.7 million, net of underwriting discount and other offering costs.
      On December 18, 2003, the Company completed an initial public offering of 13,110,000 shares of common stock, $0.001 par value, at an offering price of $13.00 per share, including the exercise by the underwriter of its over-allotment option to purchase 1,710,000 shares of common stock. The Company received proceeds from the initial public offering in the amount of $157.0 million, net of underwriting discount and other offering costs.
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
      The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents a reconciliation of basic and diluted earnings per share for the year ended December 31, 2004:

	Basic	Diluted

Net income (in thousands)	$57,112	$57,112
Weighted-average number of common shares outstanding	33,895,967	33,895,967
Additional shares due to:
Assumed conversion of dilutive common stock options and vesting of unvested restricted common stock	—	51,447

Adjusted weighted-average number of common shares outstanding	33,895,967	33,947,414

Net income per share	$1.68	$1.68

      The following table presents a reconciliation of basic and diluted earnings per share for the period from April 26, 2003 through December 31, 2003:

	Basic	Diluted

Net income (in thousands)	$2,761	$2,761
Weighted-average number of common shares outstanding	10,139,280	10,139,280
Additional shares due to:
Assumed conversion of dilutive common stock options	—	531

Adjusted weighted-average number of common shares outstanding	10,139,280	10,139,811

Net income per share	$0.27	$0.27

NOTE 6 —	2003 STOCK INCENTIVE PLANS
      The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company, individual consultants or advisors who render or have rendered bona fide services, and officers, employees or directors of the Manager as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted common stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and shall not exceed 10 years. The exercise price and the vesting requirement of each grant is determined on the grant date by the Compensation Committee.
      The following table illustrates the common stock available for grant at December 31, 2004:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total

Shares reserved for issuance			1,000,000	(1)
Granted	80,122	—	80,122
Forfeited	—	—	—
Expired	—	—	—

Total available for grant			919,878	(2)

(1)	At June 4, 2003, adoption date of both stock incentive plans, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At December 31, 2004, the maximum number of shares of common stock that may be delivered pursuant to awards granted under these combined plans is 919,878 shares.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company had outstanding options under the plans with expiration dates of 2013, as illustrated in the following table:

	2004		2003

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	55,000	$14.82	—	—
Granted	—	—	55,000	$14.82
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period	55,000	$14.82	55,000	$14.82

      During the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through December 31, 2003, the Company granted 55,000 stock options. There were no additional stock option grants during 2004.
      The following table summarizes certain information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Life	Exercise	of	Exercise
Prices	Options	(in years)	Price	Options	Price

$13.00-$14.00	5,000	8.8	$13.00	1,667	$13.00
$14.01-$15.00	50,000	8.6	$15.00	16,667	$15.00

$13.00-$15.00	55,000		$14.82	18,334	$14.82

      The weighted-average grant-date fair value of options granted during the period April 26, 2003 through December 31, 2003 was $11 thousand.
      The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free rate of 4.3 percent; dividend yield of 13.2 percent; expected life of 10 years and volatility of 21.0 percent.
      Total stock-based employee compensation expense for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 was $5 thousand and $3 thousand, respectively.
      The following table illustrates restricted common stock transactions during the year ended December 31, 2004:

	Number of	Weighted-
	Restricted	Average Issue
	Common Shares	Price

Outstanding, beginning of year	—	—
Issued	25,122	$12.18
Repurchased	—	—

Outstanding, end of year	25,122	$12.18

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      There were no restricted common stock transactions during the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through December 31, 2003.

NOTE 7 —	THE MANAGEMENT AGREEMENT
      The Company has entered into a Management Agreement with the Manager that provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	a base management fee equal to a percentage of average net worth during each fiscal year as defined in the Management Agreement (1% of the first $300 million plus 0.8% of the amount in excess of $300 million);

•	incentive compensation based on the excess of a “tiered percentage” (as defined in the Management Agreement as the weighted-average of the following rates based upon average net invested assets: (1) 20% for the first $400 million of average net invested assets; and (2) 10% for the average net invested assets in excess of $400 million) of the difference between the Company’s net income (defined in the Management Agreement as taxable income before incentive compensation, net operating losses from prior periods and items permitted by the Code when calculating taxable income for a REIT) and the “threshold return” (the amount of net income for the period that would produce an annualized return on equity, calculated by dividing the net income, as defined in the Management Agreement, by the average net invested assets, as defined in the Management Agreement, equal to the 10-year U.S. Treasury rate for the period plus 2.0%) for the fiscal period; and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.
      The base management fee and incentive compensation are paid quarterly and are subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation is paid to the Manager in cash and one-half is paid in the form of a restricted common stock award. The number of shares issued is based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted common stock portion of the incentive compensation is expensed in the period incurred.
      The Company is entitled to terminate the Management Agreement without cause provided that the Company gives the Manager at least 60 days’ prior written notice and pays a termination fee and other unpaid costs and expenses reimbursable to the Manager. If the Company terminates the Management Agreement without cause, the Company is required to pay the Manager a termination fee as follows:

•	If the Company terminates the Management Agreement without cause in connection with a decision to manage its portfolio internally, rather than by an external manager, the amount of the termination fee shall be equal to the amount of the highest annual base fee and the highest annual incentive compensation, for a particular year, earned by the Manager during any of the three years (or on an

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      The Management Agreement contains certain provisions requiring the Company to indemnify the Manager for costs (e.g., legal costs) the Manager could potentially incur in fulfilling its duties prescribed in the Management Agreement or in other agreements related to the Company’s activities. The indemnification provisions do not apply under certain circumstances (e.g., if the Manager is grossly negligent, acted with reckless disregard or engaged in willful misconduct or active fraud). The provisions contain no limitation on maximum future payments. The Company has evaluated the impact of these guarantees on its financial statements and determined that it is immaterial.
      The base management fee for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 was $4.1 million and $0.9 million, respectively.
      Incentive compensation is earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the Management Agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period. For the year ended December 31, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $62.6 million and was greater than the “threshold return” taxable income of $27.8 million. For the period from April 26, 2003 through December 31, 2003, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $11.7 million and was greater than the “threshold return” taxable income of $5.6 million.
      For the year ended December 31, 2004, total incentive compensation earned by the Manager was $6.7 million, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $509 thousand. For the period from April 26, 2003 through December 31, 2003, total incentive compensation earned by the Manager was $1.2 million, of which $613 thousand was waived by the Manager for the quarter ended September 30, 2003, as described below. The remaining incentive compensation of $606 thousand was one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $303 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation of $46 thousand. Included in other assets at December 31, 2004 is $692 thousand of deferred compensation that will be reclassified to stockholders’ equity once the restricted common stock is issued and will be expensed over the three-year vesting period of the restricted common stock. Included in other assets at December 31, 2003 is $257 thousand of deferred compensation that was reclassified to stockholders’ equity in 2004 after the restricted common stock was issued and will be expensed over the three-year vesting period of the restricted common stock.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      For the period from April 26, 2003 through June 30, 2003, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $298 thousand and was less than the “threshold return” net income of $426 thousand and, therefore, no incentive compensation was earned by the Manager or paid by the Company for that period. The Company also did not pay incentive compensation to the Manager for the three months ended September 30, 2003. Although the Company reported a net loss for the three months ended September 30, 2003 of $2.8 million, REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) was $6.0 million and was greater than the “threshold return” taxable income of $2.9 million and, therefore, an incentive compensation of $613 thousand was earned by the Manager. Although the Manager was entitled to receive incentive compensation under the Management Agreement for the three months ended September 30, 2003, because of the net loss reported by the Company for the period, the Manager voluntarily waived, on a one-time basis, its right to incentive compensation for the period. Since the Manager waived its right to its incentive compensation for the three months ended September 30, 2003, the waived incentive compensation has been accounted for as a capital contribution as of September 30, 2003. The incentive compensation of $613 thousand was expensed in the three months ended September 30, 2003.
      In accordance with the terms of his employment agreement, the Company’s chief financial officer earned incentive compensation of $334 thousand and $30 thousand for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively. This incentive compensation is also payable one-half in cash and one-half in the form of a restricted common stock award under the Company’s 2003 Stock Incentive Plan. The shares are payable and vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive compensation of $167 thousand and $15 thousand for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively, was expensed in the period incurred. In addition, $25 thousand and $2 thousand, related to the restricted common stock portion of the incentive compensation for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, respectively, was expensed. Included in other assets at December 31, 2004 is $35 thousand of deferred compensation that will be reclassified to stockholders’ equity once the restricted common stock is issued and will be expensed over the three-year vesting period of the restricted common stock. Included in other assets at December 31, 2003 is $13 thousand of deferred compensation that was reclassified to stockholders’ equity during 2004 after the restricted common stock was issued and will be expensed over the three-year vesting period of the restricted common stock.
      No incentive compensation was earned by or paid to the chief financial officer for the period from April 26, 2003 through September 30, 2003.
      The remaining incentive compensation expense of $871 thousand for the year ended December 31, 2004 relates primarily to restricted common stock awards vested during the period.

NOTE 8 —	RELATED PARTY TRANSACTIONS
      At December 31, 2004 and December 31, 2003, the Company was indebted to the Manager for base management fees of $1.1 million and $418 thousand, respectively, and incentive compensation of $1.6 million and $606 thousand, respectively. At December 31, 2004 and December 31, 2003, the Company was indebted to the Manager for reimbursement of expenses of $3 thousand and $16 thousand, respectively. At December 31, 2004 and December 31, 2003, the Company was indebted to the Company’s chief financial officer for incentive compensation of $167 thousand and $30 thousand, respectively, and to officers and employees of the Company for bonuses and expense reimbursement of $10 thousand and $18 thousand, respectively. These amounts are included in management fee payable, incentive compensation payable and other related party liabilities.
      The Manager’s financial relationship with the Company is governed by the Management Agreement. Under the Management Agreement, the Manager is responsible for all expenses of the personnel employed by

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company reimburses the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At December 31, 2004 and December 31, 2003, no expenses were payable to the Manager pursuant to the cost-sharing agreement. During the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, the Company paid the Manager $24 thousand and $6 thousand pursuant to the cost-sharing agreement, respectively. The Company pays all other expenses on behalf of the Company, and reimburses the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Management Agreement.

NOTE 9 —	FAIR VALUE OF FINANCIAL INSTRUMENTS
      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available for sale, swap contracts and futures contracts is equal to their carrying values presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, unsettled security purchases, insurance note payable and accrued interest expense approximates cost at December 31, 2004 and December 31, 2003 due to the short-term nature of these instruments.

NOTE 10 —	ACCUMULATED OTHER COMPREHENSIVE LOSS
      The following is a summary of the components of accumulated other comprehensive loss at December 31, 2004 and December 31, 2003:

	December 31,	December 31,
	2004	2003

	(in thousands)
Net unrealized losses on mortgage-backed securities available- for-sale	$(69,297)	$(26,353)
Net deferred realized and unrealized gains (losses) on cash flow hedges	7,929	(157)

Accumulated other comprehensive loss	$(61,368)	$(26,510)

NOTE 11 —	INTEREST RATE RISK
      The Company’s primary component of market risk is interest rate risk. The Company is subject to interest rate risk in connection with its investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities, its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative instruments. At December 31, 2004, 96.3% of the Company’s securities portfolio were hybrid adjustable-rate mortgage-backed securities, 2.6% of the Company’s securities were adjustable-rate mortgage-backed securities and there were no fixed-rate mortgage-backed securities. At December 31, 2003, 88.9% of the Company’s securities portfolio were hybrid adjustable-rate mortgage-backed securities, 8.6% of the Company’s securities were adjustable-rate mortgage-backed securities and there were no fixed-rate mortgage-backed securities.
      The Company’s strategy includes funding its investments in long-term, fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid-adjustable rate mortgage-

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
backed securities tend to increase while the income earned on such fixed-rate and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged, which results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
      Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage interest rate risk and prepayment risk. The effectiveness of any derivative instruments will depend significantly upon whether the Company correctly quantifies the interest rate or prepayment risks being hedged, execution of and ongoing monitoring of the Company’s hedging activities and the treatment of such hedging activities for accounting purposes. In the case of the Eurodollar futures contracts the Company had outstanding at December 31, 2004 and 2003, and any future efforts to hedge the effects of interest rate changes on liability costs, if management enters into hedging instruments that have higher interest rates imbedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that are hedged are actually lower, then the Company will have locked in higher interest rates for its liabilities than would be available in the spot market at the time, which could result in a narrowing of the Company’s net interest margin or result in losses.
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
      The Company seeks to manage its interest rate risk exposure and protect the Company’s repurchase agreement liabilities against the effects of major interest rate changes upon their repricing/maturity. Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage this interest rate risk. Derivative instruments are carried at fair value on the balance sheet.
      The following table is a summary of derivative instruments held at December 31, 2004:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

	(in thousands)
Eurodollar futures contracts sold short	$368	$(1,441)	$(1,073)
Interest rate swap contracts	7,900	—	7,900

Total derivative instruments	$8,268	$(1,441)	$6,827

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table is a summary of derivative instruments held at December 31, 2003:

	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

	(in thousands)
Eurodollar futures contracts sold short	$3	$(160)	$(157)

Cash Flow Hedging Strategies
      Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure. The hedged transaction is the forecasted interest expense on forecasted rollover/ reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At December 31, 2004 and December 31, 2003, the maximum length of time over which the Company is hedging its exposure was 15 months and 12 months, respectively.
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
      The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of its hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 120% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises.
      For the year ended December 31, 2004, gains of $2.3 million were recognized in interest expense due to hedge ineffectiveness. Interest expense was decreased by $2.8 million of amortization of net realized gains on futures contracts, but was increased by $3.7 million from payments to swap contract counterparties during the

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2004. Based upon the combined amounts of $1.4 million of net deferred realized gains and $1.2 million of net unrealized losses from Eurodollar futures contracts included in accumulated other comprehensive loss at December 31, 2004, the Company expects to recognize lower interest expense during 2005. This amount could differ from amounts actually realized due to changes in the benchmark rate between December 31, 2004 and when the Eurodollar futures contracts sold short at December 31, 2004 are covered, as well as the addition of other hedges subsequent to December 31, 2004.
      For the period from April 26, 2003 through December 31, 2003, no gain or loss was recognized in interest expense due to ineffectiveness. Based upon the amounts included in accumulated other comprehensive loss at December 31, 2003, the Company expected to recognize an increase of $157 thousand in interest expense during 2004. This amount differed from amounts actually realized due to changes in the benchmark rate between December 31, 2003 and when the Eurodollar futures contracts held at December 31, 2003 expired, as well as the addition of other hedges subsequent to December 31, 2003.

NOTE 13 —	SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)
      The following is a presentation of the results of operations for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(in thousands, except share and per share amounts)
Interest income	$20,204	$27,218	$34,261	$42,071
Interest expense	6,827	9,190	16,632	22,467

Net interest income	13,377	18,028	17,629	19,604
Other income	—	—	—	1,070
Expenses	2,577	3,074	3,135	3,810

Net income	$10,800	$14,954	$14,494	$16,864

Net income per share — basic	$0.43	$0.41	$0.39	$0.46

Net income per share — diluted	$0.43	$0.41	$0.39	$0.46

Weighted-average shares outstanding — basic	25,077,736	36,814,000	36,814,000	36,814,000

Weighted-average shares outstanding — diluted	25,085,784	36,843,531	36,867,233	36,928,978

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a presentation of the results of operations for the period from April 26, 2003 through June 30, 2003 and the quarters ended September 30, 2003 and December 31, 2003.

	For the Period	For the	For the
	from April 26,	Quarter Ended	Quarter Ended
	2003 through	September 30,	December 31,
	June 30, 2003	2003	2003

	(in thousands, except share and per share amounts)
Interest income	$672	$10,777	$11,205
Interest expense	164	4,327	4,518

Net interest income	508	6,450	6,687
Losses on sales of mortgage-backed securities	—	(7,831)	—
Expenses	371	1,399	1,283

Net income (loss)	$137	$(2,780)	$5,404

Net income (loss) per share — basic	$0.04	$(0.24)	$0.40

Net income (loss) per share — diluted	$0.04	$(0.24)	$0.40

Weighted-average shares outstanding — basic	3,393,394	11,704,000	13,414,000

Weighted-average shares outstanding — diluted	3,393,394	11,704,000	13,414,260

NOTE 14 —	SUBSEQUENT EVENTS
      On January 3, 2005, the Company filed a prospectus with the SEC as part of a registration statement on Form S-3, using a “shelf” registration process. Under this process, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings to total proceeds of up to $500 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering.
      On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, relating to the sale of up to 5,700,000 shares of the Company’s common stock, par value $.001 per share, or preferred stock as the Company may subsequently designate, from time to time through Cantor Fitzgerald acting as agent and/or principal. Sales of shares of common stock, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the NYSE, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an at-the-market offering as defined in Rule 415 under the Securities Act of 1933, as amended. In accordance with the rules of the Securities and Exchange Commission, the aggregate gross proceeds from at-the-market sales will not exceed $44,900,000. Under the agreement, Cantor Fitzgerald is entitled to a commission equal to 3.0% of the gross proceeds of sales price per share for the first 300,000 shares sold per calendar month and 2.5% of the gross proceeds of sales price per share for shares sold in excess of the 300,000 shares threshold per calendar month.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California
      We have audited the accompanying balance sheets of Luminent Mortgage Capital, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2004 and the period from April 26, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Luminent Mortgage Capital, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for year ended December 31, 2004 and the period from April 26, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 10, 2005

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures
      As of December 31, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.

Internal Control Over Financial Reporting
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Deloitte & Touche LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation
      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions
      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services
      Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)1. and (a)2.     Documents filed as part of this report:
      1. and 2.
      All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
(a)3.     Exhibits
      The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2005

By:	/s/CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL P. SENECA Gail P. Seneca	Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	March 14, 2005

/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ ALBERT J. GUTIERREZ Albert J. Gutierrez	Director	March 14, 2005

/s/ BRUCE A. MILLER Bruce A. Miller	Director	March 14, 2005

/s/ JOHN MCMAHAN John McMahan	Director	March 14, 2005

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 14, 2005

/s/ DONALD H. PUTNAM Donald H. Putnam	Director	March 14, 2005

/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 14, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for fiscal year 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Second Articles of Amendment and Restatement(4)
3.2		Second Amended and Restated Bylaws(1)
4.1		Form of Common Stock Certificate(1)
4.2		Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering)(1)
10.1		Management Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca Capital Management LLC (‘Seneca”) (1)
10.2		Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca(1)
10	.3†	2003 Stock Incentive Plan(1)
10	.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan(1)
10	.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan(1)
10	.6†	2003 Outside Advisors Stock Incentive Plan of the Registrant(1)
10	.7†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan(1)
10	.8†	Form of Indemnity Agreement(1)
10	.9†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda(1)
10	.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda(1)
10	.11†	Form of Restricted Stock Award Agreement for Seneca(3)
10.12		Controlled Equity Offering Sales Agreement dated February 7, 2005 between Luminent Mortgage Capital, Inc. and Cantor Fitzgerald & Co.(6)
14.1		Code of Business Conduct and Ethics(1)
14.2		Corporate Governance Guidelines(5)
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Charter of the Audit Committee of the Board of Directors(1)
99.2		Charter of the Compensation Committee of the Board of Directors(1)
99.3		Charter of the Governance and Nominating Committee of the Registrant’s Board of Directors(1)

(1)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference from our Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference from our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference from our Form 8-K filed on February 8, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.