Form 10-Q
period 2005-03-31
LUMINENT MORTGAGE CAPITAL INC
filed 2005-05-10
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or	06-1694835 (I.R.S. Employer
organization)	Identification No.)

909 Montgomery Street, Suite 500, San Francisco, California	94133
(Address of principal executive offices)	(Zip Code)

(415) 486-2110
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.

     The number of shares of our common stock outstanding on April 30, 2005 was 38,248,817.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical in nature. They can often be identified by the inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

ii

PART I

FINANCIAL INFORMATION

     Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2005	2004
Assets:
Cash and cash equivalents	$12,380	$10,581
Mortgage-backed securities available-for-sale, at fair value	233,486	186,351
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,225,251	4,641,604
Interest receivable	17,705	18,861
Principal receivable	10,982	13,426
Futures contracts, at fair value	5,475	—
Swap contracts, at fair value	9,891	7,900
Other assets	1,640	1,105

Total assets	$4,516,810	$4,879,828

Liabilities:
Repurchase agreements	$4,034,922	$4,436,456
Junior subordinated notes	49,951	—
Cash distribution payable	13,770	15,959
Futures contracts, at fair value	—	1,073
Accrued interest expense	28,159	17,333
Management compensation payable, incentive compensation payable and other related party liabilities	1,143	2,952
Accounts payable and accrued expenses	985	552

Total liabilities	4,128,930	4,474,325

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 38,228,817 and 37,113,011 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital	490,637	478,457
Deferred compensation	(3,818)	(2,207)
Accumulated other comprehensive loss	(94,760)	(61,368)
Accumulated distributions in excess of accumulated earnings	(4,217)	(9,416)

Total stockholders’ equity	387,880	405,503

Total liabilities and stockholders’ equity	$4,516,810	$4,879,828

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2005	2004
Revenues:
Net interest income:
Interest income	$42,515	$20,204
Interest expense	20,539	6,827

Net interest income	21,976	13,377

Expenses:
Management compensation expense to related party	1,098	787
Incentive compensation expense to related parties	470	846
Salaries and benefits	208	96
Professional services	562	417
Board of directors expense	119	56
Insurance expense	138	220
Custody expense	51	67
Other general and administrative expenses	361	88

Total expenses	3,007	2,577

Net income	$18,969	$10,800

Net income per share – basic	$0.51	$0.43

Net income per share – diluted	$0.51	$0.43

Weighted-average number of shares outstanding – basic	37,207,135	25,077,736

Weighted-average number of shares outstanding – diluted	37,376,107	25,085,784

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Accumulate	Distributions
	Common Stock		Additional		Other	in Excess of
		Par	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Compensation	Income /(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2005	37,113	$37	$478,457	$(2,207)	$(61,368)	$(9,416)		$405,503

Net income						18,969	$18,969	18,969

Mortgage-backed securities available-for-sale, fair value adjustment					(36,490)		(36,490)	(36,490)

Futures contracts, fair value adjustment					5,903		5,903	5,903

Futures contracts, net realized gains					(4,732)		(4,732)	(4,732)

Swap contracts, fair value adjustment					1,927		1,927	1,927

Comprehensive loss							$(14,423)

Distributions to stockholders						(13,770)		(13,770)

Issuance of common stock	1,115	1	12,179	(1,611)				10,569

Amortization of stock options			1					1

Balance, March 31, 2005	38,228	$38	$490,637	$(3,818)	$(94,760)	$(4,217)		$387,880

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$18,969	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on mortgage-backed securities available-for-sale	5,821	5,208
Amortization of stock options	1	2
Ineffectiveness (gains)/losses on cash flow hedges	(708)	10
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable, net of purchased interest	1,156	(632)
Increase in other assets	(2,146)	(1,003)
Increase/(decrease) in accounts payable and accrued expenses	488	(85)
Increase in accrued interest expense	10,826	1,485
Increase in management fee payable, incentive compensation payable and other related party liabilities	440	1,474

Net cash provided by operating activities	34,847	17,259

Cash flows from investing activities:
Purchase of mortgage-backed securities available-for-sale	(6,183)	(1,116,022)
Principal payments of mortgage-backed securities	335,534	139,539

Net cash provided by (used in) investing activities	329,351	(976,483)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,875	(356)
Borrowings under repurchase agreements	3,429,257	11,141,921
Principal payments on repurchase agreements	(3,830,791)	(10,175,120)
Distributions to stockholders	(15,959)	(5,267)
Borrowing under junior subordinated notes, net of debt issuance costs	49,951	—
Amortization of net realized gains on Eurodollar futures contracts	(4,728)	—
Realized losses on Eurodollar futures contracts	(4)	(412)
Other	—	(92)

Net cash (used in) provided by financing activities	(362,399)	960,674

Net increase in cash and cash equivalents	1,799	1,450
Cash and cash equivalents, beginning of the period	10,581	729

Cash and cash equivalents, end of the period	$12,380	$8,669

Supplemental disclosure of cash flow information:
Interest paid	$15,848	$5,328

Non-cash investing and financing activities:
Increase in unsettled security purchases	$—	$923,026
Increase in offering proceeds available	—	(157,865)
(Increase)/decrease in principal receivable	2,444	(3,410)
Incentive compensation payable settled through issuance of restricted stock	2,250	390
Accounts payable and accrued expenses settled through issuance of restricted stock	55	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted stock	(1,611)	(286)

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ACCOUNTING POLICIES

     Luminent Mortgage Capital, Inc., or the Company, is a real estate investment trust which invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate, hybrid adjustable-rate and fixed rate mortgage-backed securities. Seneca Capital Management LLC, or the Manager, pursuant to a management agreement, manages the Company and its investment portfolio.

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

     The information furnished in these unaudited consolidated condensed interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2005 (file number 001-31828).

     Descriptions of the significant accounting policies of the Company are included in Note 2 to financial statements in the Company’s 2004 Annual Report on Form 10-K. There have been no significant changes to these policies during 2005. See description of newly adopted and newly applicable accounting policies below.

Investment in Subsidiary Trust and Junior Subordinated Notes

     On March 15, 2005, Diana Statutory Trust I, or the Trust, was created for the sole purpose of issuing and selling preferred securities. Diana Statutory Trust I is a special purpose entity. In accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, the Trust is not consolidated into the Company’s consolidated financial statements, because the Company’s investment in the Trust is not considered to be a variable interest. The Company’s investment in the Trust is recorded in other assets on the balance sheet.

     Junior subordinated notes issued to the Trust are accounted for as liabilities on the balance sheet net of deferred debt issuance costs. Interest expense on the notes and amortization of debt issue costs is recorded in the income statement.

     See Note 7 for further discussion on the preferred securities of the Trust and junior subordinated notes.

Purchased Beneficial Interests

     During the first quarter of 2005, the Company purchased certain beneficial interests in securitized financial assets required to be accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Purchased beneficial interests are carried on the balance sheet at fair value and are included in mortgage-backed securities available-for-sale. In the event that a security becomes impaired, the cost of the security is written down and the difference is reflected in current earnings. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of a security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and could result in an increase or decrease in the yield used to record interest income or could result in an impairment charge.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Share-based Compensation

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company adopted this statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors. Adoption of SFAS No. 123(R) did not affect the accounting for restricted stock issued to the Manager, and did not have a material impact on the Company’s financial condition or results of operations.

NOTE 2—MORTGAGE-BACKED SECURITIES

     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at March 31, 2005, which are carried at fair value:

					Total
	Adjustable-	Hybrid	Balloon		Mortgage-
	Rate	Adjustable-Rate	Maturity	Other	Backed
(in thousands)	Securities	Securities	Securities	Securities	Securities
Amortized cost	$116,273	$4,387,928	$55,008	$5,316	$4,564,525
Unrealized gains	25	—	—	299	324
Unrealized losses	(1,792)	(102,482)	(1,838)	—	(106,112)

Fair value	$114,506	$4,285,446	$53,170	$5,615	$4,458,737

% of total	2.6%	96.1%	1.2%	0.1%	100.0%

     The Company’s portfolio of other mortgage-backed securities available-for-sale at March 31, 2005 included beneficial interests in securitized financial assets that the Company purchased from third parties.

     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2004, which are carried at fair value:

				Total
	Adjustable	Hybrid	Balloon	Mortgage-
	Rate	Adjustable-Rate	Maturity	Backed
(in thousands)	Securities	Securities	Securities	Securities
Amortized cost	$127,360	$4,714,759	$55,134	$4,897,253
Unrealized gains	33	739	—	772
Unrealized losses	(1,618)	(67,340)	(1,112)	(70,070)

Fair value	$125,775	$4,648,158	$54,022	$4,827,955

% of total	2.6%	96.3%	1.1%	100.0%

     At March 31, 2005 and December 31, 2004, 62.1% and 61.4%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the Company’s AAA-rated non-agency-backed and agency-backed mortgage-backed securities at March 31, 2005, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$600,010	$610,882	3.58%
Greater than one year and less than five years	3,853,112	3,948,327	4.31
Greater than five years	—	—	—

Total	$4,453,122	$4,559,209	4.21%

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

     The weighted-average lives of the mortgage-backed securities at March 31, 2005 and December 31, 2004 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

     The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     The following table shows the fair value of the Company’s investments and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$1,188,135	$(18,649)	$1,668,159	$(42,481)	$2,856,294	$(61,130)

Non-agency-backed mortgage-backed securities	943,441	(25,618)	649,430	(19,364)	1,592,871	(44,982)

Total temporarily impaired securities	$2,131,576	$(44,267)	$2,317,589	$(61,845)	$4,449,165	$(106,112)

     The following table shows the fair value of the Company’s investments and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized		Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$2,473,670	$(35,605)	$379,814	$(5,701)	$2,853,484	$(41,306)

Non-agency-backed mortgage-backed securities	1,468,329	(22,189)	251,452	(6,575)	1,719,781	(28,764)

Total temporarily impaired securities	$3,941,999	$(57,794)	$631,266	$(12,276)	$4,573,265	$(70,070)

     At March 31, 2005 and December 31, 2004, all of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. At March 31, 2005 and December 31, 2004, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at March 31, 2005 or December 31, 2004 are other-than-temporarily impaired.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 3—REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     The Company has entered into repurchase agreements with third party financial institutions to finance the purchase of most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At March 31, 2005 and December 31, 2004, the Company had repurchase agreements with an outstanding balance of $4.0 billion and $4.4 billion, respectively, and with weighted-average interest rates of 2.66% and 2.38%, respectively. At March 31, 2005 and December 31, 2004, securities pledged as collateral for repurchase agreements had estimated fair values of $4.2 billion and $4.6 billion, respectively.

     At March 31, 2005, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 512
(in thousands)	less)	days	days	days	Total
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$81,899	$2,454,030	$245,268	$2,781,197
Fair market value of securities sold, including accrued interest	—	80,424	2,401,817	240,382	2,722,623
Repurchase agreement liabilities associated with these securities	—	76,179	2,284,746	227,568	2,588,493
Weighted-average interest rate of repurchase agreement liabilities	0.00%	2.78%	2.59%	2.74%	2.61%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$98,160	$1,439,620	$24,242	$1,562,022
Fair market value of securities sold, including accrued interest	—	95,578	1,399,840	23,696	1,519,114
Repurchase agreement liabilities associated with these securities	—	90,533	1,333,464	22,432	1,446,429
Weighted-average interest rate of repurchase agreement liabilities	0.00%	2.78%	2.73%	2.74%	2.73%
Total:
Amortized cost of securities sold, including accrued interest	$—	$180,059	$3,893,650	$269,510	$4,343,219
Fair market value of securities sold, including accrued interest	—	176,002	3,801,657	264,078	4,241,737
Repurchase agreement liabilities associated with these securities	—	166,712	3,618,210	250,000	4,034,922
Weighted-average interest rate of repurchase agreement liabilities	0.00%	2.78%	2.64%	2.74%	2.66%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     At December 31, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 602
(in thousands)	less)	days	days	days	Total
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$20,203	$153,656	$1,017,753	$1,702,727	$2,894,339
Fair market value of securities sold, including accrued interest	20,010	152,100	1,005,208	1,677,425	2,854,743
Repurchase agreement liabilities associated with these securities	19,058	144,512	956,307	1,596,914	2,716,791
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.41%	2.35%	2.37%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$17,795	$53,278	$998,982	$763,429	$1,833,484
Fair market value of securities sold, including accrued interest	17,555	52,706	982,301	752,376	1,804,938
Repurchase agreement liabilities associated with these securities	16,719	50,132	936,901	715,913	1,719,665
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.27%	2.44%	2.35%	2.35%
Total:
Amortized cost of securities sold, including accrued interest	$37,998	$206,934	$2,016,735	$2,466,156	$4,727,823
Fair market value of securities sold, including accrued interest	37,565	204,806	1,987,509	2,429,801	4,659,681
Repurchase agreement liabilities associated with these securities	35,777	194,644	1,893,208	2,312,827	4,436,456
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.43%	2.35%	2.38%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     At March 31, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$8,856	63
Bear Stearns & Co.	49,598	57
Countrywide Securities Corporation	2,008	43
Deutsche Bank Securities Inc.	45,586	63
Goldman Sachs & Co.	14,600	63
Lehman Brothers Inc.	4,209	61
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	6,982	68
Morgan Stanley & Co. Inc.	1,422	66
Nomura Securities International, Inc.	8,370	67
Salomon Smith Barney	6,051	68
UBS Securities LLC	27,088	248
Wachovia Securities, LLC	4,061	64

Total	$178,831	90

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.

     At December 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$11,970	61
Bear Stearns & Co.	60,106	100
Countrywide Securities Corporation	4,534	115
Deutsche Bank Securities Inc.	42,589	142
Goldman Sachs & Co.	23,489	51
Lehman Brothers, Inc.	4,244	151
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	8,509	125
Morgan Stanley & Co. Inc.	2,039	124
Nomura Securities International, Inc.	9,355	114
Salomon Smith Barney	12,151	69
UBS Securities LLC	23,413	314
Wachovia Securities, LLC	3,493	154

Total	$205,892	133

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.

     The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, will be agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2005 or December 31, 2004.

NOTE 4—CAPITAL STOCK AND NET INCOME PER SHARE

     At March 31, 2005 and December 31, 2004, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2005 and December 31, 2004, 38,228,817 and 37,113,011 shares of common stock, respectively, were outstanding and no shares of preferred shares were outstanding.

     In June 2004, the Company reserved 10,000,000 shares of common stock for issuance in connection with the payment of incentive compensation under the Company’s Management Agreement with the Manager. At March 31, 2005 and December 31, 2004, 9,641,649 shares and 9,726,111 shares, respectively, remained reserved for this purpose. On March 26, 2005, effective as of March 1, 2005, the Company and the Manager entered into an Amended and Restated Management Agreement. Under the Amended and Restated Management Agreement, none of the incentive compensation payable to the Manager will be payable in the Company’s common stock.

     On January 3, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At March 31, 2005, total proceeds of up to $490.0 million remain available to the Company to offer and sell under this shelf registration statement.

     On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which the Company may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2005, the Company sold approximately 1.0 million shares of common stock pursuant to this agreement and the Company received proceeds, net of commissions and other offering costs, of approximately $10.0 million.

     The Company calculates basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$18,969	$18,969	$10,800	$10,800

Weighted-average number of common shares outstanding	37,207,135	37,207,135	25,077,736	25,077,736
Additional shares due to assumed conversion of dilutive instruments	—	168,972	—	8,048

Adjusted weighted-average number of common shares outstanding	37,207,135	37,376,107	25,077,736	25,085,784

Net income per share	$0.51	$0.51	$0.43	$0.43

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

The following table illustrates the common stock available for grant at March 31, 2005:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance			1,000,000	(1)
Granted	214,666	—	214,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant			785,334	(2)

(1)	At June 4, 2003, the adoption date of both stock incentive plans, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 1,000,000 shares.

(2)	At March 31, 2005, the maximum number of shares of common stock that may be issued pursuant to awards granted under these combined plans is 785,334 shares.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     At March 31, 2005, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the three months ended March 31, 2005:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

     The following table summarizes certain information about stock options outstanding at March 31, 2005:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Life (in	Exercise	of	Exercise
Exercise Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	8.6	$13.00	1,667	$13.00
$14.01-$15.00	50,000	8.3	15.00	16,667	15.00

$13.00-$15.00	55,000		$14.82	18,334	$14.82

     The following table illustrates the changes in nonvested stock options during the three months ended March 31, 2005:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	36,666	$0.22
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, end of the period	36,666	$0.22

     Total stock-based employee compensation expense related to stock option awards for the three months ended March 31, 2005 and 2004 was $1 thousand and $2 thousand, respectively. At March 31, 2005, stock-based employee compensation expense of $2 thousand related to nonvested stock options is expected to be recognized over a weighted-average period of 1.3 years.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     The following table illustrates the changes in common stock awards during the three months ended March 31, 2005:

		Weighted-
	Number of	Average Issue
	Common Shares	Price
Outstanding, beginning of period	25,122	$12.06
Issued	129,707	11.38
Repurchased	—	—

Outstanding, end of period	154,829	$11.49

     The following table illustrates the changes in nonvested common stock awards during the three months ended March 31, 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Common Shares	Fair Value
Nonvested, beginning of the period	25,122	$12.06
Granted	129,707	11.38
Vested	(499)	14.41
Repurchased	—	—

Nonvested, end of the period	154,330	$11.48

     Total stock-based employee compensation expense related to common stock awards for the three months ended March 31, 2005 and 2004 was $21 thousand and $9 thousand, respectively. At March 31, 2005, stock-based employee compensation expense of $1.7 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 6—THE MANAGEMENT AGREEMENT

     The Company entered into an Amended and Restated Management Agreement, dated as of March 1, 2005, or New Management Agreement, with the Manager that provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	base management compensation equal to a percentage of applicable average net worth, as defined in the New Management Agreement, paid quarterly in arrears, calculated at the following rates per annum: (1) 0.90% of the first $750 million; plus (2) 0.70% of the next $750 million; plus (3) 0.50% of the amount in excess of $1.5 billion;

•	incentive management compensation equal to a percentage of applicable average net worth, as defined in the New Management Agreement, paid annually, calculated at the following rates per annum: (1) 0.35% for the first $750 million of applicable average net worth; (2) 0.20% for the next $750 million of applicable average net worth; and (3) 0.15% for the applicable average net worth in excess of $1.5 billion) if the return on assets, as defined in the New Management Agreement, for any such fiscal year exceeds the threshold return, defined as the average of the weekly values for any period of the sum of (i) the 10-year U.S. Treasury rate for such period and (ii) two percent (2%); and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Under the New Management Agreement, the base management compensation and incentive management compensation are paid to the Manager by the Company in cash.

     The Company is entitled to terminate the New Management Agreement without cause provided that the Company gives the Manager at least 60 days’ prior written notice and pays a termination fee and other unpaid costs and expenses reimbursable to the Manager. If the Company terminates the New Management Agreement without cause, the Company is required to pay the Manager a termination fee equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by the Manager during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference (if any) resulting from thirty-six (36) minus the number of months (rounded to the nearest whole month) between the effective date of the New Management Agreement and the termination date, and the denominator is thirty-six (36).

     The Company is also entitled to terminate the New Management Agreement for cause, in which case the Company is only obligated to reimburse unpaid costs and expenses. In addition, the Manager will forfeit any then-unvested stock of the Company pursuant to the terms of the restricted stock award agreements issued at the time of the stock grants.

     The New Management Agreement contains certain provisions requiring the Company to indemnify the Manager for costs (e.g., legal costs) the Manager could potentially incur in fulfilling its duties prescribed in the New Management Agreement or in other agreements related to the Company’s activities. The indemnification provisions do not apply under all circumstances (e.g., if the Manager is grossly negligent, acted with reckless disregard or engaged in willful misconduct or active fraud). The provisions contain no limitation on maximum future payments. The Company evaluated the impact of these indemnification provisions on its financial statements and determined that they are immaterial.

     The base management compensation for the three months ended March 31, 2005 was $1.1 million. No incentive compensation was earned by the Manager for the three months ended March 31, 2005. The incentive compensation expense of $470 thousand for the three months ended March 31, 2005 relates to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period.

     Prior to the Amended and Restated Management Agreement, the Company had entered into a Management Agreement, dated as of June 11, 2003, or Prior Management Agreement. Under the Prior Management Agreement, the Company was required to pay the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	a base management compensation equal to a percentage of the Company’s average net worth during each fiscal year, as defined in the Prior Management Agreement (1% of the first $300 million plus 0.8% of the amount in excess of $300 million);

•	incentive compensation based on the excess of a “tiered percentage” (as defined in the Prior Management Agreement as the weighted-average of the following rates based upon the Company’s average net invested assets, as defined in the Prior Management Agreement: (1) 20% for the first $400 million of average net invested assets; and (2) 10% for the average net invested assets in excess of $400 million) of the difference between the Company’s net income (defined in the Prior Management Agreement as taxable income before incentive compensation, net operating losses from prior periods and items permitted by the Internal Revenue Code when calculating taxable income for a REIT) and the “threshold return” (the amount of net income for the period that would produce an annualized return on equity, calculated by dividing the net income, as defined in the Prior Management Agreement, by the average net invested assets, as defined in the Prior Management Agreement, equal to the 10-year U.S. Treasury rate for the period plus 2.0%) for the fiscal period; and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          Under the Prior Management Agreement, the base management compensation and incentive compensation was paid quarterly and was subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation was paid to the Manager in cash and one-half was paid in the form of a restricted stock award. The number of shares issued was based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive compensation was expensed in the period incurred.

          The base management compensation for the three months ended March 31, 2004 was $787 thousand.

          Under the Prior Management Agreement, incentive compensation was earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the net invested assets for the period, defined in the Prior Management Agreement, exceeds the “threshold return” taxable income that would produce an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2% for the same period. For the three months ended March 31, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $11.2 million and was greater than the “threshold return” taxable income of $4.7 million.

          For the three months ended March 31, 2004, total incentive compensation earned by the Manager was $1.3 million, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $652 thousand for the three months ended March 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $99 thousand.

          In accordance with the terms of his employment agreement, the Company’s chief financial officer is eligible to earn incentive compensation. No incentive compensation was earned for the three months ended March 31, 2005. The chief financial officer earned incentive compensation of $65 thousand for the three months ended March 31, 2004. This incentive compensation was also payable one-half in cash and one-half in the form of a restricted common stock award under the Company’s 2003 Stock Incentive Plan. The shares vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive compensation of $33 thousand for the three months ended March 31, 2004 was expensed in the period incurred. In addition, $5 thousand related to the restricted common stock portion of the incentive compensation for the three months ended March 31, 2004 was expensed.

          The remaining incentive compensation expense of $57 thousand for the three months ended March 31, 2004 relates primarily to restricted common stock awards vested during the period.

NOTE 7—RELATED PARTY TRANSACTIONS

          At March 31, 2005 and December 31, 2004, the Company was indebted to the Manager for base management fees of $1.1 million. At March 31, 2005, the Company was not indebted to the Manager for any incentive compensation and at December 31, 2004, the Company was indebted to the Manager for incentive compensation of $1.6 million. The Company was not indebted to the Manager for reimbursement of expenses at March 31, 2005 and was indebted to the Manager for reimbursement of expense of $3 thousand at December 31, 2004. At March 31, 2005, the Company was not indebted to the Company’s chief financial officer for incentive

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

compensation and at December 31, 2004, the Company was indebted to the Company’s chief financial officer for incentive compensation of $167 thousand. The Company was indebted to the officers and employees of the Company for bonuses and expense reimbursement of $45 thousand and $10 thousand at March 31, 2005 and December 31, 2004, respectively. These amounts are included in management fee payable, incentive compensation payable and other related party liabilities.

          The Manager’s financial relationship with the Company was governed by the Prior Management Agreement and is now governed by the New Management Agreement. Under the New Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At March 31, 2005, $3 thousand was payable to the Manager pursuant to the cost-sharing agreement. At December 31, 2004, no expenses were payable to the Manager pursuant to the cost-sharing agreement. During the three months ended March 31, 2005 and 2004, the Company paid the Manager $7 thousand and $6 thousand pursuant to the cost-sharing agreement, respectively. The Company shall pay all other expenses on behalf of the Company, and shall reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the New Management Agreement.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale, futures contracts and interest rate contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, unsettled security purchases and accrued interest expense approximates cost at March 31, 2005 and December 31, 2004 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $51.6 million and $51.1 million, respectively, at March 31, 2005.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(in thousands)	2005	2004
Net unrealized losses on mortgage-backed securities available-for-sale	$(105,788)	$(69,297)
Net deferred realized and unrealized gains on cash flow hedges	11,028	7,929

Accumulated other comprehensive loss	$(94,760)	$(61,368)

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The following table is a summary of derivative instruments held at March 31, 2005:

	Unrealized	Unrealized	Estimated
(in thousands)	Gains	Losses	Fair Value
Eurodollar futures contracts sold short	$5,475	—	$5,475
Interest rate swap contracts	9,891	—	9,891

Total derivative instruments	$15,366	—	$15,366

          The following table is a summary of derivative instruments held at December 31, 2004:

	Unrealized	Unrealized	Estimated
(in thousands)	Gains	Losses	Fair Value
Eurodollar futures contracts sold short	$368	$(1,441)	$(1,073)
Interest rate swap contracts	7,900	—	7,900

Total derivative instruments	$8,268	$(1,441)	$6,827

          Cash Flow Hedging Strategies

          Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At March 31, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure was 12 months and 15 months, respectively.

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

          The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of its hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises.

          During the three months ended March 31, 2005 and 2004, gains of $592 thousand and losses of $14 thousand, respectively, were recognized in interest expense due to hedge ineffectiveness. During the three months ended March 31, 2005, interest expense was decreased by $4.7 million of amortization of net realized gains on Eurodollar futures contracts and $819 thousand of net interest income received from swap contract counterparties. Based upon the combined amounts of $3.3 million of net deferred realized losses and $4.7 million of net unrealized gains from Eurodollar futures contracts included in accumulated other comprehensive income and loss at March 31, 2005, the Company expects to recognize lower interest expense during the remainder of 2005 and part of 2006. This amount could differ from amounts actually realized due to changes in the benchmark rate between March 31, 2005 and when the Eurodollar futures contracts sold short at March 31, 2005 are covered, as well as the addition of other hedges subsequent to March 31, 2005.

NOTE 11—PREFERRED SECURITIES OF SUBSIDIARY TRUST AND JUNIOR SUBORDINATED NOTES

          On March 15, 2005, the Trust issued 50,000 Floating Rate Preferred Securities, or Preferred Securities, for gross proceeds of $50.0 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the Common Securities of the Trust were invested by the Trust in $51.6 million aggregate principal amount of Junior Subordinated Notes issued by the Company. The Junior Subordinated Notes are the sole assets of the Trust and are due March 31, 2035 and bear interest at the fixed rate of 8.16% per annum commencing on March 15, 2005 through March 30, 2010. Thereafter, the Junior Subordinated Notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. Interest is payable quarterly.

          The Junior Subordinated Notes are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax matters, the Company may redeem the Junior Subordinated Notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest.

          The holders of the Preferred Securities and the Common Securities, or Trust Securities, are entitled to receive distributions at the fixed rate of 8.16% per annum of the stated liquidation amount of $1,000 per security commencing on March 15, 2005 through March 30, 2010. Thereafter, the Trust Securities are entitled to receive distributions at a variable rate equal to three-month LIBOR plus 3.75% per annum of the stated liquidation amount of $1,000 per security through maturity. Distributions are payable quarterly. The Trust Securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity of the Junior Subordinated Notes.

          Unamortized deferred issuance costs associated with the Junior Subordinated Notes amounted to $1.6 million at March 31, 2005 and are being amortized using the effective yield method over the term of the Junior Subordinated Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

          Luminent Mortgage Capital, Inc. is a real estate investment trust, or REIT, headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003, after completing a private placement of our common stock. Our strategy is to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

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

          Refer to the section titled “Risk Factors” for additional discussion regarding these and other risk factors that affect our business. Refer to the section titled “Interest Rate Risk” of Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.

Critical Accounting Policies

          Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our financial statements included in Item 8 of our 2004 Annual Report on Form 10-K for a complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:

     Classifications of Investment Securities

          Our investments in mortgage-backed securities are classified as available-for-sale securities which are carried on the balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period.

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

     Interest Income Recognition

          Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income. Purchased beneficial interests in securitized financial assets are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in an impairment charge.

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

          At March 31, 2005, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.

          At March 31, 2005, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by the maturity of the swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.

          The futures and interest rate swap contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period subsequent to the swap repricing date through the remaining maturity of the swap. For REIT taxable net income purposes, realized gains and losses on futures and interest rate swap contracts are reclassified into earnings immediately when positions are closed or have expired.

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

Management Incentive Compensation Expense

          On March 26, 2005, we entered into an Amended and Restated Management Agreement, or New Management Agreement, as of March 1, 2005, with Seneca which supercedes the Management Agreement, as of June 11, 2003, or Prior Management Agreement. The New Management Agreement provides for the payment of incentive compensation to Seneca if our financial performance exceeds certain benchmarks. During each quarter of the fiscal year, we will calculate the incentive compensation expense on a cumulative basis, making any necessary adjustments for amounts that were recognized in previous quarters. As a result, if we experience poor quarterly performance in a particular quarter and this causes the cumulative incentive compensation expense for the current quarter to be lower than the cumulative incentive compensation for the prior quarter, we will record a negative incentive compensation expense in the current quarter. The incentive compensation is payable annually in cash and is accrued and expensed during the period for which it is calculated.

          Under the Prior Management Agreement, incentive compensation was paid one-half in the form or our restricted common stock. We account for the restricted stock portion of the incentive compensation in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

          Under the Prior Management Agreement, each incentive compensation restricted stock grant to Seneca is divided into three tranches. The first tranche will vest over a one-year period and be expensed over approximately five quarters, beginning in the quarter in which it was earned. The second tranche will vest over a two-year period and be expensed over approximately nine quarters beginning in the quarter in which it was earned. The third tranche will vest over a three-year period and be expensed over approximately 13 quarters beginning in the quarter in which it was earned. Upon vesting of each tranche, an adjustment is made to account for the vested tranche at fair value. As a result of this vesting schedule for the restricted stock granted to Seneca, we will incur incentive compensation expense in each of the periods following the grant of the restricted stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted stock grant, even in subsequent periods in which Seneca did not earn incentive compensation.

          As the price of our common stock changes in future periods, the fair value of the unvested portions of shares issued to Seneca pursuant to the Prior Management Agreement will be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted stock will be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to Seneca in each restricted stock grant may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted stock will be higher during periods of increasing stock prices, and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted stock grant, our stockholders’ equity will increase or decrease based upon the current market price of our stock. As a result, our stock price in the future will have the effect of increasing or decreasing our net worth, the factor used in calculating Seneca’s base management compensation under the New Management Agreement, and may increase or decrease the amount of base management compensation in future periods.

          Under the Prior Management Agreement, Seneca was granted multiple tranches of restricted common stock for incentive compensation. Management compensation expense will increase or decrease due to the vesting schedules and the mark-to-market impact of the unvested portions of the restricted stock grants, even in periods where there is little change in our income or stock price.

          We also pay incentive compensation to our chief financial officer, in accordance with the terms of his employment agreement. The incentive compensation is accounted for in the same manner as the incentive compensation earned by Seneca; however, at the measurement date of the incentive compensation earned for a given fiscal year, an adjustment is made to the cumulative awards and they are recorded at the final grant date fair value in accordance with SFAS No. 123(R).

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. We adopted this statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors. Adoption of SFAS No. 123(R) did not affect the accounting for restricted stock issued to Seneca, and did not have a material impact on our financial condition or results of operations.

Financial Condition

          All of our assets at March 31, 2005 were acquired with the proceeds from our private placement and public offerings of our common stock and the use of leverage. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2005, we sold approximately 1.0 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $10.0 million. On March 15, 2005, Diana Statutory Trust I, or the Trust, was created for the sole purpose of issuing and selling preferred securities in the amount of $50.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $48.4 million.

     Mortgage-Backed Securities

          At March 31, 2005, we held $4.5 billion of mortgage-backed securities at fair value, net of unrealized gains of $324 thousand and unrealized losses of $106.1 million. At December 31, 2004, we held $4.8 billion of mortgage-backed securities at fair value, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million. The decrease in mortgage-backed securities held is primarily due to principal payments of $332.0 million during the three months ended March 31, 2005 and an increase in net unrealized losses of $36.8 million due to the increase in market interest rates. At March 31, 2005 and December 31, 2004, substantially all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our portfolio had a weighted-average amortized cost of 101.7% of face amount.

          Fair value was below amortized cost for certain of the securities held at March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, all of our portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend and have the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held are other-than-temporarily impaired at March 31, 2005 and December 31, 2004.

          The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 30 years. However, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans. The following table sets forth the maturity dates, by year, and percentage composition related to the AAA-rated non-agency-backed and agency-backed mortgage-backed securities assets in our investment portfolio at March 31, 2005:

	Weighted-Average	% of
Asset	Final Maturity	Total
Adjustable-Rate Mortgage-Backed Securities	2033	2.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2034	96.1
Balloon Mortgage-Backed Securities	2008	1.2
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          The following table sets forth the maturity dates, by year, and percentage composition related to the assets that comprise our investment portfolio at December 31, 2004:

	Weighted-Average	% of
Asset	Final Maturity	Total
Adjustable-Rate Mortgage-Backed Securities	2033	2.6%
Hybrid Adjustable-Rate Mortgage-Backed Securities	2034	96.3
Balloon Mortgage-Backed Securities	2008	1.1
Fixed-Rate Mortgage-Backed Securities	N/A	N/A

          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

          The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 25% for the three months ended March 31, 2005 and December 31, 2004. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in interest rates will have a direct impact on the principal prepayments in our portfolio.

          At March 31, 2005 and December 31, 2004, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.74 years and 1.69 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date. At March 31, 2005 and December 31, 2004, assuming a 25% principal payment rate, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities had fixed interest rates for a weighted-average of approximately 27 months and 29 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until maturity of those mortgages was 30 years. Those mortgages are also subject to interest rate caps that limit the amount that the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At March 31, 2005 and December 31, 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities with specific annual caps had average annual caps of 2.26% and 2.24%, respectively, and average lifetime caps of 9.99%.

          The following table summarizes our AAA-rated non-agency-backed and agency-backed mortgage-backed securities, excluding other securities, at March 31, 2005, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$600,010	$610,882	3.58%
Greater than one year and less than five years	3,853,112	3,948,327	4.31
Greater than five years	—	—	—

Total	$4,453,122	$4,559,209	4.21%

          The following table summarizes our mortgage-backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

          The weighted-average lives of the mortgage-backed securities at March 31, 2005 and December 31, 2004 in the tables above are based upon data provided through a subscription-based financial information service provided by a major investment bank, assuming constant prepayment rates to the balloon or reset date for each security. At March 31, 2005 and December 31, 2004, the weighted-average lives were calculated using estimated prepayment speeds or actual prepayment speed history. The weighted-average lives for some of the mortgage-backed securities included in the table above were estimated using expected prepayment speeds for pools with similar characteristics, since certain pools were new issues and did not have historical performance data available. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility.

          The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

     Equity Securities

          Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At March 31, 2005 and December 31, 2004, we did not hold any such equity securities.

     Unsettled Securities Purchases

          At March 31, 2005 and December 31, 2004, we had no unsettled security trades.

     Other Assets

          We had other assets of $30.3 million and $33.4 million at March 31, 2005 and December 31, 2004, respectively. Other assets at March 31, 2005 consist primarily of interest receivable of $17.7 million, principal receivable of $11.0 million and a common stock investment in a subsidiary trust of $1.6 million. Other assets at December 31, 2004 consist primarily of interest receivable of $18.9 million, principal receivable of $13.4 million, prepaid directors’ and officers’ liability insurance of $137 thousand, deferred financing costs of $174 thousand and deferred compensation of $732 thousand. The decreases in interest receivable and principal receivable from December 31, 2004 is primarily due to principal payments on our mortgage-backed securities portfolio.

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

          At March 31, 2005 and December 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At March 31, 2005, we had short positions on 4,065 Eurodollar futures contracts, which expire in June 2004, December 2005 and March 2006, with a notional amount totaling $4.1 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2004, we had short positions on 4,740 Eurodollar futures contracts, which expire(d) in March 2005, June 2005, December 2005 and March 2006 with a notional amount totaling $4.7 billion. At March 31, 2005 and December 31, 2004, the fair value of the Eurodollar futures contracts was $5.5 million recorded in assets and $1.1 million recorded in liabilities, respectively.

          At March 31, 2005, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At March 31, 2005 and December 31, 2004, the current notional amount of interest rate swap contracts totaled $1.6 billion and the fair value of the interest rate swap contracts at those dates was $9.9 million and $7.9 million, respectively, recorded in assets. Counterparties to our interest rate swap contracts are well-known financial institutions and default risk is considered low.

     Liabilities

          We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of Seneca or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2005 and December 31, 2004, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use at March 31, 2005 and December 31, 2004.

          At March 31, 2005, we had outstanding $4.0 billion of repurchase agreements with a weighted-average current borrowing rate of 2.66%, $166.7 million of which matures within 30 days, $3.6 billion of which matures between 31 and 90 days and $250.0 million of which matures in greater than 90 days. At December 31, 2004, we had outstanding $4.4 billion of repurchase agreements with a weighted-average current borrowing rate of 2.38%, $230.4 million of which matures within 30 days, $1.9 billion of which matures between 31 and 90 days and $2.3 billion of which matures in greater than 90 days. The decrease in outstanding repurchase agreements is primarily due to the use of cash flows from principal and interest payments to repay repurchase agreement liabilities. It is our present intention to seek to renew the repurchase agreements outstanding at March 31, 2005 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At March 31, 2005 and December 31, 2004, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.2 billion and $4.6 billion, respectively, and had a weighted-average maturity of 90 days and 133 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $178.8 million and $205.9 million at March 31, 2005 and December 31, 2004, respectively.

          On March 15, 2005, we issued junior subordinated notes to our wholly owned subsidiary, Diana Statutory Trust I, in the amount of $51.6 million. At March 31, 2005, junior subordinated notes, net of debt issuance costs, were $50.0 million and accrued interest payable on the junior subordinated notes was $175 thousand. See Note 11 to the financial statements for further discussion about the junior subordinated notes.

          The weighted-average days to rate reset of our total liabilities was 228 days and 275 days at March 31, 2005 and December 31, 2004, respectively. The decrease in the weighted-average days to rate reset of our total liabilities is primarily attributed to the decrease in weighted-average rate reset of our repurchase agreements and a shortening of the term of derivative contracts.

          We had $44.1 million and $36.8 million of other liabilities at March 31, 2005 and December 31, 2004, respectively. Other liabilities at March 31, 2005 consisted primarily of $13.8 million of cash distribution payable, $28.2 million of accrued interest expense on repurchase agreements and junior subordinated notes, $1.0 million of accounts payable and accrued expenses and $1.1 million of management compensation payable, incentive compensation payable and other related party liabilities. Other liabilities at December 31, 2004 consisted primarily of $16.0 million of cash distribution payable, $17.3 million of accrued interest expense on repurchase agreements and interest rate swap contracts and $3.0 million of management compensation payable, incentive compensation payable and other related party liabilities.

          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2005 and December 31, 2004.

     Stockholders’ Equity

          Stockholders’ equity at March 31, 2005 and December 31, 2004 was $387.9 million and $405.5 million, respectively, which included $105.8 million and $69.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $11.0 million and $7.9 million, respectively, of net deferred realized and unrealized gains on cash flow hedges presented as accumulated other comprehensive loss.

          Weighted-average stockholders’ equity and return on average equity for the three months ended March 31, 2005 and 2004 were $415.6 and $302.5 million, respectively, and 18.51% and 14.36%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity.

          Our book value at March 31, 2005 was as follows:

	Total
	Stockholders’	Book Value per
(in thousands, except per share amounts)	Equity	Share (1)
Total stockholders’ equity (GAAP)	$387,880	$10.15
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	105,788	2.76
Accumulated other comprehensive income on interest rate swap contracts	(9,675)	(0.25)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$483,993	$2.66

(1)	Based on 38,228,817 shares outstanding at March 31, 2005.

          Our book value at December 31, 2004 was as follows:

	Total
	Stockholders’	Book Value per
(in thousands, except per share amounts)	Equity	Share (1)
Total stockholders’ equity (GAAP)	$405,503	$10.93
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	69,298	1.86
Accumulated other comprehensive income on interest rate swap contracts	(7,748)	(0.21)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$467,053	$12.58

(1)	Based on 37,113,011 shares outstanding at December 31, 2004.

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

Results of Operations

          For the three months ended March 31, 2005 and 2004, net income was $19.0 million or $0.51 per weighted-average share outstanding (basic and diluted) and $10.8 million or $0.43 per weighted-average share outstanding (basic and diluted), respectively. For the same periods, interest income, net of premium amortization, was approximately $42.5 million and $20.2 million, respectively, and was primarily earned from investments in mortgage-backed securities. Interest expense for the three months ended March 31, 2005 and 2004 was $20.5 million and $6.8 million, respectively, and was primarily due to costs of short-term borrowings. The increase in net income, interest income, net of premium amortization, and interest expense is primarily due to our increase in asset base as a result of the follow-on public offering completed in March 2004.

          For the three months ended March 31, 2005 and 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.65% and 3.20%, respectively, and our cost of funds on our repurchase agreement liabilities and junior subordinated notes was 1.91% and 1.20%, respectively, resulting in a net interest spread of 1.74% and 2.00%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities and junior subordinated notes. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Interest expense for the three months ended March 31, 2005 and 2004 was calculated as follows:

		Percentage		Percentage
	Three Months	of Average	Three Months	of Average
	Ended	Repurchase	Ended	Repurchase
	March 31,	Agreement	March 31,	Agreement
(in thousands)	2005	Liabilities	2004	Liabilities
Interest expense on repurchase agreement liabilities	$26,498	2.47%	$6,812	1.20%
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	(592)	(0.06)	14	nm
Amortization of net realized gains on futures contracts	(4,728)	(0.44)	—	—
Net interest income on interest rate swap contracts	(819)	(0.08)	—	—
Interest expense on junior subordinated notes	178	0.02	—	—
Other	2	nm	1	nm

Total interest expense	$20,539	1.91%	$6,827	1.20%

nm = not meaningful

          Average repurchase agreement liabilities and junior subordinated notes during the three months ended March 31, 2005 and 2004 were $4.3 billion and $2.3 billion, respectively.

          Operating expenses for the three months ended March 31, 2005 and 2004 were $3.0 million and $2.6 million, respectively.

          Base management compensation to Seneca, which was $1.1 million and $787 thousand for the three months ended March 31, 2005 and 2004, respectively, is based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities. The increase in base management fees is primarily the result of the increase in our average net worth as a result of the follow-on public offering completed in March 2004.

          Incentive compensation expense to related parties for the three months ended March 31, 2005 and 2004 was $470 thousand and $846 thousand, respectively. The decrease in expense is primarily related to the New Management Agreement signed on March 26, 2005, which revised the computation of incentive compensation paid to Seneca. Under the New Management Agreement, no incentive compensation was earned by Seneca for the three months ended March 31, 2005. The incentive compensation expense of $470 thousand for the three months ended March 31, 2005 relates to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period. For the three months ended March 31, 2004, total incentive compensation earned by Seneca was $1.3 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $652 thousand for the three months ended March 31, 2004 was expensed in the period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $99 thousand. In accordance with the terms of his employment agreement, our chief financial officer is eligible to earn incentive compensation. No incentive compensation was earned by our chief financial officer for the three months ended March 31, 2005. For the three months ended March 31, 2004, total incentive compensation earned by our chief financial officer was $65 thousand. This portion of the incentive compensation was also payable one-half in cash and one-half in the form of a restricted stock award under our 2003 Stock Incentive Plan. The cash portion of the incentive compensation of $33 thousand for the three months ended March 31, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive compensation, or $5 thousand. The remaining incentive compensation for the three months ended March 31, 2004 consists primarily of the change in fair value of unvested restricted stock awards.

          Salaries and benefits expense for the three months ended March 31, 2005 and 2004 was $208 thousand and $96 thousand, respectively. The increase is primarily due to increased employee headcount.

          Professional services expense for the three months ended March 31, 2005 and 2004 was $562 thousand and $417 thousand, respectively, and includes legal, accounting and other professional services provided to us.

          REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
GAAP net income	$18,969	$10,800
Adjustments to GAAP net income:
Amortization of organizational costs	(8)	(8)
Addback unvested stock compensation expense for unvested options	1	2
Addback of stock compensation expense for unvested restricted common stock	507	161
Subtract stock compensation expense for vested restricted stock	(106)	—
Addback/(subtract) net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	(708)	10
Subtract dividend equivalent rights on restricted stock	(182)	(12)
Subtract amortization of net realized gains on futures contracts	(4,728)	—
Subtract net realized losses on futures contracts	(4)	(412)

Net adjustments to GAAP net income/(loss)	(5,228)	(259)

REIT taxable net income	$13,741	$10,541

          Undistributed REIT taxable net income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Undistributed REIT taxable net income, beginning of period	$1,791	$281
REIT taxable net income earned during period	13,741	10,541
Distributions declared during period, net of dividend equivalent rights on restricted stock	(13,588)	(10,422)

Undistributed REIT taxable net income, end of period	$1,944	$400

Cash distributions per share declared during period	$0.36	$0.42

Percentage of REIT taxable net income distributed	98.9%	98.9%

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

Contractual Obligations and Commitments

          As of March 31, 2005, our day-to-day operations were externally managed pursuant to the New Management Agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 6 to the financial statements for significant terms of the New Management Agreement.

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

          On March 15, 2005, Diana Statutory Trust I was created for the sole purpose of issuing and selling preferred securities. Diana Statutory Trust I is a special purpose entity. See Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

          Our primary source of funds at March 31, 2005 consisted of repurchase agreements totaling $4.0 billion with a weighted-average current borrowing rate of 2.66% which we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. At March 31, 2005, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 12 of which were in use on March 31, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements plus junior subordinated notes divided by total stockholders’ equity, at March 31, 2005 was 10.5.

          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. At March 31, 2005, no borrowings were outstanding under the margin lending facility.

          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

          On March 31, 2005, we declared a cash distribution of $0.36 to our stockholders of record on April 12, 2005. We will pay the distribution on May 20, 2005. The distribution is a taxable dividend and is not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $1.8 million of our REIT taxable net income for the year ended December 31, 2004. We intend to declare a spillback distribution in this amount during 2005.

          We believe that equity capital, combined with the cash flows from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income. During the three months ended March 31, 2005, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements.

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

          On January 3, 2005, we filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At March 31, 2005, total proceeds of up to $490.0 million remain available to us to offer and sell under this shelf registration statement.

          On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2005, approximately 1.0 million shares of common stock were sold pursuant to this agreement and we received net proceeds of approximately $10.0 million.

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

     We invest primarily in adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The mortgages underlying these adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis, based upon market-based indices of interest rates such as U.S. Treasury bonds or LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars. The mortgages underlying hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically similar to the mortgages underlying adjustable-rate mortgage-backed securities. We have primarily funded our acquisitions, and expect to fund our future acquisitions, of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but with shorter maturities than, the interest rate indices and repricing terms of our adjustable-rate and hybrid adjustable-rate mortgage-backed securities. At March 31, 2005, 98.7% of our investment portfolio was invested in adjustable-rate or hybrid adjustable-rate mortgage-backed securities having a weighted-average term to next rate adjustment of approximately 35 months, while our borrowings had a weighted-average term to next rate adjustment of approximately 60 days. After consideration of the duration on our Eurodollar futures and interest rate swap contracts, our weighted-average maturity of our total liabilities was 228 days. The phrase “weighted average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities. During periods of changing interest rates, this interest rate mismatch between our assets and liabilities could reduce or eliminate our net income and distributions to our stockholders and could cause us to suffer a loss.

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

     We depend on the diligence, experience and skill of our officers and the Seneca personnel who provide management services to us for the selection, acquisition, structuring, monitoring and sale of our mortgage-related assets and the borrowings used to acquire these assets. Our key officers include Gail P. Seneca, S. Trezevant Moore, Jr. and Christopher J. Zyda. We have not entered into employment agreements with our key officers other than Mr. Moore, who is our President and Chief Operating Officer, and Mr. Zyda, who is our Senior Vice President and Chief Financial Officer. With the exception of Ms. Seneca, all of our senior officers devote all of their business time to our business. In addition, our management agreement with Seneca pursuant to which Ms. Seneca provides management services to us is terminable by Seneca at any time upon 60 days’ notice. The loss of our key officers or the termination of our management agreement with Seneca could harm our business, financial condition, cash flow and results of operations.

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

     The mortgages underlying our mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At March 31, 2005, 98.7% of our mortgage-backed securities were based on adjustable-rate or hybrid adjustable-rate mortgages, of which 76.8% were subject to interest rate caps. As of that same date, the percentage of adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio which are subject to periodic interest rate caps every six months or annually were 17.4% and 82.6%, respectively.

     Our borrowings are not subject to similar restrictions. The periodic adjustments to the interest rates of the mortgages underlying our mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board, or LIBOR. The percentages of the mortgages underlying the adjustable-rate and hybrid adjustable-rate mortgage-backed securities in our investment portfolio at March 31, 2005 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 37.7% and 62.3%, respectively.

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

     A significant portion of our investment portfolio consists of hybrid adjustable-rate mortgage-backed securities. At March 31, 2005, 96.1% of our investment portfolio consisted of hybrid adjustable-rate mortgage-backed securities. We may also invest in fixed-rate mortgage-backed securities from time to time, however, at March 31, 2005, none of our portfolio consisted of fixed-rate mortgage-backed securities. We fund our acquisition of fixed-rate mortgage-backed securities, including those based on balloon maturity and hybrid adjustable-rate mortgages, in part with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate mortgage-backed securities are subject to increases, while the income we earn from these assets remains substantially fixed. The reduction or elimination of the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them would reduce our net interest income and could cause us to suffer a loss.

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

     Our investment guidelines allow us to invest up to 10% of our assets in lower credit quality mortgage-related assets, including mortgage-backed securities that are not rated at least investment grade by at least one nationally-recognized statistical rating organization, and other investments such as leveraged mortgage derivative securities, shares of other REITs, mortgage loans or other mortgage-related investments. Non-investment-grade mortgage-backed securities, which may include residual mortgage-backed securities, are more likely to incur losses because the mortgages underlying those securities are made to borrowers possessing lower-quality credit. While all mortgage-backed securities are subject to a risk of default, that risk is greater with non-investment grade mortgage-backed securities. In addition, the rating agencies are more likely to downgrade the credit quality of those securities, which would reduce the value of those securities.

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

     In addition to its base management compensation, Seneca earns incentive compensation for each fiscal year equal to a specified percentage if the return on assets, as defined in the management agreement, for any such fiscal year exceeds the threshold return, defined as the average of the weekly values for any period of the sum of the 10-year U.S. Treasury rate for such period plus 2% The percentage for this calculation is the weighted-average of the following percentages based on our applicable average net worth, as defined in the management agreement for the fiscal year:

•	0.35% for the first $750 million of applicable average net worth;

•	0.20% for the next $750 million of applicable average net worth; and

•	0.15% for the applicable average net worth in excess of $1.5 billion.

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

     In March 2005, we executed an Amended and Restated Management Agreement, dated as of March 1, 2005, with Seneca. If we terminate the management agreement without cause or because we decide to manage our company internally then we may have to pay a significant fee to Seneca. The amount of the termination fee shall be equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by Seneca during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference (if any) resulting from thirty-six (36) minus the number of months (rounded to the nearest whole month) between the effective date of the management agreement and the termination date, and the denominator is thirty-six (36). After March 2008, there would be no termination or internalization fees.

     The actual amount of such fee cannot be known at this. Paying this fee would reduce significantly the cash available for distribution to our stockholders and might cause us to suffer a net operating loss. Consequently, terminating the management agreement might not be advisable even if we determine that it would be more efficient to operate with an internal management structure or if we are otherwise dissatisfied with Seneca’s performance.

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

     In addition to managing us and having one of its officers as a member of our board, Seneca provides advice on our operating policies and strategies. Seneca may also cause us to engage in future transactions with Seneca and its affiliates, subject to the approval of, or guidelines approved by, the independent members of our board of directors. Our directors, however, rely primarily on information supplied by Seneca in reaching their determinations. Accordingly, Seneca has significant influence over our affairs, and may cause us to engage in transactions that are not in our or our stockholders’ best interests.

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

     Seneca may be entitled to substantial fees pursuant to the management agreement. Seneca’s base management compensation is calculated as a percentage of our applicable average net worth. Seneca’s incentive compensation is calculated as a tiered percentage of the excess of our return on assets for any fiscal year exceeds the threshold return and is indeterminable in advance of a particular period. Since future payments of base management compensation, incentive compensation and expense reimbursements are determined at future dates based upon our then-applicable average net worth, results of operations and actual expenses incurred by Seneca, such fees and expense reimbursements cannot be estimated with mathematical certainty. Any base management compensation, incentive compensation or expense reimbursements payable to Seneca may be materially greater or less than the historical amounts and we can provide no assurance at this time as to the amount of any such base management compensation, incentive compensation or expense reimbursements that may be payable to Seneca in the future.

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

     Our policy is to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.

Our declared cash distributions may force us to liquidate mortgage-backed securities or borrow additional funds.

     From time to time, our board of directors will declare cash distributions. These distribution declarations are irrevocable. If we do not have sufficient cash to fund distributions, we will need to liquidate mortgage- backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our margin lending facility to pay the distribution. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses. Additionally, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.

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

•	Ownership Limit. In order to preserve our status as a REIT under the Internal Revenue Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common and preferred stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting our company from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act would be applicable to business combinations between our company and interested stockholders.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then, subject to certain conditions and limitations, the corporation may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

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

     Subject to Rule 144 volume limitations applicable to our affiliates, substantially all of our 38,228,817 shares of common stock outstanding as of March 31, 2005 are eligible for immediate resale by their holders. If any of our stockholders were to sell a large number of shares in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary component of our market risk is interest rate risk as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake or to which we are exposed.

Interest Rate Risk

     We are subject to interest rate risk in connection with our investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and our derivative contracts.

Effect on Net Interest Income

     We fund our investments in some long-term, fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such fixed-rate and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This effect results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

     As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts and interest rate swaps. Hedging techniques are based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity is also limited by the asset and sources-of-income requirements applicable to us as a REIT.

Extension Risk

     We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of March 31, 2005, 96.1% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

     We also invest in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, that are based on mortgages that are typically subject to periodic and lifetime interest rate caps. These caps limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages that are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of caps could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

     We fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between our mortgage assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above and in Note 10 to our financial statements included in Item 1of this Quarterly Report on Form 10-Q.

     Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our expectations.

Prepayment Risk

     Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate mortgage-backed securities with “teaser” rates, we may obtain some in the future that would expose us to this prepayment risk. In addition, we currently own mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted.

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

     The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities at March 31, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$116.1	$114.5	$111.8	$108.3
Change in fair value	$1.6	—	$(2.7)	$(6.2)
Change as a percent of fair value	1.4%	—	(2.4)%	(5.4)%

Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,358.5	$4,285.4	$4,187.5	$4,070.0
Change in fair value	$73.1	—	$(97.9)	$(215.4)
Change as a percent of fair value	1.7%	—	(2.3)%	(5.0)%

Balloon Mortgage-Backed Securities
Fair value	$54.1	$53.2	$52.1	$50.8
Change in fair value	$0.9	—	$(1.1)	$(2.4)
Change as a percent of fair value	1.7%	—	(2.1)%	(4.5)%

Other Mortgage-Backed Securities
Fair value	$5.5	$5.6	$5.7	$5.7
Change in fair value	(0.1)	—	0.1	0.1
Change as a percent of fair value	(1.8)%	—	1.8%	1.8%

Total Mortgage-Backed Securities
Fair value	$4,534.2	$4,458.7	$4,357.1	$4,234.8
Change in fair value	$75.5	—	$(101.6)	$(223.9)
Change as a percent of fair value	1.7%	—	(2.3)%	(5.0)%

Repurchase Agreements (1)
Fair value	$4,034.9	$4,034.9	$4,034.9	$4,034.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Junior Subordinated Notes
Fair value	$50.0	$50.0	$50.0	$50.0
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Hedge Instruments
Fair value	$(0.1)	$15.4	$30.7	$46.0
Change in fair value	$(15.5)	—	$15.3	$30.6
Change as a percent of fair value	nm	—	nm	nm

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

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

Item 4. Controls and Procedures.

   Conclusion Regarding Disclosure Controls and Procedures

     As of March 31, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

   Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     At March 31, 2005, there were no pending legal proceedings to which we were party or of which any of our properties were subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On February 4, 2005, we issued 84,462 shares of our common stock to Seneca Capital Management LLC, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

Item 3. Defaults Upon Senior Notes.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None.

Item 6. Exhibits.

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

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2005

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 10, 2005

EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.

     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement (4)

3.2	Second Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

10.1	Amended and Restated Management Agreement, dated as of March 1, 2005, by and between the Registrant and Seneca Capital Management LLC (7)

10.2	Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3†	2003 Stock Incentive Plan (1)

10.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6†	2003 Outside Advisors Stock Incentive Plan of the Registrant (1)

10.7†	Form of Non-Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8†	Form of Indemnity Agreement (1)

10.9†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda (1)

10.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11†	Form of Restricted Stock Award Agreement for Seneca (3)

10.12	Controlled Equity Offering Sales Agreement dated February 7, 2005 between Luminent Mortgage Capital, Inc. and Cantor Fitzgerald & Co. (6)

10.13†	Letter Agreement dated March 8, 2005 between Luminent Mortgage Capital, Inc. and S. Trezevant Moore, Jr. (8)

31.1 *	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981), which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our registration statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities Act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.