Form 10-Q
period 2005-06-30
LUMINENT MORTGAGE CAPITAL INC
filed 2005-08-09
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1694835
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

One Market, Spear Tower, 30th Floor, San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 978-3000
(Registrant’s Telephone Number, Including Area Code)
Former Address: 909 Montgomery Street, Suite 500, San Francisco, California, 94133
Former Telephone Number: (415) 486-2110
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
     The number of shares of common stock outstanding on July 29, 2005, was 40,554,642.

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
          Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;
•	changes in interest rates and mortgage prepayment rates;
•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;
•	potential impacts of our leveraging policies on our net income and cash available for distribution;
•	the ability of our board of directors to change our operating policies and strategies without stockholder approval or notice to you;
•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	the fact that Seneca could be motivated to recommend riskier investments in an effort to maximize its incentive compensation under its management agreement with us;
•	potential conflicts of interest arising out of our relationship with Seneca, on the one hand, and Seneca’s relationships with other third parties, on the other hand;
•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities, and shares of other REITs as well as other investments;
•	your inability to review the assets that we will acquire with the net proceeds of any securities we offer before you purchase our securities; and
•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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
FINANCIAL INFORMATION
     Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS
Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2005	2004
Assets:
Cash and cash equivalents	$23,732	$10,581
Mortgage-backed securities available-for-sale, at fair value	694,971	186,351
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,404,864	4,641,604
Interest receivable	19,778	18,861
Principal receivable	18,935	13,426
Derivatives, at fair value	6,014	7,900
Other assets	4,070	1,105

Total assets	$5,172,364	$4,879,828

Liabilities:
Repurchase agreements	$4,191,025	$4,436,456
Unsettled securities purchases	471,128	—
Junior subordinated notes	49,964	—
Cash distributions payable	10,841	15,959
Derivatives, at fair value	—	1,073
Accrued interest expense	16,155	17,333
Management compensation payable, incentive compensation payable, and other related party liabilities	1,315	2,952
Accounts payable and accrued expenses	682	552

Total liabilities	4,741,110	4,474,325

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 40,151,117 and 37,113,011 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	40	37
Additional paid-in capital	510,720	478,457
Deferred compensation	(3,243)	(2,207)
Accumulated other comprehensive loss	(67,379)	(61,368)
Accumulated distributions in excess of accumulated earnings	(8,884)	(9,416)

Total stockholders’ equity	431,254	405,503

Total liabilities and stockholders’ equity	$5,172,364	$4,879,828

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2005	2004	2005	2004
Revenues:
Net interest income:
Interest income	$42,463	$27,218	$84,978	$47,422
Interest expense	32,098	9,190	52,637	16,017

Net interest income	10,365	18,028	32,341	31,405

Other income (losses):
Other losses	(899)	—	(899)	—

Expenses:
Management compensation expense to related party	1,082	1,086	2,180	1,873
Incentive compensation expense to related parties	403	1,250	873	2,096
Salaries and benefits	648	110	856	206
Professional services	514	228	1,076	645
Board of directors expense	116	63	235	119
Insurance expense	137	137	275	357
Custody expense	143	94	194	161
Other general and administrative expenses	249	106	610	194

Total expenses	3,292	3,074	6,299	5,651

Net income	$6,174	$14,954	$25,143	$25,754

Net income per share — basic	$0.16	$0.41	$0.67	$0.83

Net income per share — diluted	$0.16	$0.41	$0.67	$0.83

Weighted-average number of shares outstanding — basic	38,176,274	36,814,000	37,694,382	30,945,868

Weighted-average number of shares outstanding — diluted	38,351,238	36,843,531	37,780,366	30,979,363

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Distributions
	Common Stock		Additional		Accumulated	in Excess of
		Par	Paid-in	Deferred	Other	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Compensation	Comprehensive Loss	Earnings	Income/(Loss)	Total
Balance, January 1, 2005	37,113	$37	$478,457	$(2,207)	$(61,368)	$(9,416)		$405,503

Net income						25,143	$25,143	25,143

Mortgage-backed securities Available-for-sale, fair value adjustment					(1,236)		(1,236)	(1,236)

Derivatives, fair value adjustment					(2,566)		(2,566)	(2,566)

Futures contracts, net realized losses					(2,209)		(2,209)	(2,209)

Comprehensive income							$19,132

Distributions to stockholders						(24,611)		(24,611)

Issuance of common stock	3,038	3	32,261	(2,048)				30,216

Amortization of stock options			2					2

Amortization of restricted common stock				1,012				1,012

Balance, June 30, 2005	40,151	$40	$510,720	$(3,243)	$(67,379)	$(8,884)		$431,254

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$25,143	$25,754
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on mortgage-backed securities available-for-sale	12,801	14,715
Amortization of stock options	2	3
Ineffectiveness gains on cash flow hedges	(777)	(1,411)
Losses on derivative contracts	899	—
Changes in operating assets and liabilities:
Decrease/(increase) in interest receivable, net of purchased interest	1,818	(1,212)
Increase in other assets	(4,001)	(1,749)
Increase in accounts payable and accrued expenses	185	1,652
(Decrease)/increase in accrued interest expense	(1,178)	3,809
Increase in management compensation payable, incentive compensation payable and other related party liabilities	541	3,057

Net cash provided by operating activities	35,433	44,618

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(551,394)	(2,789,013)
Principal payments of mortgage-backed securities	728,361	485,042

Net cash provided by (used in) investing activities	176,967	(2,303,971)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,030	157,508
Borrowings under repurchase agreements	8,333,222	18,054,023
Principal payments on repurchase agreements	(8,578,653)	(15,940,124)
Distributions to stockholders	(29,729)	(15,700)
Borrowing under junior subordinated notes, net of debt issuance costs	49,964	—
Borrowing under note payable, net	—	202
Amortization of net realized gains on Eurodollar futures contracts	(2,194)	—
Realized gains/(losses) on Eurodollar futures contracts	(15)	1,922
Purchases of derivative contracts	(1,874)	—

Net cash (used in) provided by financing activities	(199,249)	2,257,831

Net increase (decrease) in cash and cash equivalents	13,151	(1,522)
Cash and cash equivalents, beginning of the period	10,581	7,219

Cash and cash equivalents, end of the period	$23,732	$5,697

Supplemental disclosure of cash flow information:
Interest paid	$59,986	$13,255

Non-cash investing and financing activities:
Increase/(decrease) in unsettled security purchases	$471,128	$(156,127)
(Increase)/decrease in principal receivable	(5,509)	(12,545)
Incentive compensation payable settled through issuance of restricted common stock	2,178	1,066
Accounts payable and accrued expenses settled through issuance of restricted common stock	55	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	(1,036)	(725)
See notes to condensed consolidated financial statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Luminent Mortgage Capital, Inc., Luminent, or the Company, is a real estate investment trust which, together with its subsidiaries, invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate, hybrid adjustable-rate and fixed rate mortgage-backed securities.
          Seneca Capital Management LLC, or the Manager, manages the Company’s spread investment portfolio pursuant to a management agreement.
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
          Descriptions of the significant accounting policies of the Company are included in Note 2 to the financial statements in the Company’s 2004 Annual Report on Form 10-K. There have been no significant changes to these policies during 2005. See description of newly adopted and newly applicable accounting policies below.
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
Purchased Beneficial Interests
          The Company purchases certain beneficial interests in securitized financial assets required to be accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Purchased beneficial interests are carried on the balance sheet at fair value and are included in mortgage-backed securities available-for-sale. In the event that a security becomes impaired, the cost of the security is written down and the difference is reflected in current earnings. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of a security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and could result in an increase or decrease in the yield used to record interest income or could result in an impairment charge.
Share-based Compensation
          In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company adopted this statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors. Adoption of SFAS No. 123(R) did not affect the accounting for restricted common stock issued to the Manager, and did not have a material impact on the Company’s financial condition or results of operations.
Derivative Financial Instruments
          The Company may enter into a variety of derivative contracts, including futures contracts, swaption contracts and interest rate swap contracts, as a means of mitigating the Company’s interest rate risk on forecasted interest expense. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. All qualifying hedge instruments are carried on the balance sheet at fair value and any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the statement of operations during the period in which it arises. Hedge instruments that do not qualify for hedge accounting under SFAS No. 133 are carried on the balance sheet at fair value and the change in the fair value of the hedging instrument is recognized in other losses.
NOTE 2—MORTGAGE-BACKED SECURITIES
          The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at June 30, 2005, which are carried at fair value:

					Total
	Adjustable-	Hybrid	Balloon		Mortgage-
	Rate	Adjustable-Rate	Maturity	Other	Backed
	Securities	Securities	Securities	Securities	Securities
(in thousands)
Amortized cost	$103,359	$4,931,667	$54,902	$80,441	$5,170,369
Unrealized gains	15	2,116	—	601	2,732
Unrealized losses	(1,283)	(70,400)	(1,269)	(314)	(73,266)

Fair value	$102,091	$4,863,383	$53,633	$80,728	$5,099,835

% of total	2.0%	95.4%	1.0%	1.6%	100.0%
          The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2004, which are carried at fair value:

				Total
	Adjustable-	Hybrid	Balloon	Mortgage-
	Rate	Adjustable-Rate	Maturity	Backed
	Securities	Securities	Securities	Securities
(in thousands)
Amortized cost	$127,360	$4,714,759	$55,134	$4,897,253
Unrealized gains	33	739	—	772
Unrealized losses	(1,618)	(67,340)	(1,112)	(70,070)

Fair value	$125,775	$4,648,158	$54,022	$4,827,955

% of total	2.6%	96.3%	1.1%	100.0%

          The Company’s portfolio of other mortgage-backed securities available-for-sale at June 30, 2005, included beneficial interests in securitized financial assets that the Company purchased from third parties. At June 30, 2005 and December 31, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities.
          At June 30, 2005 and December 31, 2004, 68.4% and 61.4%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.
          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities at June 30, 2005, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$650,068	$641,026	3.73%
Greater than one year and less than five years	4,458,971	4,397,598	4.45
Greater than five years	61,330	61,211	5.18

Total	$5,170,369	$5,099,835	4.37%

          The following table summarizes the Company’s mortgage–backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

          The weighted-average lives of the mortgage-backed securities at June 30, 2005 and December 31, 2004, in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.
          The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

          The following table shows the fair value of the Company’s investments and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less than 12 Months		12 Months or More		Total
				Gross		Gross
	Fair	Gross	Fair	Unrealized	Fair	Unrealized
	Value	Unrealized Losses	Value	Losses	Value	Losses
(in thousands)
Agency-backed mortgage-backed securities	$1,235,304	$(8,948)	$1,814,598	$(34,833)	$3,049,902	$(43,781)

Non-agency-backed mortgage-backed securities	583,248	(7,704)	980,838	(21,782)	1,564,086	(29,486)

Total temporarily impaired Securities	$1,818,552	$(16,652)	$2,795,436	$(56,615)	$4,613,988	$(73,267)

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

          At June 30, 2005, 99.1% of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. At December 31, 2004, all of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis and is solely attributed to changes in interest rates. At June 30, 2005 and December 31, 2004, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at June 30, 2005 or December 31, 2004, are other-than-temporarily impaired.

NOTE 3—REPURCHASE AGREEMENTS AND OTHER BORROWINGS
          The Company has entered into repurchase agreements with third party financial institutions to finance the purchase of most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At June 30, 2005 and December 31, 2004, the Company had repurchase agreements with an outstanding balance of $4.2 billion and $4.4 billion, respectively, and with weighted-average interest rates of 3.31% and 2.38%, respectively. At June 30, 2005 and December 31, 2004, securities pledged as collateral for repurchase agreements had estimated fair values of $4.4 billion and $4.6 billion, respectively.
          At June 30, 2005, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 421
	less)	days	days	days	Total
(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$299,887	$2,224,390	$453,108	$2,977,385
Fair market value of securities sold, including accrued interest	—	297,223	2,193,735	446,438	2,937,396
Repurchase agreement liabilities associated with these securities	—	283,680	2,077,708	424,032	2,785,420
Weighted-average interest rate of repurchase agreement liabilities	0.00%	3.24%	3.35%	3.10%	3.30%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$160,900	$919,517	$432,621	$1,513,038
Fair market value of securities sold, including accrued interest	—	157,918	903,263	423,721	1,484,902
Repurchase agreement liabilities associated with these securities	—	149,736	852,530	403,339	1,405,605
Weighted-average interest rate of repurchase agreement liabilities	0.00%	3.25%	3.36%	3.34%	3.34%
Total:
Amortized cost of securities sold, including accrued interest	$—	$460,787	$3,143,907	$885,729	$4,490,423
Fair market value of securities sold, including accrued interest	—	455,141	3,096,998	870,159	4,422,298
Repurchase agreement liabilities associated with these securities	—	433,416	2,930,238	827,371	4,191,025
Weighted-average interest rate of repurchase agreement liabilities	0.00%	3.24%	3.35%	3.22%	3.31%

          At December 31, 2004, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 602
	less)	days	days	days	Total
(in thousands)
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$20,203	$153,656	$1,017,753	$1,702,727	$2,894,339
Fair market value of securities sold, including accrued interest	20,010	152,100	1,005,208	1,677,425	2,854,743
Repurchase agreement liabilities associated with these securities	19,058	144,512	956,307	1,596,914	2,716,791
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.41%	2.35%	2.37%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$17,795	$53,278	$998,982	$763,429	$1,833,484
Fair market value of securities sold, including accrued interest	17,555	52,706	982,301	752,376	1,804,938
Repurchase agreement liabilities associated with these securities	16,719	50,132	936,901	715,913	1,719,665
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.27%	2.44%	2.35%	2.35%
Total:
Amortized cost of securities sold, including accrued interest	$37,998	$206,934	$2,016,735	$2,466,156	$4,727,823
Fair market value of securities sold, including accrued interest	37,565	204,806	1,987,509	2,429,801	4,659,681
Repurchase agreement liabilities associated with these securities	35,777	194,644	1,893,208	2,312,827	4,436,456
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.43%	2.35%	2.38%

          At June 30, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$9,334	337
Bear Stearns & Co.	67,820	82
Countrywide Securities Corporation	9,078	58
Deutsche Bank Securities Inc.	43,373	107
Goldman Sachs & Co.	13,435	60
Greenwich Capital Markets	6,652	105
Lehman Brothers Inc.	3,574	62
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	8,317	70
Morgan Stanley & Co. Inc.	1,331	68
Nomura Securities International, Inc.	9,487	67
Salomon Smith Barney	9,427	218
UBS Securities LLC	20,079	240
Wachovia Securities, LLC	13,541	68

Total	$215,448	121

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.
          At December 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$11,970	61
Bear Stearns & Co.	60,106	100
Countrywide Securities Corporation	4,534	115
Deutsche Bank Securities Inc.	42,589	142
Goldman Sachs & Co.	23,489	51
Lehman Brothers, Inc.	4,244	151
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	8,509	125
Morgan Stanley & Co. Inc.	2,039	124
Nomura Securities International, Inc.	9,355	114
Salomon Smith Barney	12,151	69
UBS Securities LLC	23,413	314
Wachovia Securities, LLC	3,493	154

Total	$205,892	133

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.
          The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, will be agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at June 30, 2005 or December 31, 2004.
NOTE 4—CAPITAL STOCK AND NET INCOME PER SHARE
          At June 30, 2005 and December 31, 2004, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2005 and December 31, 2004, 40,151,117 and 37,113,011 shares of common stock, respectively, were outstanding and no shares of preferred shock were outstanding.
          In June 2004, the Company reserved 10,000,000 shares of common stock for issuance in connection with the payment of incentive compensation under the Company’s Management Agreement dated as of June 11, 2003 with the Manager. At June 30, 2005 and December 31, 2004, 9,641,649 shares and 9,726,111 shares, respectively, remained reserved for this purpose. On March 26, 2005, effective as of March 1, 2005, the Company and the Manager entered into an Amended and Restated Management Agreement. Under the Amended and Restated Management Agreement, none of the incentive compensation payable to the Manager will be payable in the Company’s common stock. On August 3, 2005, the Company unreserved the remaining unissued shares that had been reserved for the payment of incentive compensation. These shares are now deemed authorized but unissued and unreserved shares of common stock of the Company.
          On January 3, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At June 30, 2005, total proceeds of up to $468.9 million remain available to the Company to offer and sell under this shelf registration statement.
          On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which the Company may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the six months ended June 30, 2005, the Company sold approximately 2.8 million shares of common stock pursuant to this Agreement and the Company received proceeds, net of commissions and other offering costs, of approximately $30.0 million.
          On June 3, 2005, the Company filed a registration statement on Form S-3 with the SEC to register the Company’s Direct Stock Purchase and Dividend Reinvestment Plan, or the “Plan”. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in shares of the Company. At June 30, 2005, no sales of common stock through the Plan had occurred.
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

          The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2005:

	For the Three Months		For the Six Months
	Ended June 30, 2005		Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$6,174	$6,174	$25,143	$25,143

Weighted-average number of common shares outstanding	38,176,274	38,176,274	37,694,382	37,694,382
Additional shares due to assumed conversion of dilutive instruments	—	174,964	—	85,894

Adjusted weighted-average number of common shares outstanding	38,176,274	38,351,238	37,694,382	37,780,366

Net income per share	$0.16	$0.16	$0.67	$0.67

          The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2004:

	For the Three Months		For the Six Months
	Ended June 30, 2004		Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$14,954	$14,954	$25,754	$25,754

Weighted-average number of common shares outstanding	36,814,000	36,814,000	30,945,868	30,945,868
Additional shares due to assumed conversion of dilutive instruments	—	29,531	—	33,495

Adjusted weighted-average number of common shares outstanding	36,814,000	36,843,531	30,945,868	30,979,363

Net income per share	$0.41	$0.41	$0.83	$0.83

NOTE 5—2003 STOCK INCENTIVE PLANS
          The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 to 2,000,000 and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company, or individual consultants, or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the Compensation Committee.

     The following table illustrates the common stock available for grant at June 30, 2005:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	216,666	—	216,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,633,334	150,000	1,783,334

          At June 30, 2005, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the six months ended June 30, 2005:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

          The following table summarizes certain information about stock options outstanding at June 30, 2005:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Life (in	Exercise	of	Exercise
Exercise Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	8.3	$13.00	1,667	$13.00
$14.01-$15.00	50,000	8.1	15.00	16,667	15.00

$13.00-$15.00	55,000		$14.82	18,334	$14.82

          The following table illustrates the changes in nonvested stock options during the six months ended June 30, 2005:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	36,666	$0.22
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, end of the period	36,666	$0.22

          Total stock-based employee compensation expense related to stock option awards for the three months ended June 30, 2005 and 2004, was $1 thousand and $2 thousand, respectively. Total stock-based employee compensation expense related to stock option awards for the six months ended June 30, 2005 and 2004, was $2 thousand and $3 thousand, respectively. At June 30, 2005, stock-based employee compensation expense of $1 thousand related to nonvested stock options is expected to be recognized over a weighted-average period of 1.1 years.
          The following table illustrates the changes in common stock awards during the six months ended June 30, 2005:

		Weighted-
	Number of	Average Issue
	Common Shares	Price
Outstanding, beginning of period	25,122	$12.06
Issued	131,707	11.37
Repurchased	—	—

Outstanding, end of period	156,829	$11.48

          The following table illustrates the changes in nonvested common stock awards during the six months ended June 30, 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Common Shares	Fair Value
Nonvested, beginning of the period	25,122	$12.06
Granted	131,707	11.37
Vested	(1,566)	12.67
Repurchased	—	—

Nonvested, end of the period	155,263	$11.47

          Total stock-based employee compensation expense related to common stock awards for the three months ended June 30, 2005 and 2004, was $118 thousand and $15 thousand, respectively. Total stock-based employee compensation expense related to common stock awards for the six months ended June 30, 2005 and 2004, was $139 thousand and $24 thousand, respectively. At June 30, 2005, stock-based employee compensation expense of $1.6 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 2.0 years.
NOTE 6—THE MANAGEMENT AGREEMENT
          The Company entered into an Amended and Restated Management Agreement, dated as of March 1, 2005, or New Management Agreement, with the Manager that provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:
•	base management compensation equal to a percentage of the Company’s applicable average net worth, as defined in the New Management Agreement, paid quarterly in arrears, calculated at the following rates per annum: (1) 0.90% of the first $750 million; plus (2) 0.70% of the next $750 million; plus (3) 0.50% of the amount in excess of $1.5 billion;

•	incentive management compensation equal to a percentage of applicable average net worth, as defined in the New Management Agreement, paid annually, calculated at the following rates per annum: (1) 0.35% for the first $750 million of applicable average net worth; (2) 0.20% for the next $750 million of applicable average net worth; and (3) 0.15% for the applicable average net worth in excess of $1.5 billion) if the return on assets, as defined in the New Management Agreement, for any such fiscal year exceeds the threshold return, defined as the average of the weekly values for any period of the sum of (i) the 10-year U.S. Treasury rate for such period and (ii) two percent (2%); and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.
          Under the New Management Agreement, the base management compensation and incentive management compensation are paid to the Manager by the Company in cash. Base management and incentive compensation are only earned by the Manager for assets which are managed by the manager.
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
          The base management compensation for the three and six months ended June 30, 2005, was $1.1 million and $2.2 million, respectively. No incentive compensation was earned by the Manager for the three months and six months ended June 30, 2005. Incentive compensation expense was $403 thousand and $873 thousand for the three and six months ended June 30, 2005, respectively, and relates to restricted common stock awards granted for incentive compensation earned by the Manager in prior periods that vested during the current periods.
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
          The base management compensation for the three and six months ended June 30, 2004 was $1.1 million and $1.9 million, respectively.
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
          For the three months ended June 30, 2004, total incentive compensation earned by the Manager was $1.8 million, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $923 thousand for the three months ended June 30, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $141 thousand.
          For the six months ended June 30, 2004, total incentive compensation earned by the Manager was $3.1 million, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $1.6 million for the six months ended June 30, 2004, was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $240 thousand.
          In accordance with the terms of his employment agreement, the Company’s chief financial officer is eligible to earn incentive compensation. The incentive compensation is accounted for in the same manner as the incentive compensation earned by Seneca; however, at the measurement date of the incentive compensation earned by the chief financial officer for a given fiscal year, an adjustment is made to the cumulative awards and the awards are recorded at the final grant date fair value in accordance with SFAS No. 123(R). No incentive compensation was earned by the chief financial officer for the three and six months ended June 30, 2005. Incentive compensation expense of $16 thousand for the three months ended June 30, 2005 relates to restricted common stock awards granted for incentive compensation earned by the chief financial officer in prior periods that vested during the period. For the six months ended June 30, 2005, incentive compensation expense relating to awards granted for incentive compensation earned by the chief financial officer in prior periods that vested during the period was less than $1 thousand. This balance reflects the adjustment made to the final grant date fair value of the chief financial officer’s 2004 cumulative awards.
          The chief financial officer earned incentive compensation of $92 thousand and $157 thousand for the three and six months ended June 30, 2004, respectively. This incentive compensation was payable one-half in cash and one-half in the form of a restricted common stock award under the Company’s 2003 Stock Incentive Plan. The shares vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive compensation of $46 thousand and $79 thousand for the three and six months ended June 30, 2004, respectively, was expensed in the period incurred. In addition, $7 thousand and $12 thousand for the three and six months ended June 30, 2004, respectively, related to the restricted common stock portion of the incentive compensation was expensed.
NOTE 7—RELATED PARTY TRANSACTIONS
          At June 30, 2005 and December 31, 2004, the Company was indebted to the Manager for base management fees of $1.1 million. At June 30, 2005, the Company was not indebted to the Manager for any incentive compensation and at December 31, 2004, the Company was indebted to the Manager for incentive compensation of $1.6 million. The Company was indebted to the Manager for reimbursement of expenses of $2 thousand at June 30, 2005, and was indebted to the Manager for reimbursement of expense of $3 thousand at December 31, 2004. At June 30, 2005, the Company was not indebted to the Company’s chief financial officer for incentive compensation and at December 31, 2004, the Company was indebted to the Company’s chief financial officer for incentive compensation of $167 thousand. The Company was indebted to the officers and employees of the Company for bonuses and expense reimbursement of $224 thousand and $10 thousand at June 30, 2005, and December 31, 2004, respectively. These amounts are included in management fee payable, incentive compensation payable and other related party liabilities.
          The Manager’s financial relationship with the Company was governed by the Prior Management Agreement and is now governed by the New Management Agreement. Under the New Management Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At June 30, 2005, $3 thousand was payable to the Manager pursuant to the cost-sharing agreement. At December 31, 2004, no expenses were payable to the Manager pursuant to the cost-sharing agreement. During the three and six months ended June 30, 2005, the Company paid the Manager $10 thousand and $17 thousand pursuant to the cost-sharing agreement, respectively. During the three and six months ended June 30, 2004, the Company paid the Manager $6 thousand and $12 thousand pursuant to the cost-sharing agreement, respectively. The Company will pay all other expenses on behalf of the Company, and will reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the New Management Agreement.
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale, futures contracts and interest rate contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, unsettled securities purchases and accrued interest expense approximates cost at June 30, 2005 and December 31, 2004 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $51.6 million and $52.1 million at June 30, 2005, respectively.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
          The following is a summary of the components of accumulated other comprehensive loss at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
(in thousands)
Net unrealized losses on mortgage-backed securities available-for-sale	$(70,534)	$(69,297)
Net deferred realized and unrealized gains on cash flow hedges	3,155	7,929

Accumulated other comprehensive loss	$(67,379)	$(61,368)

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Company seeks to manage its interest rate risk exposure and protect the Company’s repurchase agreement liabilities against the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts and interest rate swap contracts to manage this interest rate risk.
          The following table is a summary of derivative instruments held at June 30, 2005:

Estimated
Fair Value
(in thousands)
Eurodollar futures contracts sold short	$2,749
Interest rate swap contracts	2,290
Swaption contracts	975
          The following table is a summary of derivative instruments held at December 31, 2004:

Estimated
Fair Value
(in thousands)
Eurodollar futures contracts sold short	$(1,073)
Interest rate swap contracts	7,900
          Cash Flow Hedging Strategies
          Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At June 30, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure was 6.8 years and 15 months, respectively.

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
          During the three months ended June 30, 2005 and 2004, losses of $120 thousand and gains of $2.0 million, respectively, were recognized in interest expense due to hedge ineffectiveness. During the six months ended June 30, 2005 and 2004, gains of $472 thousand and $2.0 million, respectively, were recognized in interest expense due to hedge ineffectiveness. During the three months ended June 30, 2005, interest expense increased by $2.5 million of amortization of net realized losses on Eurodollar futures contracts and decreased by $2.4 million of net interest income received from swap contract counterparties. During the six months ended June 30, 2005, interest expense was decreased by $2.2 million of amortization of net realized gains on Eurodollar futures contracts and $3.2 million of net interest income received from swap contract counterparties. During both the three and six months ended June 30, 2004, interest expense increased by $412 thousand of amortization of realized losses on futures contracts and by $511 thousand of net interest expense paid to swap contract counterparties. Based upon the combined amounts of $799 thousand of net deferred realized losses and $1.9 million of net unrealized gains from Eurodollar futures contracts included in accumulated other comprehensive income and loss at June 30, 2005, the Company expects to recognize lower interest expense during the remainder of 2005 through part of 2007. This amount could differ from amounts actually realized due to changes in the benchmark rate between June 30, 2005, and when the Eurodollar futures contracts sold short at June 30, 2005, are covered, as well as the addition of other hedges subsequent to June 30, 2005.
          Free Standing Derivatives
          The Company had swaption contracts outstanding at June 30, 2005, that were not designated as hedges under SFAS No. 133. The contracts are carried on the balance sheet at fair value and the change in the fair value of the contracts in an amount of $899 thousand for the three months ended June 30, 2005, was recognized in other expense. At December 31, 2004, the Company had not entered into swaption contracts.

NOTE 11—PREFERRED SECURITIES OF SUBSIDIARY TRUST AND JUNIOR SUBORDINATED NOTES
          On March 15, 2005, the Trust issued 50,000 Floating Rate Preferred Securities, or Preferred Securities, for gross proceeds of $50.0 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the Common Securities of the Trust were invested by the Trust in $51.6 million aggregate principal amount of Junior Subordinated Notes issued by the Company. The Junior Subordinated Notes are the sole assets of the Trust and are due March 31, 2035, and bear interest at the fixed rate of 8.16% per annum commencing on March 15, 2005, through March 30, 2010. Thereafter, the Junior Subordinated Notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. Interest is payable quarterly.
          The Junior Subordinated Notes are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010, at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax matters, the Company may redeem the Junior Subordinated Notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest.
          The holders of the Preferred Securities and the Common Securities, or Trust Securities, are entitled to receive distributions at the fixed rate of 8.16% per annum of the stated liquidation amount of $1,000 per security commencing on March 15, 2005, through March 30, 2010. Thereafter, the Trust Securities are entitled to receive distributions at a variable rate equal to three-month LIBOR plus 3.75% per annum of the stated liquidation amount of $1,000 per security through maturity. Distributions are payable quarterly. The Trust Securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity of the Junior Subordinated Notes.
          Unamortized deferred issuance costs associated with the Junior Subordinated Notes amounted to $1.6 million at June 30, 2005, and are being amortized using the effective yield method over the term of the Junior Subordinated Notes. There was no unpaid interest on the Junior Subordinated Notes at June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-Q Report. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “anticipate,” “estimate,” “may,” “will,” or “could” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-Q Report, our actual results may differ materially from those anticipated in such forward-looking statements.
General
          Luminent Mortgage Capital, Inc. is a real estate investment trust, or REIT, headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003, after completing a private placement of our common stock. In 2005, we expanded our mortgage investment strategy to include mortgage loan origination and securitization, as well as investments in mortgage-backed securities that have credit ratings of A or below
          Using these investment strategies, we seek to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.
          Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:
•	interest rate trends;

•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;

•	highly competitive markets for investment opportunities; and

•	other market developments.
          In addition, several factors relating to our business may also impact our financial condition and operating performance. These factors include:
•	overall leverage of our portfolio;

•	access to funding and adequate borrowing capacity;

•	increases in our borrowing costs;

•	the ability to use derivatives to mitigate our interest rate and prepayment risks;

•	the market value of our investments; and

•	compliance with REIT requirements and the requirements to qualify for an exemption under the Investment Company Act of 1940.

          Refer to “Risk Factors” for additional discussion regarding these and other risk factors that affect our business. Refer to “Interest Rate Risk” of Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.
Critical Accounting Policies
          Our financial statements are prepared in accordance with GAAP, which require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our financial statements included in Item 8 of our 2004 Annual Report on Form 10-K for a more complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:
     Classifications of Investment Securities
          Our investments in mortgage-backed securities are classified as available-for-sale securities, which are carried on the balance sheet at their fair value. The classification of the securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If available-for-sale securities were classified as trading securities, we could experience substantially greater volatility in income or loss from period to period.
     Valuations of Mortgage-backed Securities
          Our mortgage-backed securities have fair values based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, management makes certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.
          When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If management determines an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded as a reduction of current earnings (as if the loss had been realized in the period of impairment).
          Management considers several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and the continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.
          The determination of other-than-temporary impairment is evaluated at least quarterly. If future evaluations conclude that impairment is other-than-temporary, we may need to realize a loss that would have an impact on income.
     Interest Income Recognition
          Interest income on our mortgage-backed securities is accrued based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income. Purchased beneficial interests in securitized financial assets are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in an impairment charge.
     Accounting for Derivative Financial Instruments and Hedging Activities
          Our policies permit us to enter into derivative contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with forecasted rollover/reissuance rates of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged items, for a future time period.
          At June 30, 2005, we have engaged in short sales of Eurodollar futures contracts to mitigate our interest rate risk for the specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or provide funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts.
          At June 30, 2005, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by the maturity of the swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency.
          The futures and interest rate swap contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, we assess effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, is recorded in other comprehensive income or loss. Realized gains and losses on futures contracts are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses on interest rate swap contracts are reclassified into earnings as an adjustment to interest expense during the period subsequent to the swap repricing date through the remaining maturity of the swap. For REIT taxable net income purposes, realized gains and losses on futures and interest rate swap contracts are reclassified into earnings immediately when positions are closed or have expired.
          We are not required to account for the futures and interest rate swap contracts using hedge accounting as described above. If we decided not to designate the futures and interest rate swap contracts as hedges and to monitor their effectiveness as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings.
          At June 30, 2005, we have entered into swaption contracts that did not meet the criteria to be designated as hedges. Changes in fair value of these instruments are recorded in the statement of operations. If we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in the statement of operations, potentially resulting in increased volatility in our earnings.
Management Incentive Compensation Expense
          On March 26, 2005, we entered into an Amended and Restated Management Agreement, or New Management Agreement, as of March 1, 2005, with Seneca, which supersedes the Management Agreement as of June 11, 2003, or Prior Management Agreement. The New Management Agreement provides for the payment of incentive compensation to Seneca if our financial performance exceeds certain benchmarks. During each quarter of the fiscal year, we will calculate the incentive compensation expense on a cumulative basis, making any necessary adjustments for amounts that were recognized in previous quarters. As a result, if we experience poor quarterly performance in a particular quarter and this performance causes the cumulative incentive compensation expense for the current quarter to be lower than the cumulative incentive compensation for the prior quarter, we will record a negative incentive compensation expense in the current quarter. The incentive compensation is payable annually in cash and is accrued and expensed during the period for which it is calculated.
          Under the Prior Management Agreement, incentive compensation was paid one-half in the form of our restricted common stock. We account for the restricted stock portion of the incentive compensation in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
          Under the Prior Management Agreement, each incentive compensation restricted stock grant to Seneca was divided into three tranches. The first tranche will vest over a one-year period and be expensed over approximately five quarters, beginning in the quarter in which it was earned. The second tranche will vest over a two-year period and be expensed over approximately nine quarters beginning in the quarter in which it was earned. The third tranche will vest over a three-year period and be expensed over approximately 13 quarters beginning in the quarter in which it was earned. Upon vesting of each tranche, an adjustment is made to account for the vested tranche at fair value. As a result of this vesting schedule for the restricted stock granted to Seneca, we will incur incentive compensation expense in each of the periods following the grant of the restricted stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted stock grant, even in subsequent periods in which Seneca did not earn incentive compensation.
          As the price of our common stock changes in future periods, the fair value of the unvested portions of shares issued to Seneca pursuant to the Prior Management Agreement will be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted stock will be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to Seneca in each restricted stock grant may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted stock will be higher during periods of increasing stock prices and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted stock grant, our stockholders’ equity will increase or decrease based upon the current market price of our stock. As a result, our stock price in the future will have the effect of increasing or decreasing our net worth, the factor used in calculating Seneca’s base management compensation under the New Management Agreement, and may increase or decrease the amount of base management compensation in future periods.
          Under the Prior Management Agreement, Seneca was granted multiple tranches of restricted common stock for incentive compensation. Management compensation expense will increase or decrease due to the vesting schedules and the mark-to-market impact of the unvested portions of the restricted stock grants, even in periods where there is little change in our income or stock price.
          We also pay incentive compensation to our chief financial officer, in accordance with the terms of his employment agreement. The incentive compensation is accounted for in the same manner as the incentive compensation earned by Seneca; however, at the measurement date of the incentive compensation earned by the chief financial officer for a given fiscal year, an adjustment is made to the cumulative awards and the awards are recorded at the final grant date fair value in accordance with SFAS No. 123(R).
Financial Condition
          All of our assets at June 30, 2005, were acquired with the proceeds from our private placement and public offerings of our common stock, the proceeds from our preferred securities offering and the use of leverage. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the six months ended June 30, 2005, we sold approximately 2.8 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $30.0 million. On March 15, 2005, Diana Statutory Trust I, or the Trust, was created for the sole purpose of issuing and selling preferred securities in the amount of $50.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $48.4 million.
     Mortgage-Backed Securities
          At June 30, 2005, we held $5.1 billion of mortgage-backed securities at fair value, net of unrealized gains of $2.7 million and unrealized losses of $73.3 million. At December 31, 2004, we held $4.8 billion of mortgage-backed securities at fair value, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million. The increase in mortgage-backed securities held is primarily due to the purchase of mortgage-backed securities with a cost basis of $1.0 billion, principal payments of $732.6 million and premium amortization of $12.8 million during the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, substantially all of the mortgage-backed securities in our spread portfolio were purchased at a premium to their par value and our total portfolio had a weighted-average amortized cost of 100.0% of face amount. At June 30, 2005 and December 31, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities.
          At June 30, 2005, 98.4% of our portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities and 1.6% was invested in non-agency mortgage-backed securities with a weighted-average rating of BB+. At December 31, 2004, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities.
          Fair value was below amortized cost for certain of the securities held at June 30, 2005 and December 31, 2004. At June 30, 2005, 99.1% of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. At December 31, 2004, all of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. In addition, we intend and have the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held are other-than-temporarily impaired at June 30, 2005 and December 31, 2004.
          The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 40 years. However, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans.

          The following table sets forth the maturity dates, by year, and percentage composition of the mortgage-backed securities assets, or MBS, in our investment portfolio at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Weighted-		Weighted-
	Average Final		Average Final
Asset	Maturity	% of Total	Maturity	% of Total
Adjustable-Rate MBS	2033	2.0%	2033	2.6%
Hybrid Adjustable-Rate MBS	2034	95.4	2034	96.3
Balloon MBS	2008	1.0	2008	1.1
Other MBS	2037	1.6	n/a	n/a
          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities at June 30, 2005, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$650,068	$641,026	3.73%
Greater than one year and less than five years	4,458,971	4,397,598	4.45
Greater than five years	61,330	61,211	5.18

Total	$5,170,369	$5,099,835	4.37%

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

          The weighted-average lives of the mortgage-backed securities at June 30, 2005 and December 31, 2004, in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.
          The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
          At June 30, 2005 and December 31, 2004, 95.4% and 96.3%, respectively, of our investment portfolio was invested in hybrid adjustable-rate mortgage-backed securities. Assuming a 25% principal payment rate, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities at June 30, 2005 and December 31, 2004 had a weighted-average term to next rate adjustment of approximately 31 months and 29 months, respectively. The phrase “weighted-average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities.

The average length of time until maturity of those mortgages was 29 years and 30 years at June 30, 2005 and December 31, 2004, respectively.
          The mortgages underlying our hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At June 30, 2005 and December 31, 2004, 80.1% and 76.7%, respectively, of the hybrid adjustable-rate securities in our investment portfolio were subject to interest rate caps. At June 30, 2005, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio which were subject to periodic interest rate caps every six months or annually were 14.6% and 85.4%, respectively. At December 31,2004, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio which were subject to periodic interest rate caps every six months or annually were 17.1% and 82.9%, respectively. At June 30, 2005 and December 31, 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities with specific annual caps had average annual caps of 2.30% and 2.24%, respectively, and average lifetime caps of 9.98% and 9.99%, respectively
          The periodic adjustments to the interest rates of the mortgages underlying our mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board, or the London Interbank Offered Rate, or LIBOR. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at June 30, 2005, with interest rates that reset based on the U.S. Treasury or LIBOR indices were 34.3% and 65.7%, respectively. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at December 31, 2004, with interest rates that reset based on the U.S. Treasury or LIBOR indices were 36.3% and 63.7%, respectively.
          The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 30% and 25% for the three months ended June 30, 2005 and December 31, 2004, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in interest rates will have a direct impact on the principal prepayments in our portfolio.
          At June 30, 2005 and December 31, 2004, the weighted-average effective duration of the securities in our overall investment portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.5 years and 1.7 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date.
     Equity Securities
          Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2005, we held common shares issued by other real estate investment trusts of $1.1 million which is included in other assets. At December 31, 2004, we did not hold any such equity securities.
     Unsettled Securities Purchases
          At June 30, 2005, we had unsettled securities purchases of $471.1 million. At December 31, 2004, we had no unsettled securities trades.
     Other Assets
          We had other assets of $42.8 million and $33.4 million at June 30, 2005 and December 31, 2004, respectively. Other assets at June 30, 2005, consist primarily of interest receivable of $19.8 million, principal receivable of $18.9 million, a common stock investment in a subsidiary trust of $1.6 million, a common stock investment in other real estate investment trusts of $1.1 million, proceeds receivable from the issuance of common stock of $830 thousand and prepaid directors’ and officers’ liability insurance of $407 thousand. Other assets at December 31, 2004, consist primarily of interest receivable of $18.9 million, principal receivable of $13.4 million, prepaid directors’ and officers’ liability insurance of $137 thousand, deferred financing costs of $174 thousand, and deferred compensation of $732 thousand. The increase in both interest receivable and principal receivable from December 31, 2004, is primarily due to the increase in our mortgage-backed securities portfolio.
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
          At June 30, 2005 and December 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or hedged item, for a specified future time period, which is defined as the calendar quarter immediately following the contract expiration date. At June 30, 2005, we had short positions on 3,840 Eurodollar futures contracts, which expire in September 2005, December 2005, March 2006, June 2006, September 2006, December 2006, and March 2007 with a notional amount totaling $3.8 billion. The value of these futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of these futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2004, we had short positions on 4,740 Eurodollar futures contracts, which expire(d) in March 2005, June 2005, December 2005 and March 2006 with a notional amount totaling $4.7 billion. At June 30, 2005 and December 31, 2004, the fair value of the Eurodollar futures contracts was $2.7 million recorded in assets and $1.1 million recorded in liabilities, respectively.
          At June 30, 2005, we have entered into interest rate swap contracts to mitigate our interest rate risk for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At June 30, 2005 and December 31, 2004, the current notional amount of interest rate swap contracts totaled $1.9 billion and $1.6 billion, respectively, and the fair value of the interest rate swap contracts at those dates was $2.3 million and $7.9 million, respectively, recorded in assets. Counterparties to our interest rate swap contracts are well-known financial institutions and default risk is considered low.
          We have entered into swaption contracts outstanding at June 30, 2005, that were not designated as hedges under SFAS No. 133. The contracts are carried on the balance sheet at fair value and the change in the fair value of the contracts in an amount of $899 thousand for the three months ended June 30, 2005, was recognized in other losses. At December 31, 2004, we had not entered into swaption contracts.
     Liabilities
          We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of Seneca or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2005 and December 31, 2004, we had established 19 borrowing arrangements and 17 borrowing arrangements, respectively, with various investment banking firms and other lenders, 13 of which were in use at June 30, 2005, and 12 of which were in use at December 31, 2004.
          At June 30, 2005, we had outstanding $4.2 billion of repurchase agreements with a weighted-average current borrowing rate of 3.31%, $433.4 million of which matures within 30 days, $2.9 billion of which matures between 31 and 90 days and $827.4 million of which matures in greater than 90 days. At December 31, 2004, we had outstanding $4.4 billion of repurchase agreements with a weighted-average current borrowing rate of 2.38%, $230.4 million of which matures within 30 days, $1.9 billion of which matures between 31 and 90 days and $2.3 billion of which matures in greater than 90 days. The decrease in outstanding repurchase agreements is primarily due to the use of cash flows from principal and interest payments to repay repurchase agreement liabilities. It is our present intention to seek to renew the repurchase agreements outstanding at June 30, 2005 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At June 30, 2005 and December 31, 2004, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.4 billion and $4.6 billion, respectively, and had a weighted-average maturity of 121 days and 133 days, respectively. At June 30, 2005 and December 31, 2004, the repurchase agreements had a weighted-average term to next rate adjustment of approximately 62 days and 101 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $215.4 million and $205.9 million at June 30, 2005 and December 31, 2004, respectively.
          On March 15, 2005, we issued junior subordinated notes to our wholly owned subsidiary, Diana Statutory Trust I, in the amount of $51.6 million. At June 30, 2005, junior subordinated notes, net of debt issuance costs, were $50.0 million and no interest was unpaid on the junior subordinated notes. See Note 11 to the financial statements for further discussion about the junior subordinated notes.
          The weighted-average days to rate reset of our total liabilities was 259 days and 275 days at June 30, 2005 and December 31, 2004, respectively.
          We had $29.0 million and $36.8 million of other liabilities at June 30, 2005 and December 31, 2004, respectively. Other liabilities at June 30, 2005 consisted primarily of $10.8 million of cash distributions payable, $16.1 million of accrued interest expense on repurchase agreements and interest rate swap contracts, $682 thousand of accounts payable and accrued expenses and $1.3 million of management compensation payable and other related party liabilities. Other liabilities at December 31, 2004, consisted primarily of $16.0 million of cash distributions payable, $17.3 million of accrued interest expense on repurchase agreements and interest rate swap contracts and $3.0 million of management compensation payable, incentive compensation payable and other related party liabilities.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at June 30, 2005 and December 31, 2004.
     Stockholders’ Equity
          Stockholders’ equity at June 30, 2005 and December 31, 2004, was $431.3 million and $405.5 million, respectively, which included $70.5 million and $69.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $3.2 million and $7.9 million, respectively, of net deferred realized and unrealized gains on cash flow hedges presented as accumulated other comprehensive loss.
          Weighted-average stockholders’ equity and return on average equity for the three months ended June 30, 2005 and 2004 were $421.9 and $412.7 million, respectively, and 5.9% and 14.6%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity. Weighted-average stockholders’ equity and return on average equity for the six months ended June 30, 2005 and 2004, were $418.8 and $357.6 million, respectively, and 12.1% and 14.5%, respectively.

          Our book value at June 30, 2005 was as follows:

	Total
	Stockholders’	Book Value per
	Equity	Share (1)
(in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$431,254	$10.74
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	70,534	1.76
Accumulated other comprehensive income on interest rate swap contracts	(2,097)	(0.05)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$499,691	$12.45

(1)	Based on 40,151,117 shares outstanding at June 30, 2005.
          Our book value at December 31, 2004 was as follows:

	Total
	Stockholders’	Book Value per
	Equity	Share (1)
(in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$405,503	$10.93
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	69,298	1.86
Accumulated other comprehensive income on interest rate swap contracts	(7,748)	(0.21)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$467,053	$12.58

(1)	Based on 37,113,011 shares outstanding at December 31, 2004.
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
Results of Operations
          For the three months ended June 30, 2005 and 2004, net income was $6.2 million or $0.16 per weighted-average share outstanding (basic and diluted) and $15.0 million or $0.41 per weighted-average share outstanding (basic and diluted), respectively. For the same periods, interest income, net of premium amortization, was approximately $42.5 million and $27.2 million, respectively, and was primarily earned from investments in mortgage-backed securities. Interest expense for the three months ended June 30, 2005 and 2004 was $32.1 million and $9.2 million, respectively, and was primarily due to costs of short-term borrowings. This increase in interest income is primarily due to the increase in size of our investment portfolio. The increase in interest expense is primarily due to an increase in the average balance of outstanding repurchase agreement liabilities and an increase in average interest rate on those liabilities as a result of short-term borrowing rate hikes by the Federal Reserve.
          For the six months ended June 30, 2005 and 2004, net income was $25.1 million or $0.67 per weighted-average share outstanding (basic and diluted) and $25.8 million or $0.83 per weighted-average share outstanding (basic and diluted), respectively. For the same periods, interest income, net of premium amortization, was approximately $85.0 million and $47.4 million, respectively, and was primarily earned from investments in mortgage-backed securities. Interest expense for the six months ended June 30, 2005 and 2004 was $52.6 million and $16.0 million, respectively, and was primarily due to costs of short-term borrowings. This increase in interest income is primarily due to the increase in size of our investment portfolio. The increase in interest expense is primarily due to an increase in the average balance of outstanding repurchase agreement liabilities and an increase in average interest rate on those liabilities as a result of short-term borrowing rate increases by the Federal Reserve.
          For the three and six months ended June 30, 2005, other losses were $899 thousand, which represents the change in fair value of our swaption contract. There was no such expense for the same period in 2004.
          For the three months ended June 30, 2005 and 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.65% and 2.99%, respectively, and our cost of funds on our repurchase agreement liabilities and junior subordinated notes was 2.96% and 1.08%, respectively, resulting in a net interest spread of 0.69% and 1.91%, respectively. For the six months ended June 30, 2005 and 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.65% and 3.08%, respectively, and our cost of funds on our repurchase agreement liabilities and junior subordinated notes was 2.44% and 1.12%, respectively, resulting in a net interest spread of 1.21% and 1.96%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities and junior subordinated notes. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Interest expense for the three and six months ended June 30, 2005 and 2004, was calculated as follows:

		Percentage		Percentage
	Three Months	of Average	Six Months	of Average
	Ended	Repurchase	Ended	Repurchase
	June 30,	Agreement	June 30,	Agreement
	2005	Liabilities	2005	Liabilities
(in thousands)
Interest expense on repurchase agreement liabilities	$30,789	2.84%	$57,287	2.66%
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	120	0.01	(472)	(0.02)
Amortization of net realized (gains)/losses on futures contracts	2,534	0.23	(2,194)	(0.10)
Net interest income on interest rate swap contracts	(2,380)	(0.22)	(3,199)	(0.15)
Interest expense on junior subordinated notes	1,027	0.10	1,205	0.05
Other	8	nm	10	nm

Total interest expense	$32,098	2.96%	$52,637	2.44%

nm = not meaningful

		Percentage		Percentage
	Three Months	of Average	Six Months	of Average
	Ended	Repurchase	Ended	Repurchase
	June 30,	Agreement	June 30,	Agreement
	2004	Liabilities	2004	Liabilities
(in thousands)
Interest expense on repurchase agreement liabilities	$10,248	1.21%	$17,060	1.19%
Net hedge ineffectiveness gains on futures and interest rate swap contracts	(1,997)	(0.24)	(1,983)	(0.14)
Amortization of net realized losses on futures contracts	412	0.05	412	0.03
Net interest expense on interest rate swap contracts	511	0.06	511	0.04
Other	16	nm	17	nm

Total interest expense	$9,190	1.08%	$16,017	1.12%

nm = not meaningful
          The net hedge ineffectiveness gains recognized in interest expense during the three and six months ended June 30, 2004, are primarily due to an adjustment to the construction of the hypothetical derivative in accordance with our SFAS No. 133 accounting policy which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to conform more closely with common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this ineffectiveness was that a portion of the liabilities we had hedged in anticipation of rising interest rates was recognized as gains or offsets to our interest expense in the second quarter of 2004. At June 30, 2004, the maximum length of time over which we were hedging our exposure was 15 months.
          Average repurchase agreement liabilities and junior subordinated notes during the three months ended June 30, 2005 and 2004, were $4.3 billion and $3.4 billion, respectively. Average repurchase agreement liabilities and junior subordinated notes during the six months ended June 30, 2005 and 2004, were $4.3 billion and $2.8 billion, respectively.
          Operating expenses for the three months ended June 30, 2005 and 2004, were $3.3 million and $3.1 million, respectively.
          Base management compensation to Seneca, which was $1.1 million for the three months ended June 30, 2005 and 2004, is based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.
          Incentive compensation expense to related parties for the three months ended June 30, 2005 and 2004, was $403 thousand and $1.2 million, respectively. The decrease in expense is primarily related to the New Management Agreement signed on March 26, 2005, which revised the computation of incentive compensation paid to Seneca. Under the New Management Agreement, no incentive compensation was earned by Seneca for the three months ended June 30, 2005. The incentive compensation expense of $403 thousand for the three months ended June 30, 2005, related to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period. For the three months ended June 30, 2004, total incentive compensation earned by Seneca was $1.8 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $923 thousand for the three months ended June 30, 2004, was expensed in the period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $141 thousand. In accordance with the terms of his employment agreement, our chief financial officer is eligible to earn incentive compensation. No incentive compensation was earned by our chief financial officer for the three months ended June 30, 2005. For the three months ended June 30, 2004, total incentive compensation earned by our chief financial officer was $92 thousand. This portion of the incentive compensation was also payable one-half in cash and one-half in the form of a restricted stock award under our 2003 Stock Incentive Plan. The cash portion of the incentive compensation of $46 thousand for the three months ended June 30, 2004, was expensed in that period as well as 15.2% of the restricted stock portion of the incentive compensation, or $7 thousand. The remaining incentive compensation for the three months ended June 30, 2004, consists primarily of the change in fair value of unvested restricted stock awards.
          Salaries and benefits expense for the three months ended June 30, 2005 and 2004, was $648 thousand and $110 thousand, respectively. The increase is primarily due to increased employee headcount.
          Professional services expense for the three months ended June 30, 2005 and 2004, was $514 thousand and $228 thousand, respectively, and includes legal, accounting and other professional services provided to us.
          Operating expenses for the six months ended June 30, 2005 and 2004, were $6.3 million and $5.7 million, respectively.
          Base management compensation to Seneca, which was $2.2 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively, is based on a percentage of our average net worth as previously described.
          Incentive compensation expense to related parties for the six months ended June 30, 2005 and 2004, was $873 thousand and $2.1 million, respectively. The decrease in expense is primarily related to the New Management

Agreement with Seneca as previously described. No incentive compensation was earned by Seneca for the six months ended June 30, 2005. The incentive compensation expense of $873 thousand for the six months ended June 30, 2005, relates to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period. For the six months ended June 30, 2004, total incentive compensation earned by Seneca was $3.1 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $1.6 million for the six months ended June 30, 2004, was expensed in the period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $240 thousand. No incentive compensation was earned by our chief financial officer for the six months ended June 30, 2005. For the six months ended June 30, 2004, total incentive compensation earned by our chief financial officer was $157 thousand. This portion of the incentive compensation was also payable one-half in cash and one-half in the form of a restricted stock award under our 2003 Stock Incentive Plan. The cash portion of the incentive compensation of $79 thousand for the six months ended June 30, 2004, was expensed in that period as well as 15.2% of the restricted stock portion of the incentive compensation, or $12 thousand. The remaining incentive compensation for the six months ended June 30, 2004, consisted primarily of the change in fair value of unvested restricted stock awards.
          Salaries and benefits expense for the six months ended June 30, 2005 and 2004, was $856 thousand and $206 thousand, respectively. The increase is primarily due to increased employee headcount.
          Professional services expense for the six months ended June 30, 2005 and 2004, was $1.1 million and $645 thousand, respectively, and includes legal, accounting and other professional services provided to us.
          REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
GAAP net income	$6,174	$14,954	$25,143	$25,754
Adjustments to GAAP net income:
Amortization of organizational costs	(8)	(8)	(16)	(16)
Addback of stock compensation expense for unvested stock options	1	2	2	4
Addback of stock compensation expense for unvested restricted common stock	505	280	1,012	441
Subtract stock compensation expense for vested restricted common stock	(197)	—	(303)	—
Subtract net hedge ineffectiveness gains on futures and interest rate swap contracts	(69)	(1,422)	(777)	(1,412)
Addback change in fair value of swaption contracts	899	—	899	—
Subtract dividend equivalent rights on restricted stock	(131)	(37)	(313)	(49)
Addback (subtract) amortization of net realized (gains)/losses on futures contracts	2,534	412	(2,194)	—
Addback (subtract) net realized gains/(losses) on futures contracts	(11)	1,922	(15)	1,922

Net adjustments to GAAP net income	3,523	1,149	(1,705)	890

REIT taxable net income	$9,697	$16,103	$23,438	$26,644

          Undistributed REIT taxable net income for the three and six months ended June 30, 2005 and 2004, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Undistributed REIT taxable net income, beginning of period	$1,944	$400	$1,791	$281
REIT taxable net income earned during period	9,697	16,103	23,438	26,644
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(10,710)	(15,830)	(24,298)	(26,252)

Undistributed REIT taxable net income, end of period	$931	$673	$931	$673

Cash distributions per share declared during period	$0.27	$0.43	$0.63	$0.85

Percentage of REIT taxable net income distributed	110.4%	98.3%	103.7%	98.5%

          We believe that these presentations of our REIT taxable net income are useful to investors because they are directly related to the distributions we are required to make in order to retain our REIT status. REIT taxable net income entails certain limitations, and by itself it is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.
Contractual Obligations and Commitments
          As of June 30, 2005, our day-to-day operations were externally managed pursuant to the New Management Agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 6 to the financial statements for significant terms of the New Management Agreement.
Off-Balance Sheet Arrangements
          On March 15, 2005, Diana Statutory Trust I was created for the sole purpose of issuing and selling preferred securities. Diana Statutory Trust I is a special purpose entity. See Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
          Our primary source of funds at June 30, 2005, consisted of repurchase agreements totaling $4.2 billion with a weighted-average current borrowing rate of 3.31% that we used to finance acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. At June 30, 2005, we had established 19 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on June 30, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements plus junior subordinated notes divided by total stockholders’ equity was 9.8 at June 30, 2005.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. At June 30, 2005, no borrowings were outstanding under the margin lending facility.
          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

          On May 20, 2005, we paid a cash distribution of $0.36 per share to our stockholders of record on April 12, 2005. On August 8, 2005, we paid a cash distribution of $0.27 per share to our stockholders of record on July 11, 2005. These distributions are taxable dividends and not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $1.8 million of our REIT taxable net income for the year ended December 31, 2004. We intend to declare a spillback distribution in this amount during 2005.
          We believe that equity capital, combined with the cash flows from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets would result in losses and reduced income. During the three months ended June 30, 2005, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements.
          We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds therefrom. All debt securities, other borrowings, and classes of preferred stock will be senior to our common stock in a liquidation of our Company.
          On January 3, 2005, we filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At June 30, 2005, total proceeds of up to $468.9 million remain available to us to offer and sell under this shelf registration statement.
          On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the six months ended June 30, 2005, we sold approximately 2.8 million shares of common stock pursuant to this Agreement and we received net proceeds of approximately $30.0 million.
          On June 3, 2005, we filed a registration statement on Form S-3 with the SEC to register our Direct Stock Purchase and Dividend Reinvestment Plan, or Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in shares of the Company. At June 30, 2005, no sales of common stock through the Plan had occurred.
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

Risk Factors
          As used in this Quarterly Report, “Luminent,” “Company,” “we,” “our,” and “us,” refer to Luminent Mortgage Capital, Inc. and its subsidiaries, except where the context otherwise requires. The occurrence of one or more of these risk factors could adversely impact our results of operations or financial condition.
General Risks Related to our Business
We might not be able to find mortgage loans or mortgage-backed securities that meet our investment criteria, which would adversely impact our results of operations or financial condition.
          Our net income depends on our ability to acquire residential mortgage loans and mortgage-backed securities at favorable spreads over our borrowing costs. In acquiring mortgage loans and mortgage-backed securities, we compete with many other purchasers, including REITs, investment banking firms, savings and loan associations, banks, insurance companies and mutual funds, many of which have greater financial resources than we do. As a result, we may not be able to acquire a sufficient amount of mortgage loans or mortgage-backed securities at favorable spreads over our borrowing costs, which could adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to prepayments, and increased prepayment rates could adversely impact our results of operations or financial condition.
          The principal and interest payments that we receive from our mortgage loans and mortgage-backed securities are generally funded by the payments that borrowers make on the related mortgage loans pursuant to amortization schedules. When borrowers prepay their mortgage loans sooner than expected, we correspondingly receive principal cash flows from our investments earlier than anticipated. Prepayment rates generally increase when interest rates decline and decrease when interest rates rise. Changes in prepayment rates, however, tend to lag a few months behind changes in interest rates and are difficult to predict. Prepayment rates also may be affected by other factors, including the strength of the housing and financial markets, the overall economy and mortgage loan interest rates currently available to borrowers in the market.
          We seek to purchase mortgage loans and mortgage-backed securities that we believe have favorable risk-adjusted expected returns relative to market interest rates at the time of purchase. If the coupon interest rate for a mortgage loan or mortgage-backed security is higher than the market interest rate at the time it is purchased, then it will be acquired at a premium to its par value. Correspondingly, if the coupon interest rate for a mortgage loan or mortgage-backed security is lower than the market interest rate at the time it is purchased, then it will be acquired at a discount to its par value.
          We are required to amortize any premiums or accrete discounts related to our mortgage loans and mortgage-backed securities over their expected terms. The amortization of a premium reduces our interest income, while the accretion of a discount increases our interest income. The expected terms for mortgage loans and mortgage-backed securities are a function of the prepayment rates for the mortgage loans purchased or underlying the mortgage-backed securities purchased. If mortgage loans and mortgage-backed securities purchased at a premium subsequently are prepaid in whole or in part more quickly than anticipated, then we are required to amortize their respective premiums more quickly, which could decrease our net interest income and adversely impact our results of operations. Conversely, if mortgage loans and mortgage-backed securities purchased at a discount subsequently are prepaid in whole or in part more slowly than anticipated, then we are required to accrete their respective discounts more slowly, which could decrease our net interest income and adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to defaults, which could adversely impact our results of operations or financial condition.
          Each of our three mortgage investment strategies bears the risk of loss resulting from defaults. Our risk of loss is dependent upon the credit quality and performance of the mortgage loans that we purchase directly, as well as upon the credit quality and performance of the mortgage loans underlying the mortgage-backed securities that we purchase or securitize.
          In our Spread strategy, the mortgage-backed securities that we purchase are generally backed by federal government agencies, such as Ginnie Mae, or by federally-chartered corporations, including Fannie Mae and Freddie Mac, or are rated AAA and are guaranteed by corporate guarantors. Ginnie Mae’s obligations are backed by the full faith and credit of the United States. The obligations of Fannie Mae and Freddie Mac and other corporate guarantors are solely their own. A substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors could increase our exposure to future delinquencies, defaults or credit losses on our holdings of mortgage-backed securities issued by these entities. If mortgage-backed securities we purchase under our spread strategy experience defaults, it could adversely impact our results of operations or financial condition.
          In our Loan Origination and Securitization strategy, we purchase mortgage loans that are not credit-enhanced and that do not have the backing of Ginnie Mae, Fannie Mae or Freddie Mac. Although generally we seek to purchase high-quality mortgage loans, we bear the risk of loss from borrower default, bankruptcy and special hazard losses on any loans that we purchase and subsequently securitize. In the event of a default on any mortgage loan that we hold, we would bear the net loss of principal that would adversely impact our results of operations or financial condition.
          In our Credit Sensitive strategy, we purchase subordinated mortgage-backed securities that have credit ratings of A or below. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of losses from their underlying mortgage loans. In the event of a default on any of the mortgage loans underlying the mortgage-backed securities that we hold pursuant to our Credit Sensitive strategy, we would bear the net loss of principal that would adversely impact our results of operations.
          Finally, all of our mortgage loans and mortgage-backed securities are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans or mortgage-backed securities decreases, our security might be impaired, which might decrease the value of our assets, and might adversely impact our results of operations.
Our mortgage loans and mortgage-backed securities are subject to interest rate caps and resets which could adversely impact our results of operations or financial condition.
          The mortgage loans we purchase directly and that underlie the mortgage-backed securities that we purchase may be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage loan can increase during any given period. Lifetime interest rate caps limit the amount that the interest rate of a mortgage loan can increase throughout the life of the loan. The periodic adjustments to the interest rates of the mortgage loans we purchase directly and that underlie our mortgage-backed securities, known as resets, are based on changes in an objective benchmark interest rate index, such as the U.S. Treasury index or LIBOR.
          During a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps and delayed resets could limit the increases in the yields on our mortgage loans and mortgage-backed securities. This problem is magnified for mortgage loans and mortgage-backed securities that are not fully indexed. Further, some of the mortgage loans and mortgages underlying our mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on our mortgage loans and mortgage-backed securities than we need to pay interest on our related borrowings. These factors might adversely impact our results of operations or financial condition.
We purchase subordinated mortgage-backed securities, which could adversely impact our results of operations or financial condition.
          We purchase subordinated mortgage-backed securities that have credit ratings of A or below. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of losses from their underlying mortgage loans, and expose us to high levels of volatility in net interest income, interest rate risk, prepayment risk, credit risk and market pricing volatility, any one of which might adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to potential illiquidity, which might prevent us from selling them at reasonable prices which could adversely impact our results of operations or financial condition.
          From time to time, mortgage loans and mortgage-backed securities experience periods of illiquidity. A period of illiquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. We bear the risk of being unable to dispose of our mortgage loans and our mortgage-backed securities at advantageous times and prices during periods of illiquidity, which could adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to the overall health of the U.S. economy, and a national or regional economic slowdown could adversely impact our results of operations or financial condition .
          The health of the U.S. residential mortgage market is correlated with the overall health of the U.S. economy. An overall decline in the U.S. economy could cause a significant decrease in the values of mortgaged properties throughout the U.S. This decrease, in turn, could increase the risk of delinquency, default or foreclosure on our mortgage loans and on the mortgage loans underlying our mortgage-backed securities, and could adversely impact our results of operations or financial condition.
We might not be able to obtain financing for our mortgage loans or mortgage-backed securities, which would adversely impact our results of operations or financial condition.
          The success of our business strategies depends upon our ability to obtain various types of financing for our mortgage loans and mortgage-backed securities, including repurchase agreements, warehouse financing, the issuance of debt securities and other types of long-term financing, including the issuance of preferred and common equity securities. Failure to obtain a significant amount of financing through these sources would adversely impact our results of operations or financial condition.
Our investment strategies employ a significant amount of leverage, and are subject to daily fluctuations in market pricing and margin calls, which could adversely impact our results of operations or financial condition.
          Each of our three investment strategies employs leverage. In our Spread strategy, we generally seek to borrow between eight and 12 times the amount of our equity allocated to this strategy. In our Loan Origination and Securitization strategy, we generally seek to borrow between 12 and 20 times the amount of our equity allocated to this strategy. In our Credit Sensitive strategy, we generally seek to borrow between zero and five times the amount of our equity allocated to this strategy. In all three strategies, however, our actual borrowings may be above or below the leverage ranges stated above.
          We achieve our leverage primarily by borrowing against the market value of our mortgage loans and mortgage-backed securities through a combination of repurchase agreements, warehouse financing, debt securities and other types of borrowings. Some of our sources of borrowings are from “committed” sources, such as warehouse facilities and debt securities, and some are from “uncommitted” sources, such as repurchase agreement lines. At any given time, our total indebtedness depends significantly upon our lenders’ estimates of our pledged assets’ market value, credit quality, liquidity and expected cash flows as well as upon our lenders’ applicable asset advance rates, also known as “haircuts.” In addition, uncommitted borrowing sources have the right to stop lending to us at any time.
          The mortgage loans and mortgage-backed securities that we purchase are subject to daily fluctuations in market pricing resulting from changes in interest rates. As market prices change, our mortgage loans and mortgage-backed securities that are financed through repurchase agreements and warehouse financing may be subject to margin calls by our financing counterparties. A margin call requires us to post more collateral or cash with our counterparties in support of our financing. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.
          Our use of leverage also amplifies the risks associated with other risk factors detailed in this discussion of risk factors, which might adversely impact our results of operations or financial condition.
Interest rate mismatches between our mortgage loans and mortgage-backed securities and our borrowings could adversely impact our results of operations or financial condition.
          The interest rate repricing terms of the borrowings that we use are shorter than the interest rate repricing terms of our assets. As a result, during a period of rising interest rates, we could experience a decrease in, or elimination of, our net income, or generate a net loss because the interest rates on our borrowings could increase faster than our asset yields. Conversely, during a period of declining interest rates and accompanying higher prepayment activity, we could experience a decrease in, or elimination of, our net income, or generate a net loss as a result of higher premium amortization expense.
Our use of certain types of financing may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.
          Our borrowings under repurchase agreements and warehouse financing may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements and warehouse financing under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements and warehouse financing exposes our pledged assets to risk in the event of a bankruptcy filing by any of our lenders or us.
Our hedging activities might be unsuccessful and adversely impact our results of operations and book value.
          We can use Eurodollar futures, interest rate swaps, caps and floors and other derivative instruments in order to reduce, or “hedge,” our interest rate risks. The amount of hedging activities that we utilize will vary over time. Our hedging activities might mitigate our interest rate risks, but cannot eliminate these risks. The effectiveness of our hedging activities will depend significantly upon whether we correctly quantify the interest rate risks being hedged, as well as our execution of and ongoing monitoring of our hedging activities. Our hedging activities could adversely impact our results of operations, our book value and our status as a REIT and, therefore, such activities could be limited. In some situations, we may sell hedging instruments at a loss in order to maintain adequate liquidity.
          For our hedging activities, we may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The ongoing monitoring requirements of SFAS No. 133 are complex and rigorous. If we fail to meet these requirements, or if certain hedging activities do not qualify for hedge accounting under SFAS No. 133, we could not designate our hedging activities as hedges under SFAS No. 133 and would be required to utilize mark-to-market accounting through our Consolidated Statements of Operations, which would adversely impact our results of operations or financial condition.
Our stockholders’ equity or book value is volatile and is subject to changes in interest rates.
          The fair values of the mortgage loans and mortgage-backed securities that we purchase are subject to daily fluctuations in market pricing resulting from changes in interest rates. For example, when interest rates increase, the fair value of our assets generally declines, and, when interest rates decrease, the fair value of our assets generally rises. For our mortgage loans and mortgage-backed securities that are classified as “available for sale,” we are required to carry these assets at fair value and to flow any changes in their fair value through the “other comprehensive income or loss” portion of stockholders’ equity on our balance sheet. The daily fluctuations in market pricing of these mortgage loans and mortgage-backed securities, and their corresponding flow through our stockholders’ equity, create volatility in our stockholders’ equity, or book value.
          We have limited experience in the business of acquiring and securitizing mortgage loans and we may not be successful, which would adversely impact our results of operations or financial condition.
          Our Loan Origination and Securitization strategy is inherently complex and involves risks related to the types of mortgage loans we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage successfully. It may take years to determine whether we can manage these risks successfully. Our failure to manage these and other risks could adversely impact our results of operations or financial condition.
Our mortgage loans may not be serviced effectively, which might adversely impact our results of operations or financial condition.
          Our Loan Origination and Securitization strategy’s success will depend upon our ability to ensure that our mortgage loans are serviced effectively. We do not intend to service our mortgage loans ourselves, and intend to transfer the servicing of our loans to a third party with whom we have established a sub-servicing relationship. We cannot assure that we will be able to supervise effectively a sub-servicing relationship. Failure to service our mortgage loans properly could adversely impact our results of operations or financial condition.
          The use of securitizations with over-collateralization requirements could adversely impact our results of operations or financial condition.
          If we use over-collateralization as a credit enhancement for our securitizations, such over-collateralization will restrict our cash flow if loan delinquencies exceed certain levels. The terms of our securitizations generally will provide that, if certain delinquencies and/or losses exceed specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests, based on delinquency levels or other criteria, may restrict our ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Failure to satisfy performance tests could adversely impact our results of operations.
The representations and warranties that we will make in our securitizations may subject us to liability, which could adversely impact our results of operations or financial condition.
          We will make representations and warranties regarding the mortgage loans that we transfer into securitization trusts. Each securitization’s trustee has recourse to us with respect to the breach of the standard representations and warranties regarding the loans made at the time such mortgages are transferred. While we generally have recourse to our loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. We attempt to limit generally the potential remedies of the trustee to the potential remedies we receive from the originators from whom we acquire our mortgage loans. However, in some cases, the remedies available to the trustee may be broader than those available to us against the originators of the mortgages, and should the trustee enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our originators. Furthermore, if we discover, prior to the securitization of a loan, that there is any fraud or misrepresentation with respect to a mortgage loan and the originator fails to repurchase the loan, then we may not be able to sell the mortgage loan or may have to sell the loan at a discount.

Risks Related to Seneca
Seneca might fail to comply with the terms of the Management Agreement, manage our Spread portfolio poorly, or lose key personnel that are important to our Spread portfolio, which could adversely impact our results of operations or financial condition.
          In March 2005, we executed an Amended and Restated Management Agreement with Seneca. Seneca has dedicated key personnel to our Spread portfolio business, including the investment and financing decisions related to that portfolio. If Seneca fails to comply with the terms of the Management Agreement, Seneca can be terminated for cause, which could adversely impact our results of operations. If Seneca manages our Spread portfolio poorly, or loses key personnel that are important to the ongoing management of our Spread portfolio, it could adversely impact our results of operations or financial condition.
Because Seneca is entitled to a fee that may be significant if we terminate the Management Agreement, economic considerations might preclude us from terminating the Management Agreement in the event that Seneca fails to meet our expectations.
          If we terminate the Management Agreement without cause or because we decide to manage our company internally, then we have to pay a fee to Seneca that may be significant. The amount of the termination fee shall be equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by Seneca during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference (if any) resulting from thirty-six (36) minus the number of months (rounded to the nearest whole month) between the effective date of the Management Agreement and the termination date, and the denominator is thirty-six (36). After March 2008, there would be no termination or internalization fees.
          The actual amount of such fee cannot be known at this time. Paying this fee would reduce significantly the cash available for distribution to our stockholders and might cause us to suffer a net operating loss. Consequently, terminating the Management Agreement might not be advisable even if we determine that it would be more efficient to operate with an internal management structure or if we are otherwise dissatisfied with Seneca’s performance.
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
          Qualification as a REIT involves the application of highly technical and complex U.S. federal income tax code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, there can be no assurances that we will be able to remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service, or IRS,

might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT in a particular tax year. If we fail to qualify as a REIT in any tax year, then:
•	we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to our stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.
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
          The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques, which could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure were due to reasonable cause, we might have to pay a penalty tax equal to the amount of our income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.
Complying with the REIT requirements may force us to borrow to make distributions to our stockholders.
          As a REIT, we must distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income might be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our mortgage loans or mortgage-backed securities potentially at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in mortgage loans or mortgage-backed securities.
Complying with the REIT requirements may force us to liquidate otherwise attractive investments.
          In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, certain temporary investments and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we could lose our REIT status unless we are able to avail ourselves of certain relief provisions. Under certain relief provisions, we would be subject to penalty taxes.
Failure to maintain an exemption from the Investment Company Act would harm our results of operations.
          We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in our operating policies and programs discussed in our business strategy in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
          In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage loans that we own and mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, we might be precluded from acquiring higher-yielding mortgage-backed securities and instead buy a lower yielding security in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act. These factors may lower or eliminate our net income.
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
          Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among our stockholders. Furthermore, some types of tax-exempt entities, including voluntary employee benefit associations and entities that have borrowed funds to acquire our common stock, may be required to treat a portion of or all of the distributions they may receive from us as unrelated business taxable income. Finally, we may invest in equity securities of other REITs, and it is possible that we might receive excess inclusion income from those investments.
Risks Related to Investing in Our Securities
The timing and amount of our cash distributions may be volatile over time.
          Our policy is to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We do not intend to establish a minimum distribution payment level for the foreseeable future. Our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.
Our declared cash distributions may force us to liquidate mortgage loans or mortgage-backed securities or borrow additional funds.
          From time to time, our board of directors will declare cash distributions. These distribution declarations are irrevocable. If we do not have sufficient cash to fund distributions, we will need to liquidate mortgage loans or mortgage- backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our margin lending facility to pay the distribution. If required, the sale of mortgage loans or mortgage-backed securities at prices lower than the carrying value of such assets would result in losses. Also, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.

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
The market price and trading volume of our common stock may be volatile; broad market fluctuations could harm the market price of our common stock.
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
The market price of our common stock may be adversely affected by future sales of a substantial number of shares of our common stock in the public market or the availability of such shares for sale.
          We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock.
          Subject to Rule 144 volume limitations applicable to our officers and directors, substantially all of our shares of common stock outstanding are eligible for immediate resale by their holders. If any of our stockholders were to sell a large number of shares in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital through a sale of additional equity securities.
Issuance of large amounts of our stock could cause our price to decline.

          We may issue additional shares of common stock or shares of preferred stock that are convertible into common stock. If we were to issue a significant number of shares of our common stock or convertible preferred stock in a short period of time, our outstanding shares of common stock could be diluted and the market price of our common stock could decline.
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
          Certain provisions of Maryland Business Corporations Act (MBCA), our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:
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
          As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts, interest rate swap contracts and swaption contracts. Hedging techniques are based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity is also limited by the asset and sources-of-income requirements applicable to us as a REIT.
Extension Risk
          We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of June 30, 2005, 95.4% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk
          We also invest in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, that are based on mortgages that are typically subject to periodic and lifetime interest rate caps. These caps limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-

rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages that are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of caps could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.
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
Prepayment Risk
          Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Although we currently do not own any adjustable-rate mortgage-backed securities with “teaser” rates, we may obtain some in the future that would expose us to this prepayment risk. In addition, we currently own mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted.
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
          The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments and repurchase agreement liabilities at June 30, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$103.2	$102.1	$100.5	$98.4
Change in fair value	$1.1	—	$(1.6)	$(3.7)
Change as a percent of fair value	1.1%	—	(1.6)%	(3.6)%

Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,924.5	$4,863.4	$4,766.3	$4,644.8
Change in fair value	$61.1	—	$(97.1)	$(218.6)
Change as a percent of fair value	1.3%	—	(2.0)%	(4.5)%

Balloon Mortgage-Backed Securities
Fair value	$54.4	$53.6	$52.7	$51.6
Change in fair value	$0.8	—	$(0.9)	$(2.0)
Change as a percent of fair value	1.5%	—	(1.7)%	(3.7)%

Other Mortgage-Backed Securities
Fair value	$84.6	$80.7	$77.6	$74.4
Change in fair value	3.9	—	(3.1)	(6.3)
Change as a percent of fair value	4.8%	—	(3.8)%	(7.8)%

Total Mortgage-Backed Securities
Fair value	$5,166.7	$5,099.8	$4,997.1	$4,869.2
Change in fair value	66.9	—	(102.7)	$(230.6)
Change as a percent of fair value	1.3%	—	(2.0)%	(4.5)%

Repurchase Agreements (1)
Fair value	$4,191.0	$4,191.0	$4,191.0	$4,191.0
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Junior Subordinated Notes
Fair value	$54.3	$52.1	$50.0	$48.1
Change in fair value	2.2	—	(2.1)	(4.0)
Change as a percent of fair value	4.2%	—	(4.0)%	(7.7)%

Hedge Instruments
Fair value	$(17.6)	$5.0	$27.0	$48.4
Change in fair value	$(22.6)	—	$22.0	$43.4
Change as a percent of fair value	nm	—	nm	nm

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments .
nm = not meaningful
          It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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
Item 4. Controls and Procedures.
Conclusion Regarding Disclosure Controls and Procedures
          As of June 30, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of our fiscal year ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          At June 30, 2005, no legal proceedings were pending to which we were party or of which any of our properties were subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None
Item 3. Defaults Upon Senior Notes.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          We held our 2005 Annual Meeting of Stockholders on May 25, 2005, at our main offices, located at 909 Montgomery Street, Suite 500, San Francisco, California 94133. At the annual meeting, our stockholders voted on the following three items:
(i)	Each of the following persons was elected as a Class II director, whose terms will expire at our annual meeting of stockholders in 2008:

Name	For	Withheld
Gail P. Seneca, Ph.D.	36,398,165	282,942
Leonard Auerbach, Ph.D.	36,416,829	264,278
Robert B. Goldstein	35,229,018	1,382,089
(ii)	The Amended 2003 Stock Incentive Plan was approved as follows:

For	Against	Abstain
11,683,228	9,647,915	112,939
(iii)	The Amended 2003 Outside Advisors Stock Incentive Plan was approved as follows:

For	Against	Abstain
11,676,380	9,637,347	130,356
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

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA

Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2005

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 9, 2005

EXHIBIT INDEX
          Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
          The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement (4)

3.2	Third Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

10.1	Amended and Restated Management Agreement, dated as of March 1, 2005, by and between the Registrant and Seneca Capital Management LLC (7)

10.2	Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3†*	2003 Stock Incentive Plan, as amended

10.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6†*	2003 Outside Advisors Stock Incentive Plan, as amended

10.7†	Form of Non-Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8†	Form of Indemnity Agreement (1)

10.9†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda (1)

10.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11†	Form of Restricted Stock Award Agreement for Seneca (3)

10.12	Controlled Equity Offering Sales Agreement dated February 7, 2005 between Luminent Mortgage Capital, Inc. and Cantor Fitzgerald & Co. (6)

10.13†	Letter Agreement dated March 8, 2005 between Luminent Mortgage Capital, Inc. and S. Trezevant Moore, Jr. (8)

31.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981), which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our registration statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities Act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 9, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.