Form 10-Q
period 2005-09-30
LUMINENT MORTGAGE CAPITAL INC
filed 2005-11-09
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                 to
Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1694835 (I.R.S. Employer Identification No.)

One Market, Spear Tower, 30th Floor, San Francisco, California (Address of principal executive offices)	94105 (Zip Code)
(415) 978-3000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.
     The number of shares of common stock outstanding on October 31, 2005, was 41,033,188.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical in nature. They can often be identified by the inclusion of words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.
     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	the flattening of, or other changes in the yield curve, on our investment strategies;

•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the ability of our board of directors to change our operating policies and strategies without stockholder approval or notice to you;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the fact that Seneca could be motivated to recommend riskier investments in an effort to maximize its incentive compensation under its management agreement with us;

•	potential conflicts of interest arising out of our relationship with Seneca, on the one hand, and Seneca’s relationships with other third parties, on the other hand;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities, and shares of other REITs as well as other investments;

•	your inability to review the assets that we will acquire with the net proceeds of any securities we offer before you purchase our securities; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission.
     This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

ii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

Condensed Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and September 30, 2004	3

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and September 30, 2004	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2005	2004
Assets:
Cash and cash equivalents	$10,690	$10,581
Mortgage-backed securities available-for-sale, at fair value	193,917	186,351
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,457,724	4,641,604
Loans held-for-investment, net	143,848	—
Interest receivable	21,404	18,861
Principal receivable	23,303	13,426
Derivative contracts, at fair value	9,451	7,900
Other assets	4,888	1,105

Total assets	$4,865,225	$4,879,828

Liabilities:
Repurchase agreements	$4,239,040	$4,436,456
Warehouse lending facilities	140,378	—
Junior subordinated notes	49,978	—
Cash distributions payable	4,502	15,959
Derivatives, at fair value	—	1,073
Accrued interest expense	14,338	17,333
Management compensation payable, incentive compensation payable, and other related party liabilities	1,543	2,952
Accounts payable and accrued expenses	660	552

Total liabilities	4,450,439	4,474,325

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 40,770,410 and 37,113,011 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	41	37
Additional paid-in capital	515,973	478,457
Deferred compensation	(2,366)	(2,207)
Accumulated other comprehensive loss	(90,706)	(61,368)
Accumulated distributions in excess of accumulated earnings	(8,156)	(9,416)

Total stockholders’ equity	414,786	405,503

Total liabilities and stockholders’ equity	$4,865,225	$4,879,828

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2005	2004	2005	2004
Revenues:
Net interest income:
Interest income	$46,346	$34,261	$131,324	$81,683
Interest expense	38,241	16,632	90,878	32,649

Net interest income	8,105	17,629	40,446	49,034

Other income (losses):
Other income (losses)	588	—	(311)	—
Losses on sales of mortgage-backed securities	(69)	—	(69)	—

Total other income (losses)	519	—	(380)	—

Expenses:
Management compensation expense to related party	1,074	1,096	3,254	2,969
Incentive compensation expense to related parties	255	1,367	1,128	3,463
Salaries and benefits	846	112	1,702	318
Professional services	512	191	1,588	836
Board of directors expense	116	52	351	171
Insurance expense	140	137	415	494
Custody expense	125	113	319	274
Other general and administrative expenses	327	67	937	261

Total expenses	3,395	3,135	9,694	8,786

Net income	$5,229	$14,494	$30,372	$40,248

Net income per share — basic	$0.13	$0.39	$0.79	$1.22

Net income per share — diluted	$0.13	$0.39	$0.79	$1.22

Weighted-average number of shares outstanding — basic	40,021,698	36,814,000	38,478,679	32,916,190

Weighted-average number of shares outstanding — diluted	40,226,523	36,867,233	38,615,869	32,938,893

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
					Accumulated	Distributions
	Common Stock		Additional		Other	in Excess of
		Par	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Compensation	Loss	Earnings	Income/(Loss)	Total
Balance, January 1, 2005	37,113	$37	$478,457	$(2,207)	$(61,368)	$(9,416)		$405,503

Net income						30,372	$30,372	30,372

Mortgage-backed securities Available-for-sale, fair value adjustment					(30,304)		(30,304)	(30,304)

Derivatives, fair value adjustment					961		961	961

Futures contracts, net realized losses					5		5	5

Comprehensive income							$1,034

Distributions to stockholders						(29,112)		(29,112)

Issuance of common stock	3,657	4	37,514	(1,529)				35,989

Amortization of stock options			2					2

Amortization of restricted common stock				1,370				1,370

Balance, September 30, 2005	40,770	$41	$515,973	$(2,366)	$(90,706)	$(8,156)		$414,786

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$30,372	$40,248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium/discount on loans held-for-investment and mortgage-backed securities available-for-sale	20,671	21,855
Amortization of stock options	2	4
Ineffectiveness (gains)/losses on cash flow hedges	(187)	108
Losses on other derivative instruments	229	—
Net loss on sales of mortgage-backed-securities available-for-sale	69	—
Changes in operating assets and liabilities:
Decrease/(increase) in interest receivable, net of purchased interest	2,408	(1,126)
Increase in other assets	(3,942)	(4,476)
Increase/(decrease) in accounts payable and accrued expenses	163	(984)
Increase/(decrease) in accrued interest expense	(2,995)	2,015
Increase in management compensation payable, incentive compensation payable and other related party liabilities	251	4,478

Net cash provided by operating activities	47,041	62,122

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(1,220,271)	(3,378,328)
Proceeds from sales of mortgage-backed securities available-for-sale	136,549	—
Principal payments of mortgage-backed securities	1,194,191	789,645
Purchase of loans held-for-investment	(146,541)	—
Principal payments of loans held-for-investment	2,836	—

Net cash used in investing activities	(33,236)	(2,588,683)

Cash flows from financing activities:
Net proceeds from issuance of common stock	35,802	157,508
Borrowings under repurchase agreements	15,337,837	24,883,625
Borrowings under warehouse lending facilities	140,378	—
Principal payments on repurchase agreements	(15,535,253)	(22,491,079)
Distributions to stockholders	(40,569)	(31,567)
Borrowing under junior subordinated notes, net of debt issuance costs	49,978	—
Borrowing under margin loan	—	2,278
Borrowing under note payable, net	—	(92)
Amortization of net realized gains on Eurodollar futures contracts	(1,395)	—
Realized gains on Eurodollar futures contracts	1,400	2,475
Purchases of other derivative instruments	(1,874)	—

Net cash (used in) provided by financing activities	(13,696)	2,523,148

Net increase (decrease) in cash and cash equivalents	109	(3,413)
Cash and cash equivalents, beginning of the period	10,581	7,219

Cash and cash equivalents, end of the period	$10,690	$3,806

Supplemental disclosure of cash flow information:
Interest paid	$102,608	$30,373

Non-cash investing and financing activities:
Decrease in unsettled security purchases	$—	$(156,127)
Increase in principal receivable	(9,877)	(13,208)
Incentive compensation payable settled through issuance of restricted common stock	1,660	2,384
Accounts payable and accrued expenses settled through issuance of restricted common stock	55	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	(159)	(1,588)
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Luminent Mortgage Capital, Inc., Luminent, or the Company, is a real estate investment trust which, together with its subsidiaries, invests in two core mortgage investment strategies. The Spread strategy invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities. The Residential Mortgage Credit Portfolio strategy invests in mortgage loans originated in partnership with selected high quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA.
     Seneca Capital Management LLC, or the Manager, manages the Company’s Spread investment portfolio pursuant to a management agreement. The Company manages the Residential Mortgage Credit Portfolio.
     The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2005 (file number 001-31828).
     Descriptions of the significant accounting policies of the Company are included in Note 2 to the financial statements in the Company’s 2004 Annual Report on Form 10-K. There have been no significant changes to these policies during 2005. See description of newly adopted and newly applicable accounting policies below.
Loans Held-for-Investment
     The Company purchases pools of residential mortgage loans through its network of origination partners. Mortgage loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future and until maturity or payoff. Mortgage loans that are considered to be held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount and allowance for loan losses.
Loan Interest Income Recognition
     Interest income on mortgage loans is accrued and credited to income based on the carrying amount and contractual terms of the assets using the effective yield method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.
Allowance and Provision for Loan Losses
     To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral, if the loan is collateral dependent.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Borrowings
     The Company finances the acquisition of its mortgage-backed securities primarily through the use of repurchase agreements and finances the acquisition of its loans held-for-investment through warehouse lending facilities. These repurchase agreements and warehouse lending facilities are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest expense for repurchase agreements and warehouse lending facilities are included in accrued interest on the balance sheet.
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
     See Note 12 for further discussion on the preferred securities of the Trust and junior subordinated notes.
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
     We estimate the fair value of our purchased beneficial interests using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows, and other market factors. We apply these factors to our credit portfolio as appropriate, in order to determine market values.
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
Derivative Financial Instruments
     The Company may enter into a variety of derivative contracts, including futures contracts, swaption contracts and interest rate swap contracts, as a means of mitigating the Company’s interest rate risk on forecasted interest expense. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedging instrument and hedged item attributable to the risk being hedged in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. All qualifying hedging instruments are carried on the balance sheet at fair value and any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the statement of operations during the period in which it arises. Hedging instruments that do not qualify for hedge accounting under SFAS No. 133 are carried on the balance sheet at fair value and any change in the fair value of the hedging instrument is recognized in other losses.
     The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at fair value on the balance sheet and any change in fair value of the purchase commitment is recognized in other losses. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and included in the cost basis of the loans purchased.
NOTE 2—MORTGAGE-BACKED SECURITIES
     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at September 30, 2005, which are carried at fair value:

					Total
	Adjustable-	Hybrid	Balloon		Mortgage-
	Rate	Adjustable-Rate	Maturity	Other	Backed
(in thousands)	Securities	Securities	Securities	Securities	Securities
Amortized cost	$81,494	$4,430,804	$54,509	$184,435	$4,751,242
Unrealized gains	—	32	—	921	953
Unrealized losses	(1,384)	(95,948)	(1,555)	(1,667)	(100,554)

Fair value	$80,110	$4,334,888	$52,954	$183,689	$4,651,641

% of total	1.7%	93.2%	1.1%	4.0%	100.0%

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
     The Company’s portfolio of other mortgage-backed securities available-for-sale at September 30, 2005 included beneficial interests in securitized financial assets that the Company purchased from third parties. At September 30, 2005 and December 31, 2004, none of the Company’s portfolio consisted of fixed-rate mortgage-backed securities.
     At September 30, 2005 and December 31, 2004, 67.2% and 61.4%, respectively, of the Company’s mortgage-backed securities portfolio, as measured by its fair value, was agency-guaranteed.
     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the Company’s mortgage-backed securities at September 30, 2005, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$483,235	$492,221	3.97%
Greater than one year and less than five years	4,025,268	4,114,686	4.42
Greater than five years	143,138	144,335	5.09

Total	$4,651,641	$4,751,242	4.40%

     The following table summarizes the Company’s mortgage-backed securities at December 31, 2004, according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average lives of the mortgage-backed securities at September 30, 2005 and December 31, 2004 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.
     The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
     During the three months ended September 30, 2005, the Company sold mortgage-backed securities totaling $136.3 million and realized gains of $60 thousand and losses of $129 thousand. The Company had no other sales of mortgage-backed securities during the nine months ended September 30, 2005. The Company did not sell any mortgage-backed securities during the nine months ended September 30, 2004.
     The following table shows the fair value of the Company’s mortgage-backed securities and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$1,356,496	$(18,122)	$1,756,550	$(43,358)	$3,113,046	$(61,480)

Non-agency-backed mortgage-backed securities	473,911	(9,159)	977,615	(29,915)	1,451,526	(39,074)

Total temporarily impaired securities	$1,830,407	$(27,281)	$2,734,165	$(73,273)	$4,564,572	$(100,554)

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table shows the fair value of the Company’s mortgage-backed securities and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

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

     At September 30, 2005, 97.6% of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. At December 31, 2004, all of the Company’s portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At September 30, 2005 and December 31, 2004, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. Certain non-agency mortgage-backed securities are accounted for in accordance with EITF 99-20. Changes in fair value of these securities are solely due to interest rate changes. As such, the Company does not believe any of the securities held at September 30, 2005 or December 31, 2004, are other-than-temporarily impaired.
NOTE 3—LOANS HELD-FOR-INVESTMENT
     The following table summarizes the Company’s loans classified as held-for-investment at September 30, 2005, which are carried at amortized cost:

		Unamortized	Amortized
(in thousands)	Principal	Premium	Cost
Residential mortgage loans	$142,757	$1,091	$143,848
     At September 30, 2005, the Company had not recorded an allowance for loan losses as none of the loans held in the portfolio were considered impaired. The Company intends to securitize loans held-for-investment and account for securitizations as financings. All loans held-for-investment at September 30, 2005 are pending securitization. See Note 13 for more information regarding securitization activities.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At September 30, 2005, loans held-for-investment consisted of the following:

					Delinquent
		Interest	Maturity	Principal	Balance
(in thousands)	Interest Rate Type	Rate	Date	Balance	(90 Days)
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	4.00 — 5.00%	2035	$456	$—

First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	5.01 — 6.00%	2035	25,362	—
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	6.01 — 7.00%	2035	7,999	—
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	7.01 — 7.50%	2035	128	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	4.00 — 5.00%	2035	453	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	5.01 — 6.00%	2035	61,441	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	6.01 — 7.00%	2035	46,918	—

				$142,757	$—

     The weighted-average coupon of the Company’s loans held-for-investment at September 30, 2005 was 5.98%.
     At September 30 2005, our 514 residential mortgage loans consisted of Alt-A first lien, three-year and five- year hybrid adjustable-rate mortgages acquired from third party originators and secured by one to four-family residences, individual condominium units and individual co-operative units having an aggregate balance of approximately $142.8 million. Hybrid adjustable-rate mortgages have an initial fixed rate period and then the interest rate borne by each mortgage loan will be adjusted annually based on One-Year LIBOR or One-Year U.S. Treasury, each referred to as the index, computed in accordance with the related note plus the related gross margin, generally subject to rounding and to certain other limitations including a maximum lifetime mortgage rate and in certain cases a maximum upward or downward adjustment on each interest adjustment date. Consistent with characteristics typical of the Alt-A market, a large segment of this loan portfolio is scheduled to receive interest only payments during the initial fixed rate period and a large segment was underwritten under either a reduced or limited documentation program.

NOTE 4—	REPURCHASE AGREEMENTS, WAREHOUSE LENDING FACILITIES AND OTHER BORROWINGS
     The Company has entered into repurchase agreements with third party financial institutions to finance the purchase of most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At September 30, 2005 and December 31, 2004, the Company had repurchase agreements with an outstanding balance of $4.2 billion and $4.4 billion, respectively, and with weighted-average interest rates of 3.83% and 2.38%, respectively. At September 30, 2005 and December 31, 2004, securities pledged as collateral for repurchase agreements had estimated fair values of $4.5 billion and $4.6 billion, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At September 30, 2005, the repurchase agreements had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 day or	2 and 30	31 and 90	91 and 329
(in thousands)	less)	days	days	days	Total
Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$390,860	$1,519,040	$1,124,750	$3,034,650
Fair market value of securities sold, including accrued interest	—	385,081	1,487,882	1,102,366	2,975,329
Repurchase agreement liabilities associated with these securities	—	366,612	1,412,778	1,044,580	2,823,970
Weighted-average interest rate of repurchase agreement liabilities	—%	3.80%	3.83%	3.78%	3.81%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$166,451	$695,846	$677,939	$1,540,236
Fair market value of securities sold, including accrued interest	—	163,804	678,784	659,605	1,502,193
Repurchase agreement liabilities associated with these securities	—	147,012	640,734	627,324	1,415,070
Weighted-average interest rate of repurchase agreement liabilities	—%	4.13%	3.85%	3.87%	3.89%
Total:
Amortized cost of securities sold, including accrued interest	$—	$557,311	$2,214,886	$1,802,689	$4,574,886
Fair market value of securities sold, including accrued interest	—	548,885	2,166,666	1,761,971	4,477,522
Repurchase agreement liabilities associated with these securities	—	513,624	2,053,512	1,671,904	4,239,040
Weighted-average interest rate of repurchase agreement liabilities	—%	3.90%	3.83%	3.81%	3.83%

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At September 30, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$7,113	245
Barclays Capital	3,504	25
Bear Stearns & Co.	68,718	92
Countrywide Securities Corporation	7,918	187
Credit Suisse First Bank	2,597	12
Deutsche Bank Securities Inc.	30,061	153
Goldman Sachs & Co.	8,352	77
Greenwich Capital Markets	9,673	50
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith, Inc.	21,026	125
Morgan Stanley & Co. Inc.	2,525	66
Nomura Securities International, Inc.	23,636	169
Salomon Smith Barney	7,642	266
UBS Securities LLC	24,438	238
Wachovia Securities, LLC	4,937	169
Washington Mutual	3,015	25

Total	$225,155	131

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.
     At December 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
	(in thousands)	(in days)
Banc of America Securities LLC	$11,970	61
Bear Stearns & Co.	60,106	100
Countrywide Securities Corporation	4,534	115
Deutsche Bank Securities Inc.	42,589	142
Goldman Sachs & Co.	23,489	51
Lehman Brothers, Inc.	4,244	151
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	8,509	125
Morgan Stanley & Co. Inc.	2,039	124
Nomura Securities International, Inc.	9,355	114
Salomon Smith Barney	12,151	69
UBS Securities LLC	23,413	314
Wachovia Securities, LLC	3,493	154

Total	$205,892	133

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the quarter, the Company entered into a warehouse lending facility to finance its residential mortgage loan acquisitions prior to securitization. This warehouse lending facility is a short-term borrowing that is secured by the loans and bears interest based on LIBOR. In general, the warehouse lending facility provides financing for loans for a maximum of 120 days. At September 30, 2005, the borrowing capacity and outstanding balance of the warehouse lending facility was $500.0 million and $140.4 million, respectively. Mortgage loans with a carrying value of $140.4 million have been pledged as collateral under this facility.
     The Company has a margin lending facility with its primary custodian whereby it may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at September 30, 2005 or December 31, 2004.
NOTE 5—CAPITAL STOCK AND NET INCOME PER SHARE
     At September 30, 2005 and December 31, 2004, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2005 and December 31, 2004, 40,770,410 and 37,113,011 shares of common stock, respectively, were outstanding and no shares of preferred shock were outstanding.
     In June 2004, the Company reserved 10,000,000 shares of common stock for issuance in connection with the payment of incentive compensation under the Company’s Management Agreement dated as of June 11, 2003 with the Manager. On March 26, 2005, effective as of March 1, 2005, the Company and the Manager entered into an Amended and Restated Management Agreement, or Amended Agreement. Under the Amended Agreement, none of the incentive compensation payable to the Manager is payable in the Company’s common stock. On August 3, 2005, the Company unreserved the remaining balance of 9,641,649 unissued shares that had been reserved for the payment of incentive compensation. These shares are now deemed authorized but unissued and unreserved shares of common stock of the Company. At December 31, 2004, 9,726,111 shares were reserved for issuance in connection with the payment of incentive compensation under the Company’s Management Agreement dated as of June 11, 2003.
     On January 3, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At September 30, 2005, total proceeds of up to $468.9 million remain available to the Company to offer and sell under this shelf registration statement.
     On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which the Company may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the nine months ended September 30, 2005, the Company sold approximately 2.8 million shares of common stock pursuant to this Agreement and the Company received proceeds, net of commissions and other offering costs, of approximately $30.0 million.
     On June 3, 2005, the Company filed a registration statement on Form S-3 with the SEC to register the Company’s Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
stockholders, the option to purchase shares of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in shares of the Company. During the three and nine months ended September 30, 2005, the Company issued 619,293 shares of common stock through direct stock purchase for net proceeds of $5.8 million.
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
     The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2005:

	For the Three Months		For the Nine Months
	Ended September 30, 2005		Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$5,229	$5,229	$30,372	$30,372

Weighted-average number of common shares outstanding	40,021,698	40,021,698	38,478,679	38,478,679
Additional shares due to assumed conversion of dilutive instruments	—	204,825	—	137,190

Adjusted weighted-average number of common shares outstanding	40,021,698	40,226,523	38,478,679	38,615,869

Net income per share	$0.13	$0.13	$0.79	$0.79

     The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2004:

	For the Three Months		For the Nine Months
	Ended September 30, 2004		Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$14,494	$14,494	$40,248	$40,248

Weighted-average number of common shares outstanding	36,814,000	36,814,000	32,916,190	32,916,190
Additional shares due to assumed conversion of dilutive instruments	—	53,233	—	22,703

Adjusted weighted-average number of common shares outstanding	36,814,000	36,867,233	32,916,190	32,938,893

Net income per share	$0.39	$0.39	$1.22	$1.22

NOTE 6—2003 STOCK INCENTIVE PLANS
     The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. On

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the Compensation Committee.
     The following table illustrates the common stock available for grant at September 30, 2005:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	216,666	—	216,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,633,334	150,000	1,783,334

     At September 30, 2005, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the nine months ended September 30, 2005:

Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

     The following table summarizes certain information about stock options outstanding at September 30, 2005:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Life (in	Exercise	of	Exercise
Exercise Prices	Options	years)	Price	Options	Price
$13.00-$14.00	5,000	8.1	$13.00	1,667	$13.00
$14.01-$15.00	50,000	7.8	15.00	33,333	15.00

$13.00-$15.00	55,000		$14.82	35,000	$14.90

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table illustrates the changes in nonvested stock options during the nine months ended September 30, 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	36,666	$0.22
Granted	—	—
Vested	(16,666)	0.22
Forfeited	—	—

Nonvested, end of the period	20,000	$0.22

     Total stock-based employee compensation expense related to stock option awards for the three months ended September 30, 2005 and 2004 was $1 thousand. Total stock-based employee compensation expense related to stock option awards for the nine months ended September 30, 2005 and 2004 was $2 thousand and $4 thousand, respectively. At September 30, 2005, stock-based employee compensation expense of $1 thousand related to nonvested stock options is expected to be recognized over a weighted-average period of 0.8 years.
     The following table illustrates the changes in common stock awards during the nine months ended September 30, 2005:

		Weighted-
	Number of	Average Issue
	Common Shares	Price
Outstanding, beginning of period	25,122	$12.06
Issued	131,707	11.37
Repurchased	—	—

Outstanding, end of period	156,829	$11.48

     The following table illustrates the changes in nonvested common stock awards during the nine months ended September 30, 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Common Shares	Fair Value
Nonvested, beginning of the period	25,122	$12.06
Granted	131,707	11.37
Vested	(3,302)	12.14
Repurchased	—	—

Nonvested, end of the period	153,527	$11.47

     Total stock-based employee compensation expense related to common stock awards for the three months ended September 30, 2005 and 2004, was $118 thousand and $23 thousand, respectively. Total stock-based employee compensation expense related to common stock awards for the nine months ended September 30, 2005 and 2004, was $257 thousand and $47 thousand, respectively. At September 30, 2005, stock-based employee compensation expense of $1.5 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.8 years.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7—THE MANAGEMENT AGREEMENT
     The Company entered into the Amended Agreement, dated as of March 1, 2005 with the Manager that provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:
•	base management compensation equal to a percentage of the Company’s applicable average net worth, as defined in the Amended Agreement, paid quarterly in arrears, calculated at the following rates per annum: (1) 0.90% of the first $750 million; plus (2) 0.70% of the next $750 million; plus (3) 0.50% of the amount in excess of $1.5 billion;

•	incentive management compensation equal to a percentage of applicable average net worth, as defined in the Amended Agreement, paid annually, calculated at the following rates per annum: (1) 0.35% for the first $750 million of applicable average net worth; (2) 0.20% for the next $750 million of applicable average net worth; and (3) 0.15% for the applicable average net worth in excess of $1.5 billion) if the return on assets, as defined in the Amended Agreement, for any such fiscal year exceeds the threshold return, defined as the average of the weekly values for any period of the sum of (i) the 10-year U.S. Treasury rate for such period and (ii) two percent (2%); and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.
     Under the Amended Agreement, the base management compensation and incentive management compensation are paid to the Manager by the Company in cash. Base management and incentive compensation are only earned by the Manager for assets which are managed by the Manager.
     The Company is entitled to terminate the Amended Agreement without cause provided that the Company gives the Manager at least 60 days’ prior written notice and pays a termination fee and other unpaid costs and expenses reimbursable to the Manager. If the Company terminates the Amended Agreement without cause, the Company is required to pay the Manager a termination fee equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by the Manager during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference (if any) resulting from thirty-six (36) minus the number of months (rounded to the nearest whole month) between the effective date of the Amended Agreement and the termination date, and the denominator is thirty-six (36).
     The Company is also entitled to terminate the Amended Agreement for cause, in which case the Company is only obligated to reimburse unpaid costs and expenses. In addition, the Manager will forfeit any then-unvested stock of the Company pursuant to the terms of the restricted stock award agreements issued at the time of the stock grants.
     The Amended Agreement contains certain provisions requiring the Company to indemnify the Manager for costs (e.g., legal costs) the Manager could potentially incur in fulfilling its duties prescribed in the Amended Agreement or in other agreements related to the Company’s activities. The indemnification provisions do not apply under all circumstances (e.g., if the Manager is grossly negligent, acted with reckless disregard or engaged in willful misconduct or active fraud). The provisions contain no limitation on maximum future payments. The Company evaluated the impact of these indemnification provisions on its financial statements and determined that they are immaterial.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The base management compensation for the three and nine months ended September 30, 2005 was $1.1 million and $3.3 million, respectively. No incentive compensation was earned by the Manager for the three months and nine months ended September 30, 2005. Incentive compensation expense was $240 thousand and $1.1 million for the three and nine months ended September 30, 2005, respectively, and relates to restricted common stock awards granted for incentive compensation earned by the Manager in prior periods that vested during the current periods.
     Prior to the Amended Agreement, the Company had entered into a Management Agreement, dated as of June 11, 2003, or Prior Agreement. Under the Prior Agreement, the Company was required to pay the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:
•	a base management compensation equal to a percentage of the Company’s average net worth during each fiscal year, as defined in the Prior Agreement (1% of the first $300 million plus 0.8% of the amount in excess of $300 million);

•	incentive compensation based on the excess of a “tiered percentage” (as defined in the Prior Agreement as the weighted-average of the following rates based upon the Company’s average net invested assets, as defined in the Prior Agreement: (1) 20% for the first $400 million of average net invested assets; and (2) 10% for the average net invested assets in excess of $400 million) of the difference between the Company’s net income (defined in the Prior Agreement as taxable income before incentive compensation, net operating losses from prior periods and items permitted by the Internal Revenue Code when calculating taxable income for a REIT) and the “threshold return” (the amount of net income for the period that would produce an annualized return on equity, calculated by dividing the net income, as defined in the Prior Agreement, by the average net invested assets, as defined in the Prior Agreement, equal to the 10-year U.S. Treasury rate for the period plus 2.0%) for the fiscal period; and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.
     Under the Prior Agreement, the base management compensation and incentive compensation was paid quarterly and was subject to adjustment at the end of each fiscal year based on annual results. One-half of the incentive compensation was paid to the Manager in cash and one-half was paid in the form of a restricted stock award. The number of shares issued was based on (a) one-half of the total incentive compensation for the period, divided by (b) the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant date, less a fair market value discount determined by the Company’s Board of Directors. These shares are “restricted shares” for varying periods of time, and are forfeitable if the Manager ceases to perform management services for the Company before the end of the restriction periods. The restrictions lapse and full rights of ownership vest for one-third of the shares on the first anniversary of the end of the period in which the incentive compensation is calculated, for one-third of the shares on the second anniversary and for the last one-third of the shares on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. In accordance with SFAS No. 123, and related interpretations, and EITF 96-18, 15.2% of the restricted stock portion of the incentive compensation was expensed in the period incurred.
     The base management compensation for the three and nine months ended September 30, 2004 was $1.1 million and $3.0 million, respectively.
     Under the Prior Agreement, incentive compensation was earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the net invested assets for the period, defined in the Prior Agreement, exceeds the “threshold return” taxable income that would produce an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2% for the same period. For the three months ended September 30, 2004, REIT taxable income (before deducting incentive

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
compensation, net operating losses and certain other items) was $16.9 million and was greater than the “threshold return” taxable income of $7.7 million. For the nine months ended September 30, 2004, REIT taxable income (before deducting incentive compensation, net operating losses and certain other items) was $43.6 million and was greater than the “threshold return” taxable income of $20.1 million.
     For the three and nine months ended September 30, 2004, total incentive compensation earned by the Manager was $1.9 million and $5.1 million, respectively, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $950 thousand and $2.5 million for the three and nine months ended September 30, 2004, respectively, was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $145 thousand and $384 thousand, respectively.
     In accordance with the terms of his employment agreement, the Company’s chief financial officer is eligible to earn incentive compensation. The incentive compensation is accounted for in the same manner as the incentive compensation earned by the Manager; however, at the measurement date of the incentive compensation earned by the chief financial officer for a given fiscal year, an adjustment is made to the cumulative awards and the awards are recorded at the final grant date fair value in accordance with SFAS No. 123(R). No incentive compensation was earned by the chief financial officer for the three and nine months ended September 30, 2005. Incentive compensation expense of $16 thousand for the three and nine months ended September 30, 2005 relates to restricted common stock awards granted for incentive compensation earned by the chief financial officer in prior periods that vested during the period. This balance reflects the adjustment made to the final grant date fair value of the chief financial officer’s 2004 cumulative awards.
     The chief financial officer earned incentive compensation of $95 thousand and $253 thousand for the three and nine months ended September 30, 2004, respectively. This incentive compensation was payable one-half in cash and one-half in the form of a restricted common stock award under the Company’s 2003 Stock Incentive Plan. The shares vest over the same vesting schedule as the stock issued to the Manager. The cash portion of the incentive compensation of $47 thousand and $126 thousand for the three and nine months ended September 30, 2004, respectively, was expensed in the period incurred. In addition, $7 thousand and $19 thousand for the three and nine months ended September 30, 2004, respectively, related to the restricted common stock portion of the incentive compensation was expensed.
NOTE 8—RELATED PARTY TRANSACTIONS
     At September 30, 2005 and December 31, 2004, the Company was indebted to the Manager for base management fees of $1.1 million. At September 30, 2005, the Company was not indebted to the Manager for any incentive compensation and at December 31, 2004, the Company was indebted to the Manager for incentive compensation of $1.6 million. The Company was not indebted to the Manager for reimbursement of expenses at September 30, 2005, and was indebted to the Manager for reimbursement of expense of $3 thousand at December 31, 2004. At September 30, 2005, the Company was not indebted to the Company’s chief financial officer for incentive compensation and at December 31, 2004, the Company was indebted to the Company’s chief financial officer for incentive compensation of $167 thousand. The Company was indebted to the officers and employees of the Company for bonuses and expense reimbursement of $452 thousand and $10 thousand at September 30, 2005, and December 31, 2004, respectively. These amounts are included in management fee payable, incentive compensation payable and other related party liabilities.
     The Manager’s financial relationship with the Company was governed by the Prior Agreement and is now governed by the Amended Agreement, dated as of March 1, 2005. Under the Amended Agreement, the Manager shall be responsible for all expenses of the personnel employed by the Manager, and all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
sub-manager, if any. The Company shall reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At September 30, 2005 and December 31, 2004, no expenses were payable to the Manager pursuant to the cost-sharing agreement. During the three and nine months ended September 30, 2005, the Company paid the Manager $3 thousand and $21 thousand pursuant to the cost-sharing agreement, respectively. During the three and nine months ended September 30, 2004, the Company paid the Manager $6 thousand and $18 thousand pursuant to the cost-sharing agreement, respectively. The Company will pay all other expenses on behalf of the Company, and will reimburse the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Amended Agreement.
NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and derivative contracts is equal to their carrying value presented in the balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at September 30, 2005 and December 31, 2004 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $51.6 million and $51.0 million at September 30, 2005, respectively. In addition, the carrying value and fair value of the Company’s loans held-for-investment was $143.8 million and $143.0 million at September 30, 2005, respectively. There were no outstanding balances of junior subordinated notes or loans held-for-investment at December 31, 2004.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following is a summary of the components of accumulated other comprehensive loss at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(in thousands)	2005	2004
Unrealized holding losses on mortgage-backed securities available-for-sale	$(99,670)	$(69,297)
Reclassification adjustment for net losses on mortgage-backed securities available-for-sale included in net income	69	—

Net unrealized losses on mortgage-backed securities available-for-sale	(99,601)	(69,297)

Net deferred realized and unrealized gains on cash flow hedges	8,895	7,929

Accumulated other comprehensive loss	$(90,706)	$(61,368)

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company seeks to manage its interest rate risk exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. Interest rate risk may also arise from the issuance of long-term fixed rate or floating rate debt through securitization activities. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts and interest rate caps to manage these interest rate risks.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table is a summary of derivative instruments held at September 30, 2005:

Estimated
(in thousands)	Fair Value
Eurodollar futures contracts sold short	$4,404
Interest rate swap contracts	3,571
Swaption contracts	1,476
     The following table is a summary of derivative instruments held at December 31, 2004:

Estimated
(in thousands)	Fair Value
Eurodollar futures contracts sold short	$(1,073)
Interest rate swap contracts	7,900
     Cash Flow Hedging Strategies
     Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, or hedged item.
     Hedging Strategies for Short-Term Debt
     The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments attributable to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At September 30, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure was 6.5 years and 15 months, respectively.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of these hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The Eurodollar futures and interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises.
     Hedging Strategies for Long-Term Debt
     The hedged transaction is the forecasted interest expense on long-term fixed rate or floating rate debt expected to be issued through securitization activities. The hedged risk is the variability in those payments attributable to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with the forecasted principal balances of the long-term debt. Cash flow hedging strategies include the use of Eurodollar futures contracts and amortizing interest rate swap contracts to hedge the forecasted interest expense for a specified future time period, which is defined as estimated life of the long-term debt issued. At September 30, 2005, the maximum length of time over which the Company is hedging its exposure was 4.0 years. During the year ended December 31, 2004, the Company had not engaged in hedging activities under these hedge strategies.
     Following the closing of a securitization in which floating rate debt securities are collateralized by fixed rate or hybrid adjustable-rate mortgage loans, the Company may use an amortizing interest rate swap or amortizing interest rate cap to immunize the Company against changes in interest expense attributable to changes in the benchmark rate relating to the floating rate debt. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with the forecasted principal balances of the long-term debt. During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company had not engaged in hedging activities under these hedge strategies.
     The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses a qualitative test to assess the effectiveness of these hedging strategies at the inception of each new hedge. On an ongoing basis, the Company assesses effectiveness using a dollar offset test. The Eurodollar futures and amortizing interest rate swap contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises.
     Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.
     During the three months ended September 30, 2005 and 2004, losses of $430 thousand and $244 thousand, respectively, were recognized in interest expense due to hedge ineffectiveness. During the nine months ended September 30, 2005 and 2004, gains of $43 thousand and $1.7 million, respectively, were recognized in interest expense due to hedge ineffectiveness. During the three months ended September 30, 2005, interest expense was increased by $799 thousand of amortization of net realized losses on Eurodollar futures contracts, but was decreased by $4.2 million of net interest income received from swap contract counterparties. During the three months ended September 30, 2004, interest expense was decreased by $685 thousand of amortization of net realized gains on

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Eurodollar futures contracts, but was increased by $1.9 million of net interest paid to swap contract counterparties. During the nine months ended September 30, 2005, interest expense was decreased by $1.4 million of amortization of net realized gains on Eurodollar futures contracts and $7.4 million of net interest income received from swap contract counterparties. During the nine months ended September 30, 2004, interest expense was decreased by $272 thousand of amortization of realized gains on Eurodollar futures contracts, but was increased by $2.4 million of net interest paid to swap contract counterparties. Based upon the combined amounts of $1.4 million of net deferred realized gains and $3.9 million of net unrealized gains from Eurodollar futures contracts included in accumulated other comprehensive income and loss at September 30, 2005, the Company expects to recognize lower interest expense during the remainder of 2005 through part of 2010. This amount could differ from amounts actually realized due to changes in the benchmark rate between September 30, 2005 and when the Eurodollar futures contracts sold short at September 30, 2005 are covered as well as the addition of other hedges subsequent to September 30, 2005.
     Free Standing Derivatives
     The Company had swaption contracts outstanding at September 30, 2005 that were not designated as hedges under SFAS No. 133. The contracts are carried on the balance sheet at fair value and the gain of $501 thousand and the loss of $398 thousand resulted from the change of the fair value of the contracts for the three months and nine months ended September 30, 2005, respectively, was recognized in other income and expense. At December 31, 2004, the Company had not entered into swaption contracts.

NOTE 12—	PREFERRED SECURITIES OF SUBSIDIARY TRUST AND JUNIOR SUBORDINATED NOTES
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
     Unamortized deferred issuance costs associated with the Junior Subordinated Notes amounted to $1.6 million at September 30, 2005, and is being amortized using the effective yield method over the term of the Junior Subordinated Notes. There was $510 thousand of unpaid interest on the Junior Subordinated Notes at September 30, 2005.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 13—SUBSEQUENT EVENTS
     On October 7, 2005, the Company entered into a $500.0 million warehouse lending facility with Bear Stearns as an additional source of funding for the Company’s residential mortgage loan portfolio.
     In October 2005, the Company completed the purchase of approximately $349.4 million of residential mortgage loans, primarily comprised of first lien, single-family hybrid adjustable-rate residential mortgage loans, all with the same maturity date of 2035 and with interest rates ranging from 4.00% to 7.00%. These loans were acquired in anticipation of completing a securitization of these assets combined with other loans purchased during the third quarter of 2005. The loans were financed by our short-term warehouse lending facilities.
     On November 2, 2005, the Company issued $520.6 million of securities consisting of a series of private-label multi-class mortgage-backed securities which will match the income earned on mortgage assets with the cost of the related liabilities, otherwise referred to as match funding the Company’s balance sheet. The collateral was transferred to a separate bankruptcy-remote legal entity, Luminent Mortgage Trust 2005-1, or LUM 2005-1. Collateral for the securitization included approximately $486.4 million of residential mortgage loans, as well as prefunding of approximately $34.2 million of residential mortgage loans to be identified and transferred to the Trust within ninety days of the closing of the securitization. On a consolidated basis this securitization was accounted for as a financing and, therefore, no gain or loss was recorded in connection with the securitization. The residential mortgage loans will remain as assets on the Company’s consolidated balance sheets subsequent to securitization. The assets owned by LUM 2005-1 collateralized the LUM 2005-1 mortgage-backed securities, and as a result, those investments are not available to the Company, its creditors or stockholders. The securitization is considered to be a financing for both tax and GAAP. The Company retained $20.3 million of the resulting securities for its securitized residential mortgage loan portfolio and placed $500.3 million with third-party investors, thereby providing long-term collateralized financing for its assets. Of the securities retained, 66.7% were rated Investment Grade and 33.3% were rated less than Investment Grade. All classes of the securities were priced at par with interest indexed as one-month LIBOR floaters. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
     Concurrently with the issuance of the LUM 2005-1 mortgage-backed securities, the proceeds received were used to pay down the Company’s warehouse lending facility. Principal is paid on the securities issued following receipt of principal payments on the loans. The collateral specific to each mortgage-backed security series will be the sole source of their repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-Q Report. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “anticipate,” “estimate,” “may,” or “could” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-Q Report, our actual results may differ materially from those anticipated in such forward-looking statements.
Executive Summary
          Our mission is to produce high quality, reliable cash flows to our shareholders over the long term. The mortgage finance market, which benefits from the monthly payments of homeowners to service their mortgages, is the vehicle through which we deliver on our mission. We began with an initial Spread strategy of investing in high quality, fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a reduced level of credit risk, it also has considerable interest rate exposure. Recognizing that the impact of the Federal Reserve’s drive to raise rates would reduce returns available to our shareholders, we expanded our business model at the beginning of 2005 to include a broader investment strategy. The new strategy includes investments in lower credit quality mortgage-backed securities as well as whole loan purchases and securitizations of those loans, in a manner that should reduce our exposure to interest rates over time. As a result of the increases in short-term interest rates over the past 15 months, the net interest spread on our investment portfolio has decreased to 0.50% from 1.58% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, respectively, and decreased to 0.96% and 1.80% for the nine months ended September 30, 2005 compared to the same periods in 2004, respectively. These decreases are primarily due to increases in the cost of funds on our repurchase agreements used to fund the mortgage-backed securities in our Spread portfolio. See additional information on the components of our net interest spread and interest expense at “Results of Operations.”
          Our Residential Mortgage Credit Portfolio strategy aims to complement our high-quality, but interest rate sensitive Spread portfolio, with investments that are far less sensitive to interest rates and that are therefore more predictable and sustainable. This strategy seeks to structure, acquire and fund mortgage loans which will provide long-term reliable income to our shareholders. We will accomplish this goal primarily through the purchase of mortgage loans which we design and originate in partnership with selected high quality providers with whom we have long and well-established relationships. We will securitize those loans with an optimal structure, retain the most valuable pieces of the securitization and thereby “lock in” profitable spread income over the life of the structure. Over time, these securitizations will reduce our sensitivity to interest rates and will help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations will be non-recourse to our Company. As a secondary strategy, we will invest in subordinated mortgage-backed securities that have credit ratings below AAA. We will do this opportunistically, as we discover value and credit arbitrage opportunities in the market.
General
          Luminent Mortgage Capital, Inc. is a real estate investment trust, or REIT, headquartered in San Francisco, California. We were incorporated in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003, after completing a private placement of our common stock. In 2005, we expanded our mortgage investment strategy to include mortgage loan origination and securitization, as well as investments in mortgage-backed securities that have credit ratings of lower than AAA.
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
          Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:
•	interest rate trends and changes in the yield curve;

•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;

•	highly competitive markets for investment opportunities; and

•	other market developments, including changes in the yield curve
          In addition, several factors relating to our business may also impact our financial condition and operating performance. These factors include:
•	overall leverage of our portfolio;

•	access to funding and adequate borrowing capacity;

•	increases in our borrowing costs;

•	the ability to use derivatives to mitigate our interest rate and prepayment risks;

•	the market value of our investments; and

•	compliance with REIT requirements and the requirements to qualify for an exemption under the Investment Company Act of 1940.
          Refer to “Risk Factors” for additional discussion regarding these and other risk factors that affect our business. Refer to “Interest Rate Risk” in Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” for additional interest rate risk discussion.
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
          We estimate the fair value of our purchased beneficial interests using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows, and other market factors. We apply these factors to our credit portfolio as appropriate, in order to determine market values.
          When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If management determines an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded as a reduction of current earnings as if the loss had been realized in the period of impairment.
          Management considers several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and the continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2005, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $100.6 million, which if not recovered may result in the recognition of future losses.
          The determination of other-than-temporary impairment is evaluated at least quarterly. If future evaluations conclude that impairment is other-than-temporary, we may need to realize a loss that would have an impact on income.
     Loans Held-for-Investment
          We purchase pools of residential mortgage loans through our network of origination partners. Mortgage loans are designated as held-for-investment as we have the intent and ability to hold them for the foreseeable future, and until maturity or payoff. Mortgage loans that are considered to be held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount, adjustments for unamortized derivative gains and losses during the commitment period and reserve for loan losses.
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
          Interest income on our mortgage loans is accrued and credited to income based on the carrying amount and contractual terms of the assets using the effective yield method in accordance with SFAS No. 91. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.
     Allowance and Provision for Loan Losses
          To estimate the allowance for loan losses, we first identify impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. Loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral, if the loan is collateral dependent.
     Accounting for Derivative Financial Instruments and Hedging Activities
          Our policies permit us to enter into derivative contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements and the forecasted interest expense associated with forecasted securitization activities, or hedged items, for a future time period. Our policies allow us to enter into Eurodollar futures contracts, interest rate swap contracts and interest rate caps. These hedge instruments may be designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Hedge instruments are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, is recorded in other comprehensive income or loss. Realized gains and losses on hedge instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. For REIT taxable net income purposes, realized gains and losses on hedge instruments are reclassified into earnings immediately when positions are closed or have expired.
          We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate derivative contracts as hedges and to monitor their effectiveness as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings.
          We may enter into commitments to purchase mortgage loans, or purchase commitments, from our network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at their estimated fair value on the balance sheet and any change in fair value of the purchase commitment is recognized in other income. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and included in the cost basis of the loans purchased.
          See Note 11 to the financial statements for further discussion about accounting for derivative financial instruments and hedging activities.

     Management Incentive Compensation Expense
          On March 26, 2005, we entered into an Amended and Restated Management Agreement, or Amended Agreement, as of March 1, 2005 with Seneca, which supersedes the Management Agreement as of June 11, 2003, or Prior Agreement. The Amended Agreement provides for the payment of incentive compensation to Seneca if our financial performance exceeds certain benchmarks. During each quarter of the fiscal year, we calculate the incentive compensation expense on a cumulative basis, making any necessary adjustments for amounts that were recognized in previous quarters. As a result, if we experience poor quarterly performance in a particular quarter and this performance causes the cumulative incentive compensation expense for the current quarter to be lower than the cumulative incentive compensation for the prior quarter, we will record a negative incentive compensation expense in the current quarter. The incentive compensation is payable annually in cash and is accrued and expensed during the period for which it is calculated.
          Under the Prior Agreement, incentive compensation was paid one-half in the form of our restricted common stock. We account for the restricted stock portion of the incentive compensation in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
          Under the Prior Agreement, each incentive compensation restricted stock grant to Seneca was divided into three tranches. The first tranche vests over a one-year period and is expensed over approximately five quarters, beginning in the quarter in which it was earned. The second tranche vests over a two-year period and is expensed over approximately nine quarters beginning in the quarter in which it was earned. The third tranche vests over a three-year period and is expensed over approximately 13 quarters beginning in the quarter in which it was earned. Upon vesting of each tranche, an adjustment is made to account for the vested tranche at fair value. As a result of this vesting schedule for the restricted stock granted to Seneca, we incur incentive compensation expense in each of the periods following the grant of the restricted stock over a three-year period. We will continue to incur incentive compensation expense related to each restricted stock grant, even in subsequent periods in which Seneca did not earn incentive compensation.
          As the price of our common stock changes in future periods, the fair value of the unvested portions of shares issued to Seneca pursuant to the Prior Agreement will be marked-to-market, with corresponding entries on the balance sheet. The net effect of any mark-to-market adjustments to the value of the unvested portions of the restricted stock will be expensed in future periods, on a ratable basis, according to the remaining vesting schedules of each respective tranche of restricted common stock. Accordingly, incentive compensation expense related to the portion of the incentive compensation paid to Seneca in each restricted stock grant may be higher or lower from one reporting period to the next, and may vary throughout the vesting period. For example, future incentive compensation expense related to previously issued but unvested restricted stock will be higher during periods of increasing stock prices and lower during periods of decreasing stock prices. In addition, over the vesting period for each restricted stock grant, our stockholders’ equity will increase or decrease based upon the current market price of our stock.
          Under the Prior Agreement, Seneca was granted multiple tranches of restricted common stock for incentive compensation. Management compensation expense will increase or decrease due to the vesting schedules and the mark-to-market impact of the unvested portions of the restricted stock grants, even in periods where there is little change in our income or stock price.
          We also pay incentive compensation to our chief financial officer in accordance with the terms of his employment agreement. The incentive compensation is accounted for in the same manner as the incentive compensation earned by Seneca; however, at the measurement date of the incentive compensation earned by the chief financial officer for a given fiscal year, an adjustment is made to the cumulative awards and the awards are recorded at the final grant date fair value in accordance with SFAS No. 123(R).

Financial Condition
          All of our assets at September 30, 2005 were acquired with the proceeds from our private placement and public offerings of our common stock, the proceeds from our preferred securities offering, our warehouse lending facility and the use of leverage. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the nine months ended September 30, 2005, we sold approximately 2.8 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $30.0 million. On March 15, 2005, Diana Statutory Trust I, or the Trust, was created for the sole purpose of issuing and selling preferred securities in the amount of $50.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $48.4 million. We have established a Direct Stock Purchase and Dividend Reinvestment Plan, effective June 28, 2005, which offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock. During the three months ended September 30, 2005, we issued 619,293 shares of common stock through direct stock purchase for net proceeds of $5.8 million.
     Mortgage-Backed Securities
          At September 30, 2005, we held $4.7 billion of mortgage-backed securities at fair value, net of unrealized gains of $953 thousand and unrealized losses of $100.6 million. At December 31, 2004, we held $4.8 billion of mortgage-backed securities at fair value, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million. The increase in mortgage-backed securities held is primarily due to the purchase of mortgage-backed securities with a cost basis of $1.2 billion, principal payments of $1.2 billion and premium amortization of $20.6 million during the nine months ended September 30, 2005. At September 30, 2005 and December 31, 2004, substantially all of the mortgage-backed securities in our portfolio were purchased at a premium to their par value and our total portfolio had a weighted-average amortized cost, excluding residual interests which were purchased at deep discounts, of 101.1% and 101.7% of face amount, respectively. At September 30, 2005 and December 31, 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities.
          At September 30, 2005, 96.0% of our mortgage-backed securities portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities and 4.0% was invested in non-agency mortgage-backed securities with a weighted-average credit rating of BBB-. At December 31, 2004, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities.
          Fair value was below amortized cost for certain of the securities held at September 30, 2005 and December 31, 2004. At September 30, 2005, 97.6% of our portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. At December 31, 2004, all of our portfolio that had unrealized losses was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities. None of the securities held had been downgraded by a credit rating agency since their purchase. We intend and have the ability to hold the securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. Certain non-agency mortgage-backed securities are accounted for in accordance with EITF 99-20. Changes in fair value of these securities are solely due to interest rate changes. As such, we do not believe any of the securities held are other-than-temporarily impaired at September 30, 2005 and December 31, 2004. At September 30, 2005, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $100.6 million, which if not recovered may result in the recognition of future losses.
          The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 40 years. However, the expected maturities are subject to change based on the prepayments of the underlying mortgage loans.

          The following table sets forth the maturity dates, by year, and percentage composition of the mortgage-backed securities assets, or MBS, in our investment portfolio at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Weighted-		Weighted-
	Average Final	% of	Average Final	% of
Asset	Maturity	Total	Maturity	Total
Adjustable-Rate MBS	2033	1.7%	2033	2.6%
Hybrid Adjustable-Rate MBS	2034	93.2	2034	96.3
Balloon MBS	2008	1.1	2008	1.1
Other MBS	2038	4.0	n/a	n/a
          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
          The following table summarizes our mortgage-backed securities at September 30, 2005 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
(in thousands)
Less than one year	$483,235	$492,221	3.97%
Greater than one year and less than five years	4,025,268	4,114,686	4.42
Greater than five years	143,138	144,335	5.09

Total	$4,651,641	$4,751,242	4.40%

     The following table summarizes our mortgage-backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
(in thousands)
Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

          The weighted-average lives of the mortgage-backed securities at September 30, 2005 and December 31, 2004 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.
          The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
          At September 30, 2005 and December 31, 2004, 93.2% and 96.3%, respectively, of our investment portfolio was invested in hybrid adjustable-rate mortgage-backed securities. Assuming constant payment rates, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities at September 30, 2005 and December 31, 2004 had a weighted-average term to next rate adjustment of approximately 28 months and 25 months, respectively. The phrase “weighted-average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities

           The mortgages underlying our hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At September 30, 2005 and December 31, 2004, 79.6% and 76.7%, respectively, of the hybrid adjustable-rate securities in our investment portfolio were subject to interest rate caps. At September 30, 2005, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio that were subject to periodic interest rate caps every six months or annually were 13.6% and 86.4%, respectively. At December 31, 2004, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio that were subject to periodic interest rate caps every six months or annually were 17.1% and 82.9%, respectively. At September 30, 2005 and December 31, 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities with specific annual caps had average annual caps of 2.32% and 2.24%, respectively. The average lifetime cap was 9.99% at both September 30, 2005 and December 31, 2004.
          The periodic adjustments to the interest rates of the mortgages underlying our mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board, or the London Interbank Offered Rate, or LIBOR. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at September 30, 2005 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 35.4% and 64.6%, respectively. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at December 31, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 36.3% and 63.7%, respectively.
          The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 33% and 25% for the three months ended September 30, 2005 and December 31, 2004, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in interest rates will have a direct impact on the principal prepayments in our portfolio.
          At September 30, 2005 and December 31, 2004, the weighted-average effective duration of the securities in our overall mortgage-backed securities portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.7 years. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date.
     Loans Held-for-Investment
          During the three months ended September 30, 2005, we completed our first acquisition of residential mortgage loans. At September 30, 2005, our residential mortgage loan portfolio totaled $143.8 million, including unamortized premium of $1.1 million.
          At September 30, 2005 residential mortgage loans with a carrying value of $140.4 million were pledged as collateral for borrowings under our warehouse lending facility.
          At September 30, 2005, we had not recorded an allowance for loan losses as none of the loans held in the portfolio were considered impaired. We intend to securitize loans held-for-investment and account for securitizations as financings. All loans held-for-investment at September 30, 2005 are pending securitization. See Note 13 to the financial statements for more information regarding securitization activities.

          At September 30, 2005, loans held-for-investment consisted of the following:

					Delinquent
		Interest	Maturity	Principal	Balance
	Interest Rate Type	Rate	Date	Balance	(90 Days)
(in thousands)
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	4.00 – 5.00%	2035	$456	$—
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	5.01 – 6.00%	2035	25,362	—
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	6.01 – 7.00%	2035	7,999	—
First Lien Adjustable—Rate Residential Mortgage Loans	3-Year Hybrid	7.01 – 7.50%	2035	128	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	4.00 – 5.00%	2035	453	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	5.01 – 6.00%	2035	61,441	—
First Lien Adjustable—Rate Residential Mortgage Loans	5-Year Hybrid	6.01 – 7.00%	2035	46,918	—

				$142,757	$—

          The weighted-average coupon of our loans held-for-investment at September 30, 2005 was 5.98%.
          At September 30 2005, our 514 residential mortgage loans consisted of Alt-A first lien, three-year and five- year hybrid adjustable-rate mortgages acquired from third party originators and secured by one to four-family residences, individual condominium units and individual co-operative units having an aggregate balance of approximately $142.8 million. Hybrid adjustable-rate mortgages have an initial fixed rate period and then the interest rate borne by each mortgage loan will be adjusted annually based on One-Year LIBOR or One- Year U.S. Treasury, each referred to as the index, computed in accordance with the related note plus the related gross margin, generally subject to rounding and to certain other limitations including a maximum lifetime mortgage rate and in certain cases a maximum upward or downward adjustment on each interest adjustment date. Consistent with characteristics typical of the Alt-A market, a large segment of this loan portfolio is scheduled to receive interest only payments during the initial fixed rate period and a large segment was underwritten under either a reduced or limited documentation program.
     Equity Securities
          Our investment policies allow us to acquire a limited amount of equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2005, we held common shares issued by other real estate investment trusts of $1.1 million which is included in other assets. At December 31, 2004, we did not hold any such equity securities.
     Unsettled Securities Purchases
          At September 30, 2005 and December 31, 2004, we had no unsettled securities purchases.
     Other Assets
          We had other assets of $49.6 million and $33.4 million at September 30, 2005 and December 31, 2004, respectively. Other assets at September 30, 2005 consisted primarily of interest receivable of $21.4 million, principal receivable of $23.3 million, a common stock investment in a subsidiary trust of $1.6 million, a common stock investment in other real estate investment trusts of $1.1 million, collateral pledged to counterparties of our derivative contracts of $1.1 million, prepaid warehouse lending facilities commitment fees of $573 thousand and prepaid directors’ and officers’ liability insurance of $281 thousand. Other assets at December 31, 2004 consisted primarily of interest receivable of $18.9 million, principal receivable of $13.4 million, prepaid directors’ and officers’ liability insurance of $137 thousand, deferred financing costs of $174 thousand, and deferred compensation of $732 thousand. The increase in both interest receivable and principal receivable from December 31, 2004 is primarily due to the increase in our mortgage-backed securities portfolio.
     Hedging Instruments
          Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.
          At September 30, 2005 and December 31, 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements and the forecasted interest expense on long-term floating rate debt expected to be issued through securitization activities. At September 30, 2005, we had short positions on 2,856 Eurodollar futures contracts, with expiration dates ranging from March 2006 to September 2009. The total notional amount of the contracts was $2.9 billion. The value of futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2004, we had short positions on 4,740 Eurodollar futures contracts, with expiration dates ranging from March 2005 to March 2006. The total notional amount of the contracts was $4.7 billion. At September 30, 2005 and December 31, 2004, the fair value of the Eurodollar futures contracts was $4.4 million recorded in assets and $1.1 million recorded in liabilities, respectively.
          At September 30, 2005, we have entered into interest rate swap contracts to mitigate our interest rate risk associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At September 30, 2005 and December 31, 2004, the current notional amount of interest rate swap contracts totaled $855.0 million and $1.6 billion, respectively, and the fair value of the interest rate swap contracts at those dates was $3.6 million and $7.9 million, respectively, recorded in assets. Counterparties to our interest rate swap contracts are well-known financial institutions and default risk is considered low.
          We have outstanding swaption contracts at September 30, 2005 that were not designated as hedges under SFAS No. 133. The contracts are carried on the balance sheet at fair value. The fair value of the contracts at September 30, 2005 was $1.5 million. At December 31, 2004, we had not entered into swaption contracts.
     Liabilities
          We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities. None of the counterparties to these agreements are affiliates of Seneca or us. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2005 and December 31, 2004, we had established 19 borrowing arrangements and 17 borrowing arrangements, respectively, with various investment banking firms and other lenders, 15 of which were in use at September 30, 2005, and 12 of which were in use at December 31, 2004.

          At September 30, 2005, we had outstanding $4.2 billion of repurchase agreements with a weighted-average current borrowing rate of 3.83%, $513.6 million of which matures within 30 days, $2.1 billion of which matures between 31 and 90 days and $1.7 billion of which matures in greater than 90 days. At December 31, 2004, we had outstanding $4.4 billion of repurchase agreements with a weighted-average current borrowing rate of 2.38%, $230.4 million of which matures within 30 days, $1.9 billion of which matures between 31 and 90 days and $2.3 billion of which matures in greater than 90 days. The decrease in outstanding repurchase agreements is primarily due to the use of cash flows from principal and interest payments to repay repurchase agreement liabilities. It is our present intention to seek to renew the repurchase agreements outstanding at September 30, 2005 as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At September 30, 2005 and December 31, 2004, the repurchase agreements were secured by mortgage-backed securities with an estimated fair value of $4.5 billion and $4.6 billion, respectively, and had a weighted-average maturity of 131 days and 133 days, respectively. At September 30, 2005 and December 31, 2004, the repurchase agreements had a weighted-average term to next rate adjustment of approximately 76 days and 101 days, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $225.2 million and $205.9 million at September 30, 2005 and December 31, 2004, respectively.
          On March 15, 2005, we issued junior subordinated notes to our wholly owned subsidiary, Diana Statutory Trust I, in the amount of $51.6 million. At September 30, 2005, junior subordinated notes, net of debt issuance costs, were $50.0 million and there was $510 thousand of unpaid interest on the junior subordinated notes. See Note 12 to the financial statements for further discussion about the junior subordinated notes.
          The weighted-average days to rate reset of our total liabilities was 249 days and 275 days at September 30, 2005 and December 31, 2004, respectively.
          We had $21.0 million and $36.8 million of other liabilities at September 30, 2005 and December 31, 2004, respectively. Other liabilities at September 30, 2005 consisted primarily of $4.5 million of cash distributions payable, $14.3 million of accrued interest expense on repurchase agreements, warehouse lending facilities and junior subordinated notes, $661 thousand of accounts payable and accrued expenses and $1.5 million of management compensation payable and other related party liabilities. Other liabilities at December 31, 2004 consisted primarily of $16.0 million of cash distributions payable, $17.3 million of accrued interest expense on repurchase agreements and interest rate swap contracts, and $3.0 million of management compensation payable, incentive compensation payable and other related party liabilities.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at September 30, 2005 and December 31, 2004.
          During the quarter, we established a warehouse lending facility with Morgan Stanley to finance loans held-for-investment. The facility has a total borrowing capacity of $500.0 million and outstanding balance of $140.4 million at September 30, 2005. A warehouse lending facility is a short term credit facility. This facility expires on August 28, 2006 and bears interest based on LIBOR and reprices accordingly. This facility has covenants that are standard for industry practice, and we were in compliance with all such covenants at September 30, 2005.
     Stockholders’ Equity
          Stockholders’ equity at September 30, 2005 and December 31, 2004 was $414.8 million and $405.5 million, respectively, which included $99.6 million and $69.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $8.9 million and $7.9 million, respectively, of net deferred realized and unrealized gains on cash flow hedges presented as accumulated other comprehensive loss.

          Weighted-average stockholders’ equity and return on average equity for the three months ended September 30, 2005 and 2004 were $420.3 million and $424.2 million, respectively, and 4.9% and 13.6%, respectively. Return on average equity is defined as annualized net income divided by weighted-average stockholders’ equity. Weighted-average stockholders’ equity and return on average equity for the nine months ended September 30, 2005 and 2004 were $419.3 million and $379.8 million, respectively, and 9.7% and 14.2%, respectively.
          Our book value at September 30, 2005 was as follows:

	Total
	Stockholders’	Book Value per
	Equity	Share(1)
(in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$414,786	$10.17
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	99,601	2.44
Accumulated other comprehensive income on interest rate swap contracts	(3,558)	(0.08)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$510,829	$12.53

(1)	Based on 40,770,410 shares outstanding at September 30, 2005.
          Our book value at December 31, 2004 was as follows:

	Total
	Stockholders’	Book Value per
	Equity	Share(1)
(in thousands, except per share amounts)
Total stockholders’ equity (GAAP)	$405,503	$10.93
Addback/(Subtract)
Accumulated other comprehensive loss on mortgage-backed securities	69,298	1.86
Accumulated other comprehensive income on interest rate swap contracts	(7,748)	(0.21)

Total stockholders’ equity, excluding accumulated other comprehensive income and loss on mortgage-backed securities and interest rate swap contracts (NON-GAAP)	$467,053	$12.58

(1)	Based on 37,113,011 shares outstanding at December 31, 2004.
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
Results of Operations
          For the three months ended September 30, 2005 and 2004, net income was $5.2 million or $0.13 per weighted-average share outstanding (basic and diluted) and $14.5 million or $0.39 per weighted-average share outstanding (basic and diluted), respectively. For the same periods, interest income, net of premium amortization, was approximately $46.3 million and $34.3 million, respectively, and was primarily earned from investments in mortgage-backed securities. Interest expense for the three months ended September 30, 2005 and 2004 was $38.2 million and $16.6 million, respectively, and was primarily due to costs of short-term borrowings. This increase in interest income is primarily due to the increase in size of our investment portfolio. The increase in interest expense is primarily due to an increase in the average balance of outstanding repurchase agreement liabilities and an increase in average interest rate on those liabilities as a result of short-term borrowing rate hikes by the Federal Reserve.
          For the nine months ended September 30, 2005 and 2004, net income was $30.4 million or $0.79 per weighted-average share outstanding (basic and diluted) and $40.2 million or $1.22 per weighted-average share outstanding (basic and diluted), respectively. For the same periods, interest income, net of premium amortization, was approximately $131.3 million and $81.7 million, respectively, and was primarily earned from investments in mortgage-backed securities. Interest expense for the nine months ended September 30, 2005 and 2004 was $90.9 million and $32.6 million, respectively, and was primarily due to costs of short-term borrowings. This increase in interest income is primarily due to the increase in size of our investment portfolio. The increase in interest expense is primarily due to an increase in the average balance of outstanding repurchase agreement liabilities and an increase in average interest rate on those liabilities as a result of short-term borrowing rate increases by the Federal Reserve Board.
          Other income and losses, which represent realized gains and losses of derivative instruments, for the three and nine months ended September 30, 2005 were income of $588 thousand and loss of $311 thousand, respectively. There was no such income or loss for the same periods in 2004. During the three months ended September 30, 2005, we sold $136.3 million of mortgage-backed securities to reduce leverage and rebalance our portfolios. For the three and nine months ended September 30, 2005 we realized a net loss on sales of mortgage-backed securities of $69 thousand. There were no sales of mortgage-backed securities during the same periods in 2004.
          For the three months ended September 30, 2005 and 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.79% and 3.30%, respectively, and our cost of funds on our repurchase agreement liabilities, junior subordinated notes and warehouse lending facilities was 3.29% and 1.72%, respectively, resulting in a net interest spread of 0.50% and 1.58%, respectively. For the nine months ended September 30, 2005 and 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.70% and 3.16%, respectively, and our cost of funds on our repurchase agreement liabilities, junior subordinated notes and warehouse lending facilities was 2.74% and 1.36%, respectively, resulting in a net interest spread of 0.96% and 1.80%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities, loans outstanding from warehouse lending facilities and junior subordinated notes. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense.
          Interest expense for the three and nine months ended September 30, 2005 and 2004 was calculated as follows:

	Three Months
	Ended	Percentage	Nine Months Ended	Percentage
	September 30,	of Average	September 30,	of Average
	2005	Liabilities	2005	Liabilities
(in thousands)
Interest expense on repurchase agreement liabilities	$39,578	3.41%	$96,865	2.92%
Interest expense on warehouse lending facilities	585	0.05	585	0.02
Interest expense on junior subordinated notes	1,034	0.09	2,239	0.06
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	430	0.03	(42)	nm
Amortization of net realized (gains)/losses on futures contracts	799	0.07	(1,395)	(0.04)
Net interest income on interest rate swap contracts	(4,196)	(0.36)	(7,395)	(0.22)
Other	11	nm	21	nm

Total interest expense	$38,241	3.29%	$90,878	2.74%

nm = not meaningful

	Three Months
	Ended	Percentage	Nine Months Ended	Percentage
	September 30,	of Average	September 30,	of Average
	2004	Liabilities	2004	Liabilities
(in thousands)
Interest expense on repurchase agreement liabilities	$15,133	1.56%	$32,193	1.34%
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	244	0.03	(1,740)	(0.07)
Amortization of net realized gains on futures contracts	(685)	(0.07)	(272)	(0.01)
Net interest expense on interest rate swap contracts	1,901	0.20	2,412	0.10
Other	39	nm	56	nm

Total interest expense	$16,632	1.72%	$32,649	1.36%

nm = not meaningful
          The net hedge ineffectiveness gains recognized in interest expense during the nine months ended September 30, 2004 are primarily due to an adjustment to the construction of the hypothetical derivative during the three months ended June 30, 2004 in accordance with our SFAS No. 133 accounting policy which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to conform more closely with common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains of $2.0 million in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this ineffectiveness was that a portion of the liabilities we had hedged in anticipation of rising interest rates was recognized as gains or offsets to our interest expense in the second quarter of 2004. At September 30, 2005, the maximum length of time over which we were hedging our exposure was 6.5 years.
          Average repurchase agreement liabilities, loans from warehouse lending facilities and junior subordinated notes during the three months ended September 30, 2005 and 2004 were $4.5 billion and $3.8 billion, respectively. Average repurchase agreement liabilities, loans from warehouse lending facilities and junior subordinated notes during the nine months ended September 30, 2005 and 2004 were $4.4 billion and $3.1 billion, respectively.
          Operating expenses for the three months ended September 30, 2005 and 2004 were $3.4 million and $3.1 million, respectively.
          Base management compensation to Seneca, which was $1.1 million for the three months ended September 30, 2005 and 2004, is based on a percentage of our average net worth. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities.
          Incentive compensation expense to related parties for the three months ended September 30, 2005 and 2000 was $255 thousand and $1.4 million, respectively. The decrease in expense is primarily related to the Amended Agreement signed on March 26, 2005, which revised the computation of incentive compensation paid to Seneca. Under the Amended Agreement, no incentive compensation was earned by Seneca for the three months ended September 30, 2005. The incentive compensation expense of $255 thousand for the three months ended September 30, 2005, related to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period. For the three months ended September 30, 2004, total incentive compensation earned by Seneca was $1.9 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $950 thousand for the three months ended September 30, 2004 was expensed in the period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $145 thousand. In accordance with the terms of his employment agreement, our chief financial officer is eligible to earn incentive compensation. No incentive compensation was earned by our chief financial officer for the three months ended September 30, 2005. For the three months ended September 30, 2004, total incentive compensation earned by our chief financial officer was $95 thousand. This portion of the incentive compensation was also payable one-half in cash and one-half in the form of a restricted stock award under our 2003 Stock Incentive Plan. The cash portion of the incentive compensation of $47 thousand for the three months ended September 30, 2004, was expensed in that period as well as 15.2% of the restricted stock portion of the incentive compensation, or $7 thousand. The remaining incentive compensation for the three months ended September 30, 2004, consists primarily of the change in fair value of unvested restricted stock awards.
          Salaries and benefits expense for the three months ended September 30, 2005 and 2004 was $846 thousand and $112 thousand, respectively. The increase is primarily due to increased employee headcount.
          Professional services expense for the three months ended September 30, 2005 and 2004 was $512 thousand and $191 thousand, respectively, and includes legal, accounting and other professional services provided to us. The increase in professional service expense is primarily due to the implementation of our portfolio diversification strategy.
          Operating expenses for the nine months ended September 30, 2005 and 2004 were $9.7 million and $8.8 million, respectively.
          Base management compensation to Seneca, which was $3.3 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively, is based on a percentage of our average net worth as previously described.
          Incentive compensation expense to related parties for the nine months ended September 30, 2005 and 2004, was $1.1 million and $3.5 million, respectively. The decrease in expense is primarily related to the Amended Agreement with Seneca as previously described. No incentive compensation was earned by Seneca for the nine months ended September 30, 2005. The incentive compensation expense of $1.1 million for the nine months ended September 30, 2005 relates to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period. For the nine months ended September 30, 2004, total incentive compensation earned by Seneca was $5.1 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $2.5 million for the nine months ended September 30, 2004 was expensed in the period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $384 thousand. No incentive compensation was earned by our chief financial officer for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, total incentive compensation earned by our chief financial officer was $253 thousand. This portion of the incentive compensation was also payable one-half in cash and one-half in the form of a restricted stock award under our 2003 Stock Incentive Plan. The cash portion of the incentive compensation of $126 thousand for the nine months ended September 30, 2004 was expensed in that period as well as 15.2% of the restricted stock portion of the incentive compensation, or $19 thousand. The remaining incentive compensation for the nine months ended September 30, 2004, consisted primarily of the change in fair value of unvested restricted stock awards.
          Salaries and benefits expense for the nine months ended September 30, 2005 and 2004 was $1.7 million and $318 thousand, respectively. The increase is primarily due to increased employee headcount.
          Professional services expense for the nine months ended September 30, 2005 and 2004 was $1.6 million and $836 thousand, respectively, and includes legal, accounting and other professional services provided to us. The increase in professional service expense is primarily due to the implementation of our portfolio diversification strategy.

          REIT taxable net income is calculated according to the requirements of the Internal Revenue Code rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
GAAP net income	$5,229	$14,494	$30,372	$40,248
Adjustments to GAAP net income:
Amortization of organizational costs	(8)	(8)	(24)	(24)
Add back of stock compensation expense for unvested stock options	—	1	2	5
Add back stock compensation expense for unvested restricted stock	358	458	1,370	899
Subtract stock compensation expense for vested restricted stock	(328)	—	(631)	—
Add back (subtract) net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	590	244	(187)	108
Subtract dividend equivalent rights on restricted stock	(49)	(81)	(362)	(130)
Add back (subtract) amortization of net realized (gains)/losses on futures instruments	799	(685)	(1,395)	—
Add back net losses on sales of mortgage-backed securities	69	—	69	—
Add back/(subtract) realized and unrealized (gains)/losses on other derivative instruments	(592)	—	307	—
Add back net realized gains on futures contracts	1,415	2,514	1,400	2,475

Net adjustments to GAAP net income	2,254	2,443	549	3,333

REIT taxable net income	$7,483	$16,937	$30,921	$43,581

     Undistributed REIT taxable net income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Undistributed REIT taxable net income, beginning of period	$934	$673	$1,794	$281
REIT taxable net income earned during period	7,483	16,937	30,921	43,581
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(4,452)	(15,830)	(28,750)	(42,082)

Undistributed REIT taxable net income, end of period	$3,965	$1,780	$3,965	$1,780

Cash distributions per share declared during period	$0.11	$0.43	$0.74	$1.28

Percentage of REIT taxable net income distributed	59.5%	93.5%	93.0%	96.6%

          During the three and nine months ended September 30, 2005, we distributed 59.5% and 93.0%, respectively, of the REIT taxable net income earned during those periods. For the year ending December 31, 2005, we intend to distribute at least 90% of our REIT taxable net income in order to retain our status as a REIT.
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
Liquidity and Capital Resources
          Our primary source of funds at September 30, 2005 consisted of repurchase agreements totaling $4.2 billion with a weighted-average current borrowing rate of 3.83% that we used to finance the acquisition of mortgage-backed securities for our spread and credit sensitive strategies. We expect to continue to borrow funds in the form of repurchase agreements. At September 30, 2005, we had established 19 borrowing arrangements with various investment banking firms and other lenders, 15 of which were in use on September 30, 2005. Increases in interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total repurchase agreements plus warehouse lending facilities and junior subordinated notes divided by total stockholders’ equity, was 10.7 at September 30, 2005.

          At September 30, 2005, the primary source of funding for our residential mortgage loan portfolio was a $500.0 million warehouse lending facility with Morgan Stanley, in the form of a repurchase agreement that was established in August 2005. Subsequent to September 30, 2005, we secured a $500.0 million warehouse lending facility with Bear Stearns. At September 30, 2005, $140.4 million was outstanding under the warehouse lending facility with Morgan Stanley.
          We acquire residential mortgage loans through our network of origination partners. The loans we acquire are financed through warehouse lending facilities pending securitization for our portfolio. The loans we acquired under our Residential Mortgage Credit Portfolio strategy are first lien, single-family, adjustable-rate residential mortgage loans with original terms to maturity of not more than thirty years and are either fully amortizing or are interest-only for up to a certain period of time, and fully amortizing thereafter.
          All residential mortgage loans that we acquire for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Hybrid adjustable-rate residential mortgage loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to traditional adjustable-rate mortgage loans for their remaining term to maturity.
          We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our tax and GAAP portfolio to match the income we earn on our mortgage assets with the cost of our related liabilities, also referred to as match funding our balance sheet. In order to facilitate the securitization or financing of our loans, we will generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio.
          On November 2, 2005, we issued $520.6 million of securities consisting of a series of private-label multi-class mortgage-backed securities which will match the income earned on mortgage assets with the cost of the related liabilities, otherwise referred to as match funding the balance sheet. The collateral was transferred to a separate bankruptcy-remote legal entity, Luminent Mortgage Trust 2005-1, or LUM 2005-1. Collateral for the securitization included approximately $486.4 million of residential mortgage loans, as well as prefunding of approximately $34.2 million of residential mortgage loans to be identified and transferred to the Trust within ninety days of the closing of the securitization. On a consolidated basis this securitization was accounted for as a financing and, therefore, no gain or loss was recorded in connection with the securitization. The residential mortgage loans will remain as assets on our consolidated balance sheets subsequent to securitization. The assets owned by LUM 2005-1 collateralized the LUM 2005-1 mortgage-backed securities, and as a result, those investments are not available to us, our creditors or stockholders. The securitization is considered to be a financing for both tax and GAAP. We retained $20.3 million of the resulting securities for its securitized residential mortgage loan portfolio and placed $500.3 million with third-party investors, thereby providing long-term collateralized financing for its assets. Of the securities retained, 66.7% were rated Investment Grade and 33.3% were rated less than Investment Grade. All classes of the securities were priced at par with interest indexed as one-month LIBOR floaters. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
          Concurrently with the issuance of the LUM 2005-1 mortgage-backed securities, the proceeds received were used to pay down our warehouse lending facility. Principal is paid on the securities issued following receipt of principal payments on the loans. The collateral specific to each mortgage-backed security series will be the sole source of their repayment.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. At September 30, 2005, we had no borrowings outstanding under the margin lending facility.
          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

          On May 20, 2005, we paid a cash distribution of $0.36 per share to our stockholders of record on April 12, 2005. On August 8, 2005, we paid a cash distribution of $0.27 per share to our stockholders of record on July 11, 2005. On November 9, 2005, we paid a cash distribution of $0.11 per share to our stockholders of record on October 12, 2005. These distributions are taxable dividends and not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities. We did not distribute $1.8 million of our REIT taxable net income for the year ended December 31, 2004. We declared a spillback distribution in this amount during 2005.
          We believe that equity capital, combined with the cash flows from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgage-backed securities at prices lower than the carrying value of such assets could result in losses and reduced income. At September 30, 2005, we had net unrealized losses on mortgage-backed securities classified as available-for-sale of approximately $100.6 million, which if not recovered may result in the recognition of future losses. During the three months ended September 30, 2005, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements.
          We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds therefrom. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation by us.
          On January 3, 2005, we filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At September 30, 2005, total proceeds of up to $468.9 million remain available to us to offer and sell under this shelf registration statement.
          On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the nine months ended September 30, 2005, we sold approximately 2.8 million shares of common stock pursuant to this Agreement and we received net proceeds of approximately $30.0 million.
          On June 3, 2005, we filed a registration statement on Form S-3 with the SEC to register our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. For the three and nine months ended September 30, 2005, we issued 619,293 shares of common stock through direct stock purchase for net proceeds of $5.8 million.

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
Contractual Obligations and Commitments
          The table below summarizes our contractual obligations as of September 30, 2005. The table excludes accrued interest payable, interest rate swaps and the Amended Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

	Payments Due by Period
					More than
(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	5 years
Repurchase agreements	$4,239.0	$4,239.0	$—	$—	$—
Warehouse lending facility	140.4	140.4	—	—	—
Junior subordinated notes	51.6	—	—	—	51.6

Total	$4,431.0	$4,379.4	$—	$—	$51.6

          As of September 30, 2005, our day-to-day operations were externally managed pursuant to the Amended Agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 7 to the financial statements for significant terms of the Amended Agreement.
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
General Risks Related to our Business
We might not be able to find mortgage loans or mortgage-backed securities that meet our investment criteria or at favorable spreads over our borrowing costs, which would adversely impact our results of operations or financial condition.
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
     Loan acquisition and securitization activity within our Residential Mortgage Credit Portfolio strategy is inherently complex and involves risks related to the types of mortgage loans we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage successfully. It may take years to determine whether we can manage these risks successfully. Our failure to manage these and other risks could adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to prepayments, and increased prepayment rates could adversely impact our results of operations or financial condition.
     The principal and interest payments that we receive from our mortgage loans and mortgage-backed securities are generally funded by the payments that borrowers make on the related mortgage loans pursuant to amortization schedules. When borrowers prepay their mortgage loans sooner than expected, we correspondingly receive principal cash flows from our investments earlier than anticipated. Prepayment rates generally increase when interest rates decline and decrease when interest rates rise. Changes in prepayment rates, however, tend to lag a few months behind changes in interest rates and are difficult to predict. Prepayment rates may also be affected by other factors, including the strength of the housing and financial markets, the overall economy and mortgage loan interest rates currently available to borrowers in the market.
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
     In our Spread strategy, the mortgage-backed securities that we purchase are generally backed by federal government agencies, such as Ginnie Mae, or by federally-chartered corporations, including Fannie Mae and Freddie Mac, or are rated AAA and are guaranteed by corporate guarantors. Ginnie Mae’s obligations are backed by the full faith and credit of the United States. The obligations of Fannie Mae and Freddie Mac and other corporate guarantors are solely their own. A substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors could increase our exposure to future delinquencies, defaults or credit losses on our holdings of mortgage-backed securities issued by these entities. If the mortgage-backed securities we purchase under our Spread strategy experience defaults, it could adversely impact our results of operations or financial condition.
     In our Residential Mortgage Credit Portfolio strategy, we purchase mortgage loans that are not credit-enhanced and that do not have the backing of Ginnie Mae, Fannie Mae or Freddie Mac. Although generally we seek to purchase high-quality mortgage loans, we bear the risk of loss from borrower default, bankruptcy and special hazard losses on any loans that we purchase and subsequently securitize. In the event of a default on any mortgage loan that we hold, we would bear the net loss of principal that would adversely impact our results of operations or financial condition. As part of our Residential Mortgage Credit Portfolio strategy, we also purchase subordinated mortgage-backed securities that have credit ratings below AAA. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of losses from their underlying mortgage loans. In the event of a default on any of the mortgage loans underlying the mortgage-backed securities that we hold pursuant to our Residential Mortgage Credit Portfolio strategy, we would bear the net loss of principal and it would adversely impact our results of operations.
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
Our mortgage loans and mortgage-backed securities are subject to interest rate caps and resets that could adversely impact our results of operations or financial condition.
     The mortgage loans we purchase directly and that underlie the mortgage-backed securities that we purchase may be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate on a mortgage loan can increase during any given period. Lifetime interest rate caps limit the amount that the interest rate of a mortgage loan can increase throughout the life of the loan. The periodic adjustments to the interest rates of the mortgage loans we purchase directly and that underlie our mortgage-backed securities, known as resets, are based on changes in an objective benchmark interest rate index, such as the U.S. Treasury index or LIBOR.
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
The use of securitizations with over-collateralization requirements could restrict our cash flow and adversely impact our results of operations or financial condition.
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
We purchase subordinated mortgage-backed securities that are structured to absorb a disproportionate amount of any losses on the underlying mortgage loans. These purchases could adversely impact our results of operations or financial condition.
     We purchase subordinated mortgage-backed securities that have credit ratings of A or below. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of our losses from their underlying mortgage loans, and expose us to high levels of volatility in net interest income, interest rate risk, prepayment risk, credit risk and market pricing volatility, any one of which might adversely impact our results of operations or financial condition.
Our mortgage loans and mortgage-backed securities are subject to potential illiquidity, which might prevent us from selling them at reasonable prices when we found it necessary to sell them. This factor could adversely impact our results of operations or financial condition.
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
Our mortgage loans and mortgage-backed securities are subject to the overall health of the U.S. economy, and a national or regional economic slowdown could adversely impact our results of operations or financial condition.
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
     The success of our business strategies depends upon our ability to obtain various types of financing for our mortgage loans and mortgage-backed securities, including repurchase agreements, warehouse financing, the issuance of debt securities and other types of long-term financing, including the issuance of preferred and common equity securities. Our inability to obtain a significant amount of financing through these sources would adversely impact our results of operations or financial condition.
Our investment strategies employ a significant amount of leverage, and are subject to daily fluctuations in market pricing and margin calls, which could adversely impact our results of operations or financial condition.
     Both of our investment strategies employ leverage. In our Spread strategy, we generally seek to borrow between eight and 12 times the amount of our equity allocated to this strategy. Within our Residential Mortgage Credit Portfolio strategy, in our loan origination and securitization portfolio we generally seek to borrow between 12 and 20 times the amount of our equity allocated to this strategy. In our credit sensitive portfolio, we generally seek to borrow between zero and five times the amount of our equity allocated to this strategy. In both investment strategies, however, at any one time our actual borrowings may be above or below the leverage ranges stated above.
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
     Our mortgage loans and mortgage-backed securities that we purchase are subject to daily fluctuations in market pricing resulting from changes in interest rates. As market prices change, our mortgage loans and mortgage-backed securities that are financed through repurchase agreements and warehouse financing may be subject to margin calls by our financing counterparties. A margin call requires us to post more collateral or cash with our counterparties in support of our financing. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.
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
     For our some of hedging activities, we may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The ongoing monitoring requirements of SFAS No. 133 are complex and rigorous. If we fail to meet these requirements, or if certain hedging activities do not qualify for hedge accounting under SFAS No. 133, we could not designate our hedging activities as hedges under SFAS No. 133 and would be required to utilize mark-to-market accounting through our Consolidated Statements of Operations, which would adversely impact our results of operations or financial condition.
Our mortgage loans may not be serviced effectively, which might adversely impact our results of operations or financial condition.
     The success of our loan originations and securitizations within our Residential Mortgage Credit Portfolio strategy will depend upon our ability to ensure that our mortgage loans are serviced effectively. We do not intend to service our mortgage loans ourselves, and intend to transfer the servicing of our loans to a third party with whom we have established a sub-servicing relationship. We cannot assure that we will be able to supervise effectively a sub-servicing relationship. Failure to service our mortgage loans properly could adversely impact our results of operations or financial condition.
If we are unable to securitize our mortgage loans successfully, we may be unable to grow or fully execute our business strategies and our earnings my decrease.
     We intend to structure our securitization transactions so that we must account for them as secured borrowings in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and as a result, we are precluded from using sale accounting to recognize any gain or loss. To securitize our mortgage loans, we may create a wholly-owned subsidiary and contribute a pool of mortgage loans to the subsidiary. An inability to securitize our mortgage loans successfully could limit our ability to grow our business or fully execute our business strategies and could decrease our earnings. In addition, the successful securitization of our mortgage loans might expose us to losses as the portfolios of the securitizations that we choose to keep will tend to be those that are riskier and more likely to generate credit losses.

Risks Related to Seneca
Seneca might fail to comply with the terms of the Amended Agreement, manage our Spread portfolio poorly, or lose key personnel that are important to our Spread portfolio, which could adversely impact our results of operations or financial condition.
     In March 2005, we executed an Amended Agreement with Seneca. Seneca has dedicated key personnel to our Spread portfolio business, including the investment and financing decisions related to that portfolio. If Seneca fails to comply with the terms of the Amended Agreement, Seneca can be terminated for cause, which could adversely impact our results of operations. If Seneca manages our Spread portfolio poorly, or loses key personnel that are important to the ongoing management of our Spread portfolio, it could adversely impact our results of operations or financial condition. Seneca might be subject to business continuity risk, due to its recently announced change in ownership. This could adversely affect the management of our Spread portfolio.
Because Seneca is entitled to a fee that may be significant if we terminate the Amended Agreement without cause, economic considerations might preclude us from terminating the Amended Agreement in the event that Seneca’s performance fails to meet our expectations but does not constitute cause.
     If we terminate the Amended Agreement without cause or because we decide to manage our company internally, then we have to pay a fee to Seneca that may be significant. Under the amended agreement, the amount of the termination fee shall be equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by Seneca during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference, resulting from thirty-six (36) minus the number of months between the effective date of the Amended Agreement and the termination date, and the denominator is thirty-six (36). After March 2008, there would be no termination or internalization fees.
     The actual amount of such fee cannot be known at this time. Paying this fee would reduce significantly the cash available for distribution to our stockholders and might cause us to suffer a net operating loss. Consequently, terminating the Amended Agreement might not be advisable even if we determine that it would be more efficient to operate with an internal management structure or if we are otherwise dissatisfied with Seneca’s performance.
Seneca’s liability is limited under the Amended Agreement and we have agreed to indemnify Seneca against certain liabilities.
     Seneca has not assumed any responsibility to us other than to render the services described in the Amended Agreement, and Seneca is not responsible for any action of our board of directors in declining to follow Seneca’s advice or recommendations. Seneca and its directors, officers and employees are not liable to us for acts performed by its officers, directors or employees in accordance with and pursuant to the Amended Agreement, except for acts constituting gross negligence, recklessness, willful misconduct or active fraud in connection with their duties under the Amended Agreement. We have agreed to indemnify Seneca and its directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of Seneca not constituting gross negligence, recklessness, willful misconduct or active fraud.
Legal and Tax Risks
If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
     Qualification as a REIT involves the application of highly technical and complex U.S. federal income tax code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, there can be no assurances that we will be able to remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT in a particular tax year. If we fail to qualify as a REIT in any tax year, then:
•	we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to our stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.
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
     In addition, the REIT provisions of the Internal Revenue Code, or Code, impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell mortgage-backed securities at otherwise opportune times if we believe such sales could be considered a prohibited transaction.
Complying with REIT requirements may limit our ability to hedge effectively.
     The REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques, which could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure were due to reasonable cause, we might have to pay a penalty tax equal to the amount of our income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.
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
     We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. Because we conduct some of our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies.
     The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC, based on a series of no-action letters issued by the Division of Investment Management (Division), in order to qualify for this exemption, at least 55% of our assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of our assets must consist of real estate-related assets.
     Based on the no-action letters issued by the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, provided the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 25% test. We also consider agency whole pool certificates to be qualifying real estate assets. Most non-agency mortgage-backed securities do not constitute qualifying real estate assets for purposes of the 55% test, because they represent less than the entire beneficial interest in the related pool of mortgage loans.
     If we acquire securities that, collectively, are expected to receive all of the principal and interest paid on the related pool of underlying loans (less fees, such as servicing and trustee fees, and expenses of the securitization), then we will consider those securities, collectively, to be qualifying real estate assets.
     Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. One exception relates to the most subordinate class of securities issued in a securitization if to the holder has the right to decide whether to foreclose upon defaulted loans.
     In addition to monitoring our assets to qualify for exclusion from regulation as an investment company, we also must ensure that each of our subsidiaries qualifies for its own exclusion or exemption. To the extent that we form subsidiaries in the future, we must ensure that they qualify for their own separate exclusion from regulation as an investment company.
     We have not received, nor have we sought, a no-action letter from the Division regarding how our investment strategy fits within the exclusion from regulation under the Investment Company Act that we are using. In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying real estate assets mortgage loans that we own and mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates, or subordinate classes with foreclosure rights with respect to the underlying mortgage loans. If the SEC adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, we might be precluded from acquiring higher-yielding mortgage-backed securities and instead buy a lower yielding security in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act. These factors may lower or eliminate our net income.
     We plan to continue to satisfy the tests with respect to our assets, measured on an unconsolidated basis. It is not completely settled, however, that the tests are to be measured on an unconsolidated basis. To the extent the SEC provides further guidance on how to measure assets for these tests, we will adjust our measurement techniques.
     If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in our operating policies and programs discussed in our business strategy in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     Changes in the laws or regulations governing Seneca may impair Seneca’s ability to perform services in accordance with the Amended Agreement. Our business may be harmed by changes to the laws and regulations affecting our manager, Seneca, or us, including changes to securities laws and changes to the Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, Seneca and our stockholders, potentially with retroactive effect.
We may incur excess inclusion income that would increase the tax liability of our stockholders.
     In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to our stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.
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
     Our policy is to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We do not intend to establish a minimum distribution payment level for the foreseeable future. Our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.
Our declared cash distributions may force us to liquidate mortgage loans or mortgage-backed securities or borrow additional funds.
     From time to time, our board of directors will declare cash distributions. These distribution declarations are irrevocable. If we do not have sufficient cash to fund distributions, we will need to liquidate mortgage loans or mortgage-backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our margin lending facility to pay the distribution. If required, the sale of mortgage loans or mortgage-backed securities at prices lower than the carrying value of such assets would result in losses. Also, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.
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
     Our earnings are derived from the expected positive spread between the yield on our assets and the cost of our borrowings. This spread will not necessarily be larger in high interest rate environments than in low interest rate environments and may also be negative. In addition, during periods of high interest rates, our net income and, therefore, the amount of any distributions on our common stock, might be less attractive compared to alternative investments of equal or lower risk. Each of these factors could harm the market price of our common stock.

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
Interest Rate Risk
     We are subject to interest rate risk in connection with our investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities, residential mortgage loans and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates and warehouse lending facilities, and our derivative contracts.
Effect on Net Interest Income
     We primarily fund our investments in hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This effect results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
     As a means to mitigate the negative impact of a rising interest rate environment, we have entered into derivative transactions, specifically Eurodollar futures contracts, interest rate swap contracts and swaption contracts. Hedging techniques are based, in part, on assumed levels of prepayments of our hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage-backed securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity is also limited by the asset and sources-of-income requirements applicable to us as a REIT.

Extension Risk
     We invest in hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. At September 30, 2005, 93.2% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as our borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
Interest Rate Cap Risk
     We also invest in residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are based on mortgages that are typically subject to periodic and lifetime interest rate caps. These caps limit the amount by which these investments’ interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our investments in residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages that are fully-indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of caps could result in our receipt of less cash income on our residential mortgage loans adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.
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
Effect on Fair Value
     Another component of interest rate risk is the effect changes in interest rates will have on the market value of our investments, liabilities and our interest-rate hedge instruments. We are exposed to the risk that the market value of our investments will increase or decrease at different rates from those of our liabilities and our interest-rate hedge instruments.
     We primarily assess our interest rate risk by estimating the duration of our investments, liabilities and interest-rate hedge instruments. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same financial instruments.

     The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, warehouse lending facility, junior subordinated notes and hedge instruments at September 30, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
(in millions)
Adjustable-Rate Mortgage-Backed Securities
Fair value	$80.5	$80.1	$79.7	$79.3
Change in fair value	$0.4	—	$(0.4)	$(0.8)
Change as a percent of fair value	0.5%	—	(0.5)%	(1.0)%

Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,414.7	$4,334.8	$4,255.0	$4,177.4
Change in fair value	$79.9	—	$(79.8)	$(157.4)
Change as a percent of fair value	1.8%	—	(1.8)%	(3.6)%

Balloon Mortgage-Backed Securities
Fair value	$53.8	$53.0	$52.2	$51.4
Change in fair value	$0.8	—	$(0.8)	$(1.6)
Change as a percent of fair value	1.5%	—	(1.5)%	(3.0)%

Other Mortgage-Backed Securities
Fair value	$184.0	$183.7	$183.4	$183.1
Change in fair value	$0.3	—	$(0.3)	$(0.6)
Change as a percent of fair value	0.2%	—	(0.2)%	(0.3)%

Total Mortgage-Backed Securities
Fair value	$4,733.0	$4,651.6	$4,570.3	$4,491.2
Change in fair value	$81.4	—	$(81.3)	$(160.4)
Change as a percent of fair value	1.7%	—	(1.7)%	(3.4)%

Mortgage Loans Held-for-Investment
Fair value	$145.4	$143.0	$140.6	$138.2
Change in fair value	$2.4	—	$(2.4)	$(4.8)
Change as a percent of fair value	1.7%	—	(1.7)%	(3.4)%

Repurchase Agreements (1)
Fair value	$4,239.0	$4,239.0	$4,239.0	$4,239.0
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Warehouse Lending Facility (1)
Fair value	$140.4	$140.4	$140.4	$140.4
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Junior Subordinated Notes
Fair value	$53.2	$51.0	$49.0	$47.0
Change in fair value	$2.2	$—	$(2.0)	$(4.0)
Change as a percent of fair value	4.3%	—	(3.9)%	(7.8)%

Hedge Instruments
Fair value	$(9.3)	$9.5	$30.9	$51.8
Change in fair value	$(18.8)	—	$21.4	$42.3
Change as a percent of fair value	nm	—	nm	nm

(1)	The fair value of the repurchase agreements and warehouse lending facility would not change materially due to the short-term nature of these instruments.

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
Item 4. Controls and Procedures.
Conclusion Regarding Disclosure Controls and Procedures
     At September 30, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          At September 30, 2005, no legal proceedings were pending to which we were party or of which any of our properties were subject.
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

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2005

By:	/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 9, 2005

EXHIBIT INDEX
          Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
          The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number		Description
3.1		Second Articles of Amendment and Restatement (4)

3.2		Third Amended and Restated Bylaws (9)

4.1		Form of Common Stock Certificate (1)

4.2
Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003 private offering) (1)

10.1		Amended and Restated Management Agreement, dated as of March 1, 2005, by and between the Registrant and Seneca Capital Management LLC (7)

10.2		Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3	†	2003 Stock Incentive Plan, as amended (10)

10.4	†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5	†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6	†	2003 Outside Advisors Stock Incentive Plan, as amended (10)

10.7	†	Form of Non-Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8	†	Form of Indemnity Agreement (1)

10.9	†	Employment Agreement dated as of August 4, 2003 by and between the Registrant and Christopher J. Zyda (1)

10.10	†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11	†	Form of Restricted Stock Award Agreement for Seneca (3)

10.12		Controlled Equity Offering Sales Agreement dated February 7, 2005 between Luminent Mortgage Capital, Inc. and Cantor Fitzgerald & Co. (6)

10.13	†	Letter Agreement dated March 8, 2005 between Luminent Mortgage Capital, Inc. and S. Trezevant Moore, Jr. (8)

31.1	*
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

32.2	*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981), which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Incorporated by reference to our registration statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities Act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 9, 2005.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.