Form 10-K
period 2005-12-31
LUMINENT MORTGAGE CAPITAL INC
filed 2006-03-09
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Registrant’s telephone number, including area code:
(415) 978-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (See definition of accelerated filer and large accelerated filer in defined in Rule 12b-2 of the Exchange Act). (Check one)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant qualifies as a well-known seasoned issuer. Qualifies ☐  Does not qualify ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, was $433,230,552 based on 40,151,117 shares of our common stock then held by non-affiliates and the price at which our common stock was last sold on the New York Stock Exchange on such date.

The number of shares of our common stock outstanding on February 28, 2006 was 40,060,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2006 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical in nature. They can often be identified by inclusion of words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	the flattening of, or other changes in the yield curve, on our investment strategies;

•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the ability of our Board of Directors to change our operating policies and strategies without stockholder approval or notice to you;

•	Effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the fact that our manager could be motivated to recommend riskier investments in an effort to maximize its incentive compensation under its management agreement with us;

•	potential conflicts of interest arising out of our relationship with our manager, on the one hand, and our manager’s relationships with other third parties, on the other hand;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities, and shares of other REITs as well as other investments;

•	your inability to review the assets that we will acquire with the net proceeds of any securities we offer before you purchase our securities; and

•	the other important factors described in this Annual Report on Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by us in 2006.

This Annual Report on Form 10-K contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified any third party data.

ii

PART I

ITEM 1.	BUSINESS

Our Company

Background

Luminent Mortgage Capital, Inc., or Luminent, we or us, is a real estate investment trust, or REIT, headquartered in San Francisco, California. We were incorporated in the state of Maryland in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003 after completing a private placement of our common stock. In 2005, we expanded our mortgage investment strategy to include mortgage loan acquisition and securitization, as well as investments in mortgage-backed securities that have credit ratings of below AAA.

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

Pursuant to a management agreement between Seneca Capital Management LLC, or Seneca, and us, Seneca manages the mortgage-backed securities held in our Spread portfolio as discussed below.

We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As such, we will routinely distribute substantially all of the REIT taxable net income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to U.S. federal or state taxes on our REIT taxable net income to the extent that we distribute it to stockholders.

Assets

We invest in mortgage-related assets within two core mortgage investment strategies. Our Spread strategy investments are primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. Adjustable-rate mortgage-backed securities have interest rates that reset periodically, typically every six months or on an annual basis. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter reset periodically in a manner similar to adjustable-rate mortgage-backed securities. Our Residential Mortgage Credit portfolio strategy investments are primarily in residential mortgage loans originated in partnership with selected high quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA. We review the credit risk associated with each potential investment and may diversify our portfolio to avoid undue geographic, product, originator, servicer, and other types of concentrations. By maintaining a large percentage of our assets in high quality, highly-rated assets, we believe we can mitigate our exposure to losses from credit risk. Of the limited amount of assets we own that are not rated AAA or better, we have significant credit enhancement that protects our investment. See Notes 3 and 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

We review the credit risk associated with each potential investment and may diversify our portfolio to avoid undue geographic, product, originator and other types of concentrations. By maintaining a large percentage of our assets in high quality and highly-rated assets, many of which are credit enhanced under limited circumstances as to payment of a limited amount of principal and interest by virtue of credit support in the underlying securities structures, we believe we can mitigate our exposure to losses from credit risk. We employ rigorous due diligence and underwriting criteria to qualify whole loan assets for our portfolio in order to mitigate risk. This due diligence includes performing compliance sampling in states with predatory lending statutes. We also employ a selective strategy focused on layered credit risk using software screening tools.

We have financed our acquisition of mortgage-backed securities in both our Spread and Residential Mortgage Credit portfolios by investing our equity and by borrowing at short-term rates under repurchase agreements. We intend to continue to finance our mortgage-backed security acquisitions in this manner. The residential mortgage loans we acquire are financed initially through warehouse lending facilities pending securitization of our mortgage loan portfolio, which permanently finance through issuance of mortgage-backed notes.

We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our portfolio to match the income we earn on our mortgage assets with the cost of our related liabilities, also referred to as match funding our balance sheet. In order to facilitate the securitization or financing of our loans, we will generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio.

Borrowings

We finance the acquisition our investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of secured financings, repurchase agreements, warehouse lending facilities, and other secured and unsecured borrowings. We recognize interest expense on all borrowings on an accrual basis.

At December 31, 2005, we had borrowing arrangements in the form of repurchase agreements with 20 different investment banking firms and other lenders, 15 of which were in use as of that date. The repurchase agreements are secured by mortgage-backed securities. We intend to seek to renew repurchase agreement liabilities as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. See Note 5 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

At December 31, 2005, the primary source of funding for our residential mortgage loan portfolio was a $500.0 million warehouse lending facility with Morgan Stanley Bank, in the form of a repurchase agreement that was established in August 2005, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005. There were no outstanding borrowings on either of these warehouse lending facilities at December 31, 2005. During January 2006, we established a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc.

We define our leverage ratio as total liabilities divided by total stockholders’ equity. We generally seek to maintain our overall borrowing leverage between eight and 20 times the amount of our equity. Specifically, our targeted leverage ratio range for the mortgage-backed securities in our Spread portfolio is between eight and 12 times. The targeted leverage ratio range for the residential mortgage loans in our Residential Mortgage Credit portfolio is between 15 and 25 times and the targeted leverage ratio range for the mortgage-backed securities in our Residential Mortgage Credit portfolio is between zero and five times. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the interest rate adjustment periods and the selection of interest rate indices on our mortgage-backed securities and residential mortgage loans in order to manage our liquidity and interest rate related risks.

Hedging

We may choose to engage in various hedging activities designed to match the terms of our assets and liabilities more closely. Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the periods covered by the hedging increase and during periods of rising and volatile interest rates, we may increase our hedging and, thus, increase our hedging costs during such periods when interest rates are volatile or rising. We generally intend to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentage or amount of interest rate risk that we hedge. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

At December 31, 2005, we had engaged in various derivative contracts to mitigate our interest rate risk. For some of our hedging strategies, we had elected to follow hedge accounting as defined in Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Effective December 31, 2005, we discontinued the use of hedge accounting. As a result, beginning in the first quarter of 2006, all changes in value of positions that had previously been accounted for using hedge accounting will be reflected in our consolidated statement of operations rather than primarily through accumulated other comprehensive income and loss on our consolidated balance sheet. We expect this change to introduce some volatility into our results, as the market value of our hedge positions changes, but this volatility will not affect our REIT taxable net income. See Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Business Strategy

Investment Strategy

Our Spread strategy is to invest primarily in U.S. agency and other highly-rated single-family adjustable-rate and hybrid adjustable-rate mortgage-backed securities. We acquire these investments in the secondary market and seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not construct our overall investment portfolio in order to express a directional expectation for interest rates or mortgage prepayment rates. Future interest rates and mortgage prepayment rates are difficult to predict and, as a result, we seek to acquire mortgage-backed securities that we believe provide acceptable returns over a broad range of interest rate and prepayment scenarios. When evaluating the purchase of mortgage-backed securities, we analyze whether the purchase will permit us to continue to satisfy the SEC requirement that we maintain at least 55% of our assets in qualifying real estate assets such that we are not deemed to be an investment company under the Investment Company Act of 1940. We also assess the relative value of the mortgage-backed security and how well it would fit into our existing portfolio of mortgage-backed securities. Many aspects of a mortgage-backed security, and the dynamic interaction of its characteristics with those of our portfolio, can influence our perception of what that security is worth and the amount of premium we would be willing to pay to own the specific security. The characteristics of each potential investment we analyze generally include, but are not limited to, origination year, originator, coupon, margin, periodic cap, lifetime cap, time-to-reset, loan-to-value, geographic dispersion and price and prepayment expectations.

We generally consider these factors when evaluating an investment’s relative value and the impact it would likely have on our overall portfolio. We do not assign a particular weight to any factor because the relative importance of the various factors varies; depending upon the characteristics we seek for our portfolio and our borrowing cost structure.

Our Residential Mortgage Credit strategy is to invest primarily in residential mortgage loans underwritten to our specifications in partnership with selected high-quality originators. The originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when the borrowers have had their income and assets verified, their credit checked and appraisals of the properties have been obtained. Generally, our whole loan target market includes prime borrowers with average FICO scores greater than 700, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan-to-value ratio. We or a third party then perform an independent underwriting review of the processing underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loans, we may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each originator stating that each loan is underwritten to our requirements or underwriting exceptions have been made known to us so that we may evaluate to accept or reject. An originator who breaches such representations and warranties in making a loan that we may purchase may be obligated to repurchase the loan from us. As added security, we use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Whole loan mortgages are purchased on a servicing retained basis. In general, the servicers servicing our loans will be highly-rated by the rating agencies. We will also conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures will typically follow Fannie Mae guidelines but will be specified in each servicing agreement. All servicing agreements meet standards for inclusion in highly rated mortgage- or asset-backed securitizations.

The loans we acquire are first lien, single-family residential traditional adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter. All residential mortgage loans we acquire for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or LIBOR index. Hybrid adjustable-rate loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to adjustable-rate loans for their remaining term to maturity.

We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining them in our portfolio as securitized mortgage loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. We issue securities through securities underwriters and either retain these securities or finance them in the repurchase agreement market. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates to 10% of total assets, measured on a historical cost basis.

We also invest in credit sensitive residential mortgage securities as part of our diversified portfolio strategy. These mortgage-backed securities have credit ratings below AAA, and are sometimes referred to as subordinated residential mortgage-backed securities, or SRMBS. Luminent obtains the basic parameters of a SRMBS (i.e., sector, rating and cash flow) with the conditions of financing on the SRMBS and then perform a levered yield analysis to ascertain if the SRMBS meets the company-specified hurdle rates. If a security meets the applicable hurdle rate, the loan credit characteristics are evaluated and compared to specific guidelines. Credit characteristics include, but are not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime cap, weighted-average loan-to-value and weighted-average FICO score. Qualifying securities are then analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed income market. Losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, frequencies, severities, losses and cash flow.

We do not currently originate mortgage loans or provide other types of financing to the owners of real estate and we do not service any mortgage loans. However, in the future, we may elect to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of financing.

Financing Strategy

We finance the acquisition of our mortgage-backed securities with short-term borrowings and term loans with a term of less than one year and, to a lesser extent, equity capital. After analyzing the then-applicable interest rate yield curves, we may finance with long-term borrowings from time to time. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital/liquidity and leverage policies described below, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions.

We borrow at short-term rates using repurchase agreements. We seek to actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we only to enter into repurchase agreements with institutions that we believe are financially sound and that meet credit standards approved by our Board of Directors.

We finance the acquisition of our residential mortgage loans with multiple warehouse lending facilities, in the form of repurchase agreements. We use these financing facilities while we are accumulating residential mortgage loans for securitization. We permanently finance our acquisitions of residential mortgage loans through the issuance of mortgage-backed notes.

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

Asset Acquisition Policy

Our asset acquisition policy provides guidelines for acquiring investments in order to maintain compliance with our overall investment strategy. In particular, we acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I — At least 75% of our total assets shall be residential mortgage-backed securities, or RMBS, residential real estate loans, or RRELoans, and short-term investments. RRELoans shall be “prime” credit quality loans, for example have FICO scores not less than 600, have a combined loan-to-value ratio not greater than 105% and be either in first or second lien position.

•	Category II — At least 90% of our total assets will consist of Category I investments plus RRELoans not meeting one or more of the criteria in Category I.

•	Category III — No more than 10% of our total assets shall be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are residuals, leveraged mortgage derivative securities, shares of other REITs or other investments.

We expect to acquire mortgage-related assets that we believe will provide consistent, long-term, attractive returns on capital invested, after considering, without limitation: the underwriter and servicer of the underlying loans; the coupon, price and yield of the assets; the amount and timing of the anticipated cash flow from the assets; our ability to pledge the assets to secure collateralized borrowings; the potential increase in our capital requirements determined by our capital and leverage policy resulting from the purchase and financing of the assets; the amount of the borrowings provided, the cost of financing, managing, reserving and hedging the assets, if applicable and our other investment policies, as amended from time to time.

Capital/Liquidity and Leverage Policies

The objective of our leverage policy is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally seek to maintain an overall borrowing leverage between eight to 20 times the amount of our equity, including securitizations consummated as financings. We establish leverage ratio targets for each of our investment strategies. Specifically, our targeted leverage ratio range for the mortgage-backed securities in our Spread strategy portfolio is between eight and 12 times, the targeted leverage ratio range for the residential mortgage loans in our Residential Mortgage Credit portfolio is between 15 and 25 times and the targeted leverage ratio range for the mortgage-backed securities in our Residential Mortgage Credit portfolio is between zero and five times.

We expect to enter into collateralized borrowings only with institutions that we believe are financially sound and which are rated investment grade by at least one nationally-recognized statistical rating organization. We intend to diversify among different types of institutions while minimizing asset advance rates and cost of funds.

Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain an adequate capital base sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in the market value of our mortgage-related assets. However, if changing market conditions result in a reduction of equity capital below established thresholds, we shall report to the Board of Directors the causes of and the strategy to maintain or reduce the leverage.

Credit Risk Management Policy

We review credit risk associated with each of our potential investments and seek to reduce risk from sellers and servicers by obtaining representations and warranties. In addition, we diversify our portfolio of mortgage related investments to avoid undue geographic, insurer, industry, property type, reset index and other types of concentration risk.

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

Asset/Liability Management Policy

Interest Rate Risk Management.  To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-related assets and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rates of our mortgage-related assets and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our mortgage-related assets and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of our mortgage-related assets and the interest rate indices and adjustment periods of our borrowings.

As a result, we expect to be able to adjust the average maturity/adjustment period of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate mortgage-related assets and our related borrowings.

We may conduct hedging activities in connection with our portfolio management, but shall not engage in any hedging activities that will result in realizing excess hedging income, holding hedges having excess value in relation to its mortgage-related assets or that otherwise would require us to pay a penalty tax or lose our qualification as a REIT.

We may use hedge instruments solely in an effort to reduce the risks inherent in our balance sheet and we do not use them for speculative purposes. For hedging purposes, we may utilize interest rate agreements such as interest rate caps, swaps and related instruments, financial futures and options and forward sales. In addition, we may purchase certain REMIC interests that function in a similar manner to interest rate caps and swaps.

We may use futures, swaps, options, caps, floors, forward sales and other derivative instruments only to the extent that they comply with the REIT gross income tests, and will not use such instruments to the extent that such instruments would cause us to fail to qualify as REIT under the Code.

The goal of any hedging strategy we adopt will be to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, consistent with our existing hedging program, any future hedging program would likely be formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-backed securities held in our investment portfolio, as well as differences between the interest rate adjustment indices and maturity or reset periods related to our mortgage-backed securities and our borrowings. Hedging programs may also be formulated with the intent to offset some of the potential adverse effects of changes in interest rates during the period between the date we commit to purchase mortgage loans and the settlement date. See further discussion of our current hedging program in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Accounting for Derivative Financial Instruments and Hedging Activities, Financial Condition- Hedging Instruments” in Item 7 of this Annual Report on Form 10-K as well as Note 15 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Prepayment Risk Management.  We also seek to manage the effects of prepayment of mortgage loans underlying our securities. We expect to accomplish this objective by using a variety of techniques that include, without limitation, structuring a diversified portfolio with a variety of prepayment characteristics based on underlying coupon rate, type of loan, year of origination, loan-to-value, FICO score and property type, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount. We monitor prepayment risk through the periodic review of the impact of alternative prepayment scenarios on our revenues, net earnings, distributions, cash flow and net balance sheet market value.

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

Description of Mortgage-Related Assets

Mortgage-Backed Securities

Our investment in mortgage-backed securities principally consist of pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly.

Agency-backed securities include mortgage-backed securities whereby principal and interest, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by federally-chartered entities, including Fannie Mae or Freddie Mac. Mortgage-backed securities created by non-agency issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees.

We hold investments in several types of mortgage-backed securities, including adjustable-rate, hybrid-adjustable rate and balloon maturity mortgage-backed securities, as well as collateralized mortgage obligations, or CMOs. Adjustable-rate mortgage-backed securities have an interest rate that varies over time and usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Hybrid adjustable-rate mortgage-backed securities have a fixed-rate for the first few years — typically three, five, seven or 10 years — and thereafter reset periodically like a traditional adjustable-rate mortgage-backed security. Balloon maturity mortgage-backed securities are a type of fixed-rate mortgage-backed security, and therefore, they have a static interest rate for the life of the loan. CMOs are a type of mortgage-backed security, in which interest and principal on a CMO are paid, in most cases, on a monthly basis. We do not currently invest in fixed-rate mortgage-backed securities, although we may do so in the future.

Mortgage Loans

We acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to enhance their value and liquidity. Pursuant to our asset acquisition policy, the aggregate amount of any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I or Category II assets, will not constitute more than 10% of our total assets at any time. All mortgage loans will be acquired with the intention of securitizing them into mortgage-backed securities. We generally acquire from these securitizations the credit-enhanced securities. For financial reporting, the assets and liabilities of these securitization entities are reflected on our consolidated balance sheets and acquired securities are eliminated in consolidation.

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

Mortgage loans are purchased through our network of origination partners which include banks, mortgage bankers and other mortgage lenders. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

Other Investments

We acquire other investments that include equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities, equity investments in other REITs and residential mortgage loans other than high-credit quality mortgage loans. These investments are generally considered Category III investments under our asset acquisition policy and are limited to 10% of our total assets.

We also intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. Our Board of Directors has the authority to modify or waive our current operating policies and our strategies without prior notice and without stockholder approval.

Industry Trends

The U.S. residential mortgage market has experienced considerable growth over the past 13 years, with total outstanding U.S. residential mortgage debt growing from approximately $3.0 trillion in 1992 to approximately

$8.8 trillion at September 30, 2005, according to the Federal Reserve Board. According to the same source, the total amount of U.S. residential mortgage debt securitized into mortgage-backed securities has grown from approximately $1.4 trillion in 1992 to approximately $4.9 trillion at September 30, 2005, approximately $3.5 trillion of which was agency-backed. At September 30, 2005, approximately $142.7 billion of the available mortgage-backed securities were held by REITs.

Competition

When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. As we seek to expand our business, we face a greater number of competitors, many of whom are well-established in the markets we seek to penetrate. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage assets, resulting in higher prices and lower yields on assets.

Federal Income Tax Considerations

General

We have elected to be taxed as a REIT for federal income tax purposes. Our qualification and taxation as a REIT depend on our ability to continue to meet, through actual annual operating results, distribution levels, diversity of stock ownership, the various qualification tests imposed under the Code, discussed below. No assurance can be given that our actual results for any particular taxable year will satisfy these requirements. In addition, our continuing qualification as a REIT depends on future transactions and events that cannot be known at this time.

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

If we were to fail to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Internal Revenue Code did not apply, we would be required to pay tax, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT would not be deductible by us and we would not be required to distribute any amounts to our stockholders. Unless we were entitled to relief under specific statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification.

The provisions of the Code are highly technical and complex. This summary discussion is not exhaustive of all possible tax considerations and neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to particular types of stockholders that are subject to special tax rules. You are urged to consult with your own tax advisor regarding federal, state, local and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described below.

Stock Ownership Tests

Our stock must be beneficially owned by at least 100 persons, which we refer to as the “100 stockholder rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals (including certain pension trusts and other tax-exempt entities) at any time during the last half of the taxable year.

These stock ownership requirements must be satisfied in each taxable year. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the ownership and transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•	under the “75% gross income test,” we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, and income from certain types of temporary investments; and

•	under the “95% gross income test,” we must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (1) the sources of income that satisfy the 75% gross income test, (2) dividends, interest and gain from the sale or disposition of stock or securities, including some hedging transactions entered into to manage interest rate risk or price changes or currency fluctuations with respect to borrowings incurred to acquire or carry qualified real estate assets, or (3) any combination of the foregoing.

Our policy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, which we otherwise might acquire.

Asset Tests

At the close of each quarter of our taxable year, at least 75% of the value of our total assets must be represented by qualified real estate assets, cash, cash items and government securities. We expect that substantially all of our assets will continue to be qualified REIT assets. On the last day of each quarter, of those securities not included in the 75% asset test, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities, in each case except with respect to stock of any taxable REIT subsidiaries and qualified REIT subsidiaries. In addition, the aggregate value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

We monitor the purchase and holding of our assets in order to comply with the above asset tests.

Annual Distribution Requirements

To maintain our qualification as a REIT, we are required to distribute annual dividends, other than capital gain dividends, to our stockholders in an amount generally at least equal to 90% of our REIT taxable income, which is computed without regard to the dividends paid deduction and our net capital gain. In addition, we will be subject to a 4% nondeductible excise tax to the extent that the percentage of our income and capital gain that we distribute in a year is less than a required distribution amount.

We intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements.

Taxation of Stockholders

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will be taxable to United States stockholders as ordinary income. Distributions designated by us as capital gain dividends will be taxable to United States stockholders as capital gain income. Stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each stockholder, and will reduce the adjusted tax basis that each stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a stockholder’s adjusted tax basis in our stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year.

We expect to withhold tax at the rate of 30% on the gross amount of any ordinary income distributions made to a non-United States stockholder unless the stockholder provides us with a properly completed IRS Form evidencing eligibility for a reduced withholding rate under an applicable income tax treaty.

To the extent that we own REMIC residual interests or engage in time-tranched non-REMIC mortgage securitizations through one or more qualified REIT subsidiaries that are treated as taxable mortgage pools (“TMPs”), we will recognize “excess inclusion income” or phantom income as a result of such ownership or transactions. We must allocate our excess inclusion income among our stockholders, which will have the following tax consequences for our stockholders:

•	A stockholder’s share of the excess inclusion income is not allowed to be offset by any net operating losses otherwise available to the stockholder;

•	A tax-exempt stockholder’s share of excess inclusion income generally is subject to tax as unrelated business taxable income; and

•	A non-U.S. stockholder’s share of excess inclusion income is subject to U.S. withholding tax at the maximum rate (30%), without being eligible for reduction under any income tax treaty that otherwise might be applicable.

Employees

At December 31, 2005, we had 16 full-time employees. The day-to-day operations of our Spread portfolio are externally managed pursuant to our agreement with Seneca.

Website Access to our Periodic SEC Reports

Our corporate website address is www.luminentcapital.com. We make our periodic SEC reports on Forms 10-K and 10-Q and current reports on Form 8-K, as well as the beneficial ownership reports filed by our directors, officers and 10% or greater stockholders on Forms 3, 4 and 5 available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. The information on our website is not a part of this Annual Report on Form 10-K.

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

ITEM 1A.	RISK FACTORS

As used in this report, “Luminent,” “Company,” “we,” “our,” and “us,” refer to Luminent Mortgage Capital, Inc. and its subsidiaries, except where the context otherwise requires. The occurrence of one or more of these risk factors could adversely impact our results of operations or financial condition.

General Risks Related to our Business

We might not be able to find mortgage loans or mortgage-backed securities that meet our investment criteria or at favorable spreads over our borrowing costs, which would adversely impact our results of operations or financial condition.

Our net income depends on our ability to acquire residential mortgage loans and mortgage-backed securities at favorable spreads over our borrowing costs. In acquiring mortgage loans and mortgage-backed securities, we compete with many other purchasers, including REITs, investment banking firms, savings and loan associations, banks, insurance companies and mutual funds, many of which have greater financial resources than we do. As a result, we may not be able to acquire a sufficient amount of mortgage loans or mortgage-backed securities at favorable spreads over our borrowing costs, which would adversely impact our results of operations or financial condition.

We have limited experience in the business of acquiring and securitizing mortgage loans and we may not be successful, which would adversely impact our results of operations or financial condition.

Loan acquisition and securitization activity within our Residential Mortgage Credit portfolio strategy is inherently complex and involves risks related to the types of mortgage loans we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage successfully. It may take years to determine whether we can manage these risks successfully. Our failure to manage these and other risks would adversely impact our results of operations or financial condition.

Our mortgage loans and mortgage-backed securities are subject to prepayments, and increased prepayment rates could adversely impact our results of operations or financial condition.

The principal and interest payments that we receive from our mortgage loans and mortgage-backed securities are generally funded by the payments that borrowers make on the related mortgage loans pursuant to amortization schedules. When borrowers prepay their mortgage loans sooner than expected, we correspondingly receive principal cash flows from our investments earlier than anticipated. Prepayment rates generally increase when interest rates decline and decrease when interest rates rise. Changes in prepayment rates, however, tend to lag a few months behind changes in interest rates and are difficult to predict. Prepayment rates may also be affected by other factors, including the strength of the housing and financial markets, the overall economy, mortgage loan interest rates currently available to borrowers in the market and the ability of borrowers to refinance their mortgages.

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

We are required to amortize any premiums or accrete discounts related to our mortgage loans and mortgage-backed securities over their expected terms. The amortization of a premium reduces our interest income, while the accretion of a discount increases our interest income. The expected terms for mortgage loans and mortgage-backed securities are a function of the prepayment rates for the mortgage loans purchased or underlying the mortgage-backed securities purchased. If mortgage loans and mortgage-backed securities purchased at a premium subsequently are prepaid in whole or in part more quickly than anticipated, then we are required to amortize their respective premiums more quickly, which would decrease our net interest income and adversely impact our results of operations. Conversely, if mortgage loans and mortgage-backed securities purchased at a discount subsequently are prepaid in whole or in part more slowly than anticipated, then we are required to accrete their respective discounts more slowly, which would decrease our net interest income and adversely impact our results of operations or financial condition.

Our stockholders’ equity or book value is volatile and is subject to changes in interest rates.

The fair values of the mortgage loans and mortgage-backed securities that we purchase are subject to daily fluctuations in market pricing resulting from changes in interest rates. For example, when interest rates increase, the fair value of our assets generally declines, and, when interest rates decrease, the fair value of our assets generally increases. For our mortgage-backed securities that are classified as “available for sale,” we are required to carry these assets at fair value and to flow any changes in their fair value through the “other comprehensive income or loss” portion of stockholders’ equity on our balance sheet. The daily fluctuations in market pricing of these mortgage-backed securities, and their corresponding flow through our stockholders’ equity, creates volatility in our stockholders’ equity, or book value.

Our mortgage loans and mortgage-backed securities are subject to defaults, which could adversely impact our results of operations or financial condition.

Each of our two mortgage investment strategies bears the risk of loss resulting from defaults. Our risk of loss is dependent upon the credit quality and performance of the mortgage loans that we purchase directly, as well as upon the credit quality and performance of the mortgage loans underlying the mortgage-backed securities that we purchase or securitize.

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

In our Residential Mortgage Credit portfolio strategy, we purchase mortgage loans that are not credit-enhanced and that do not have the backing of Ginnie Mae, Fannie Mae or Freddie Mac. Although we generally seek to purchase high-quality mortgage loans, we bear the risk of loss from borrower default, bankruptcy and special hazard losses on any loans that we purchase and subsequently securitize. In the event of a default on any mortgage loan that we hold, we would bear the net loss of principal that would adversely impact our results of operations or financial condition. As part of our Residential Mortgage Credit portfolio strategy, we also purchase subordinated mortgage-backed securities that have credit ratings below AAA. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of losses from their underlying mortgage loans. In the event of a default on any of the mortgage loans underlying the mortgage-backed securities that we hold pursuant to our Residential Mortgage Credit portfolio strategy, we would bear the net loss of principal and it would adversely impact our results of operations.

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

The mortgage loans we purchase directly and the mortgage loans collateralized for the mortgage-backed securities that we purchase may be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate on a mortgage loan can increase during any given period. Lifetime interest rate caps limit the amount that the interest rate of a mortgage loan can increase throughout the life of the loan. The periodic adjustments to the interest rates of the mortgage loans we purchase directly and that underlie our mortgage-backed securities, known as resets, are based on changes in an objective benchmark interest rate index, such as the U.S. Treasury index or LIBOR.

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

We purchase subordinated mortgage-backed securities that have credit ratings of AA or below. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of the losses from their underlying mortgage loans, and expose us to high levels of volatility in net interest income, interest rate risk, prepayment risk, credit risk and market pricing volatility, any one of which might adversely impact our results of operations or financial condition.

Our mortgage loans and mortgage-backed securities are subject to potential illiquidity, which might prevent us from selling them at reasonable prices when we find it necessary to sell them. This factor could adversely impact our results of operations or financial condition.

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

Both of our investment strategies employ leverage. In our Spread strategy, we generally seek to borrow between eight and 12 times the amount of our equity allocated to this strategy. Within our Residential Mortgage Credit portfolio strategy, in our loan origination and securitization portfolio we generally seek to borrow between 15 and 25 times the amount of our equity allocated to this strategy. In our credit sensitive portfolio, we generally seek to borrow between zero and five times the amount of our equity allocated to this strategy. In both investment strategies, however, at any one time our actual borrowings may be above or below the leverage ranges stated above.

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

The interest rate repricing terms of the borrowings that we use are shorter than the interest rate repricing terms of our assets. As a result, during a period of rising interest rates, we could experience a decrease in, or elimination of, our net income or generate a net loss because the interest rates on our borrowings could increase faster than our asset yields. Conversely, during a period of declining interest rates and accompanying higher prepayment activity, we could experience a decrease in, or elimination of, our net income or generate a net loss as a result of higher premium amortization expense.

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

For some of our hedging activities, we may elect hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The ongoing monitoring requirements of SFAS No. 133 are complex and rigorous. If we fail to meet these requirements, or if certain hedging activities do not qualify for hedge accounting under SFAS No. 133, we could not designate our hedging activities as hedges under SFAS No. 133 and would be required to utilize mark-to-market accounting through our consolidated statements of operations, which would adversely impact our results of operations or financial condition.

Effective December 31, 2005, we discontinued the use of hedge accounting as defined in SFAS No. 133. As a result, beginning in the first quarter of 2006, all changes in the value of our portfolio of hedges, including interest rate swaps and Eurodollar futures contracts, will be reflected in our consolidated statement of operations rather than primarily through accumulated other comprehensive income and loss on our consolidated balance sheet. We expect this change to introduce some volatility into our results of operations, as the market value of our hedge positions changes.

Our mortgage loans may not be serviced effectively, which might adversely impact our results of operations or financial condition.

The success of our loan originations and securitizations within our Residential Mortgage Credit portfolio strategy will depend upon our ability to ensure that our mortgage loans are serviced effectively. We do not intend to service our mortgage loans ourselves, and intend to transfer the servicing of our loans to a third party with whom we have established a sub-servicing relationship. Our failure to service our mortgage loans properly could adversely impact our results of operations or financial condition.

If we are unable to securitize our mortgage loans successfully, we may be unable to grow or fully execute our business strategies and our earnings may decrease.

We intend to structure our securitization transactions so that we must account for them as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, as a result, we are precluded from using sale accounting to recognize any gain or loss. To securitize our mortgage loans, we have created a wholly owned subsidiary and we contribute a pool of mortgage loans to the subsidiary in connection with each securitization. An inability to securitize our mortgage loans successfully could limit our ability to grow our business or fully execute our business strategies and could decrease our earnings. In addition, the successful securitization of our mortgage loans might expose us to losses as the portions of the securitizations that we choose to keep will tend to be those that are riskier and more likely to generate credit losses.

Risks Related to Seneca

Seneca might fail to comply with the terms of the Amended Agreement, manage our Spread portfolio poorly or lose key personnel that are important to our Spread portfolio, which could adversely impact our results of operations or financial condition.

In March 2005, we executed an Amended Agreement with Seneca. Seneca has dedicated key personnel to our Spread portfolio business, including the investment and financing decisions related to that portfolio. Pursuant to the Amended Agreement, Seneca is responsible for providing us with the data to enable us to calculate the financial results of the Spread portfolio and its related liabilities. If Seneca fails to comply with the terms of the Amended Agreement, Seneca can be terminated for cause, which could adversely impact our results of operations. If Seneca manages our Spread portfolio poorly, or loses key personnel that are important to the ongoing management of our Spread portfolio, it could adversely impact our results of operations or financial condition. Seneca also might be subject to business continuity risk, due to the change in its ownership announced in 2005. This could adversely affect the management of our Spread Portfolio.

Because Seneca is entitled to a fee that may be significant if we terminate the Amended Agreement without cause, economic considerations might preclude us from terminating the Amended Agreement in the event that Seneca’s performance fails to meet our expectations but does not constitute cause.

If we terminate the Amended Agreement without cause or because we decide to manage our Spread Portfolio, then we have to pay a fee to Seneca that may be significant. Under the amended agreement, the amount of the termination fee is an amount equal to two times the amount of the highest annual base management compensation and the highest annual incentive management compensation, for a particular year, earned by Seneca during any of the three years (or on an annualized basis if a lesser period) preceding the effective date of the termination, multiplied by a fraction, where the numerator is the positive difference, resulting from 36 minus the number of months between the effective date of the Amended Agreement and the termination date, and the denominator is 36. After March 2008, there would be no termination fee. At December 31, 2005, the termination fee, if we elected to terminate the Amended Agreement without cause as of that date, was approximately $15.7 million.

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

In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To satisfy the distribution requirements of 90% of taxable REIT net income, we may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

In addition, the REIT provisions of the Internal Revenue Code, or Code, impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell mortgage-backed securities at otherwise opportune times if we believe such sales could be considered prohibited transactions.

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

Recognition of excess inclusion income by us could have adverse tax consequences to us or our stockholders.

We may recognize excess inclusion income and our stockholders may be required to treat a portion of the distribution they receive as excess inclusion income. Excess inclusion income may not be offset with net operating losses otherwise available to stockholders, represents unrelated business taxable income in the hands of an otherwise tax-exempt stockholder and is subject to withholding tax at the maximum rate of 30%, without regard to otherwise applicable exemptions or rate reductions, to the extent such income is allocable to a stockholder who is not a U.S. person. Although the law is not entirely clear, excess inclusion income may be taxable (at the highest corporate tax rates) to us, rather than our stockholders, to the extent allocable to our stock held in record name by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations). Nominees who hold our stock on behalf of disqualified organizations also potentially may be subject to this tax.

Generally, excess inclusion income is the income allocable to a REMIC residual interest in excess of the income that would have been allocable to such interest if it were a bond having a yield to maturity equal to 120% of the long-term applicable rate based on the weighted-average yields of treasury securities and is published monthly by the IRS for use in various tax calculations.

Although we plan to structure our securitization transactions to qualify as non-REMIC financing transactions for federal income tax purposes, we may recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions. In short, if a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interests retained by the REIT, under regulations that have not yet been issued, will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we intend to undertake non-REMIC multi-class mortgage-backed securities transactions, we may recognize excess inclusion income.

If we recognize excess inclusion income, we may, under regulations that have not yet been issued, have to allocate the excess inclusion income to the distributions we distribute to our stockholders to the extent our REIT taxable income (taking into account the dividends paid deduction) is less than the sum of our excess inclusions for the taxable year.

Generally, to maintain our REIT status, we must distribute at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) in each year. To the extent the sum of our excess inclusion income is less than 10% of our total taxable income, we may elect to pay tax on such excess inclusion income rather than treating a portion of our distributions as comprising excess inclusion income.

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

We seek to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. Because we conduct some of our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies.

The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC, based on a series of no-action letters issued by the SEC’s Division of Investment Management (Division), in order to qualify for this exemption, at least 55% of our assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of our assets must consist of real estate-related assets.

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

Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. One exception relates to the most subordinate class of securities issued in a securitization if the holder has the right to decide whether to foreclose upon defaulted loans.

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

If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as described in our operating policies and programs.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could result in a failure to comply with REIT income or assets tests.

When purchasing mortgage-backed securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and could result in significant corporate-level tax.

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

Our policy is to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable net income in each year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We do not intend to establish a minimum distribution payment level for the foreseeable future. Our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future.

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

Certain provisions of the Maryland Business General Corporate Law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

•	Classified Board of Directors. Our Board of Directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our Board of Directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors.

•	Removal of Directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Number of Directors, Board Vacancies, Term of Office. We have elected to be subject to certain provisions of Maryland law that vest in our Board of Directors the exclusive power to determine the number of directors and the exclusive power, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or our charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

•	Preferred Stock. Under our charter, our Board of Directors has the power to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act or (4) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership Limit. In order to preserve our status as a REIT under the Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common and preferred stock unless our Board of Directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Board of Directors has adopted a resolution exempting us from this statute. However, our Board of Directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act would be applicable to business combinations between us and interested stockholders.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then, subject to certain conditions and limitations, the corporation may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our Board of Directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located at One Market, Spear Tower, 30th Floor, San Francisco, California 94105. Our San Francisco office lease is for approximately 2,600 square feet of space and expires in 2006.

In addition, we lease space for executives and operations at 2005 Market Street, 21st Floor, Philadelphia, Pennsylvania 19103. Our Philadelphia office lease is for approximately 4,700 square feet of space and expires in 2008.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2005, no legal proceedings were pending to which we were a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since December 19, 2003, our common stock has been listed on the NYSE under the symbol “LUM.”

The following table sets forth the intra-day high and low sale prices for our common stock as reported on the NYSE for each quarterly period during the years ended December 31, 2005 and 2004:

	Common Stock
2005	High	Low

First Quarter	$11.93	$10.85
Second Quarter	11.04	9.70
Third Quarter	11.05	7.40
Fourth Quarter	8.36	6.32

2004	High	Low

First Quarter	$15.35	$13.77
Second Quarter	14.35	11.45
Third Quarter	12.88	10.50
Fourth Quarter	12.78	11.30

Holders

As of February 28, 2006, we had 40,060,545 issued and outstanding shares of common stock that were held by 403 holders of record. The 403 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions and Distribution Policy

The following table sets forth the quarterly cash distributions declared per share of our common stock during the years ended December 31, 2005 and 2004:

	Cash
	Distributions
	Declared per	Declaration
	Share	Date

2005
First Quarter	$0.36	March 31, 2005
Second Quarter	0.27	June 29, 2005
Third Quarter	0.11	September 30, 2005
Fourth Quarter	0.03	December 20, 2005
2004
First Quarter	$0.42	March 9, 2004
Second Quarter	0.43	June 28, 2004
Third Quarter	0.43	September 28, 2004
Fourth Quarter	0.43	December 21, 2004

Our distributions declared to date are not necessarily indicative of distributions that we will declare in the future. We expect that future distributions will be based on our REIT taxable net income in future periods, which we cannot predict with any certainty. All distribution declarations are made at the discretion of our Board of Directors.

The distributions are taxable dividends and are not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities, and loans held-for-investment.

We intend to distribute all or substantially all of our REIT taxable net income (which does not ordinarily equate to net income as calculated in accordance with accounting principles generally accepted in the United States, which are known as GAAP) to our stockholders in each year. We intend to make regular quarterly distributions to our stockholders to be paid out of funds readily available for such distributions. Our distribution policy is subject to revision at the discretion of our Board of Directors without stockholder approval or prior notice. We have not established a minimum distribution level and our ability to make distributions may be harmed for the reasons described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All distributions will depend on our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law, or MGCL, and such other factors as our Board of Directors deems relevant.

In order to avoid corporate income and excise tax and to maintain our qualification as a REIT under the Internal Revenue Code, we must make distributions to our stockholders each year in an amount at least equal to:

•	90% of our REIT taxable net income, plus

•	90% of our after-tax net income, if any, from foreclosure property, minus

•	the excess of the sum of specified items of our non-cash income items over 5% of REIT taxable net income.

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

Equity Compensation Plan

Effective June 4, 2003, we adopted a 2003 Stock Incentive Plan and a 2003 Outside Advisors Stock Incentive Plan pursuant to which up to 1,000,000 shares of our common stock was authorized to be awarded at the discretion of the Compensation Committee of our Board of Directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to our employees and officers or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that may meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the Compensation Committee.

The following table illustrates common stock authorized for issuance under the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan as of December 31, 2005:

(c)
	(a)	(b)	Number of
	Number of	Weighted-	Securities Remaining
	Securities to be	Average Exercise	Available for Future
	Issued Upon Exercise	Price of	Issuance Under Equity
	of Outstanding	Outstanding	Compensation Plans-
	Options, Warrants	Options, Warrants	Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a)

Incentive plans approved by stockholders	55,000	$14.82	1,737,334
Incentive plans not approved by stockholders	—	—	—

Total	55,000	$14.82	1,737,334	(1)

(1)	At December 31, 2005, the maximum number of shares of common stock that may be delivered in future periods pursuant to awards granted under both plans is 1,737,334 shares of our common stock.

See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan.

Purchases of Equity Securities

The following table summarizes share purchases in the fourth quarter of 2005 under our stock repurchase program:

			(c)	(d)
	(a)	(b)	Total Number of	Maximum
	Total	Average	Shares Purchased as	Number of Shares
	Number of	Price	Part of Publicly	That May yet be
	Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program(1)

November 1 — 30, 2005	—	—	—	2,000,000
December 1 — 31, 2005	675,050	$7.38	675,050	1,324,950

(1)	Our stock repurchase program was announced on November 7, 2005 and authorized us to repurchase up to a total of 2,000,000 of our common shares. We can repurchase shares in the open market or through privately negotiated transactions from time to time at management’s discretion until we repurchase a total of 2,000,000 common shares or our Board of Directors determines to terminate the program.

In February 2006, we announced an additional stock repurchase program to repurchase up to 3,000,000 shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements at December 31, 2005 and 2004 and 2003 and for the years ended December 31, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003. The selected financial data should be read in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

			For the Period
	For the Year	For the Year	from April 26,
	Ended	Ended	2003 through
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands, except
	share and per share amounts)

Statement of Operations Data:
Interest income	$181,421	$123,754	$22,654
Interest expense	137,501	55,116	9,009
Net interest income	43,920	68,638	13,645
Other income (expense)	(808)	1,070	—
Impairment losses on mortgage-backed securities	(112,008)	—	—
Losses on sales of mortgage-backed securities	(69)	—	(7,831)
Expenses	14,026	12,596	3,053
Net income (loss)	(82,991)	57,112	2,761
Per Common Share Data:
Net income (loss) — basic and diluted	$(2.13)	$1.68	$0.27
Cash distributions declared(1)	0.77	1.71	0.95
Book value (end of period)(2)	9.76	10.93	11.38
Common shares outstanding (end of period)	40,587,245	37,113,011	24,814,000
Weighted-average shares outstanding — basic	39,007,953	33,895,967	10,139,280
Weighted-average shares outstanding — diluted	39,007,953	33,947,414	10,139,811
Balance Sheet Data (end of period):
Mortgage-backed securities available-for-sale, at fair value	$219,148	$186,351	$352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,140,455	4,641,604	1,809,822
Total mortgage-backed securities available-for-sale, at fair value	4,359,603	4,827,955	2,161,945
Loans held-for-investment	507,177	—	—
Total assets	4,933,471	4,879,828	2,179,340
Repurchase agreements	3,928,505	4,436,456	1,728,973
Mortgage-backed notes	486,302	—	—
Junior subordinated notes	92,788	—	—
Margin debt	3,548	—	—
Total liabilities	4,537,150	4,474,325	1,896,844
Accumulated other comprehensive income (loss)	7,076	(61,368)	(26,510)
Total stockholders’ equity	396,321	405,503	282,496
Financial Ratios:
Leverage ratio (period end)(3)	11.4	10.9	6.1

(1)	Cash distributions declared during the period from April 26, 2003 through December 31, 2003 were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering. Cash distributions of $0.42 per share declared on March 9, 2004 were payable to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our follow-on public offering.

(2)	Book value is calculated as total stockholders’ equity divided by the number of shares issued and outstanding at December 31, 2005, 2004 and 2003.

(3)	Leverage is calculated as total liabilities divided by total stockholders’ equity. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our Spread portfolio to within our target range of eight to 12 times the amount of our equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Annual Report on Form 10-K. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. The words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Executive Summary

Our mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages made to borrowers of prime credit quality. We began investing in 2003, with an initial Spread strategy of investing in high quality, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a reduced level of credit risk, it also has considerable interest rate exposure. The persistently flat yield curve and 14 consecutive Federal Reserve rate increases since June 2004, have pressured our ability to provide steady income, and led us to augment our strategy in 2005. The new strategy, which we refer to as our Residential Mortgage Credit strategy, includes investments in non-agency mortgage-backed securities rated below AAA as well as prime whole loan purchases and securitizations of those loans, in a manner that should reduce our exposure to interest rates over time.

During 2005, we actively pursued our business diversification into prime quality residential mortgage credit with purchases of mortgage-backed securities with ratings below AAA of $314.3 million, purchases of prime quality residential mortgage loans of $532.5 million and the completion of our first loan securitization of $520.6 million. In January and February 2006, we began selling certain of the mortgage-backed securities in our Spread portfolio and redeployed our capital primarily in our Residential Mortgage Credit strategy. We plan to continue pursue this strategy in 2006 as a means to continue to reduce interest rate risk, and build the basis for dividend stability and growth.

Our Residential Mortgage Credit strategy aims to complement our high-quality, but interest-rate sensitive Spread strategy, with investments that are far less sensitive to interest rates and that are therefore more predictable and sustainable. This strategy seeks to structure, acquire and fund mortgage loans which will provide long-term reliable income to our stockholders. We will accomplish this goal primarily through the purchase of mortgage loans which we design and originate in partnership with selected high quality providers with whom we have long and well-established relationships. We will securitize those loans with an optimal structure, retain the most valuable pieces of the securitization and thereby “lock in” profitable spread income over the life of the structure. Over time, these securitizations will reduce our sensitivity to interest rates and will help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations will be non-recourse to us. As a secondary strategy, we invest in subordinated mortgage-backed securities that have credit ratings below AA. We do this opportunistically, as we discover value and credit arbitrage opportunities in the market.

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

Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:

•	Interest rate trends and changes in the yield curve;

•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	highly competitive markets for investment opportunities; and

•	other market developments.

In addition, several factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	Credit risk as defined by prepayments, delinquencies and defaults on our mortgage loans and the mortgage loans underlying our mortgage-backed securities;

•	overall leverage of our portfolio;

•	access to funding and adequate borrowing capacity;

•	increases in our borrowing costs;

•	the ability to use derivatives to mitigate our interest rate and prepayment risks;

•	the market value of our investments; and

•	compliance with REIT requirements and the requirements to qualify for an exemption under the Investment Company Act of 1940.

Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk in Item 7A of this Annual Report on Form 10-K for additional credit risk and interest rate risk discussion.

Summary and Outlook

For the year ended December 31, 2005, our net loss was $83.0 million, or $2.13 loss per share, compared to net income of $57.1 million, or $1.68 per share, for the year ended December 31, 2004. REIT taxable net income was $31.3 million, or $0.77 per share, and $59.4 million, or $1.60 per share, for the years ended December 31, 2005, and 2004, respectively. REIT taxable net income is the basis upon which we determine our dividends to stockholders. The difference between net loss and REIT taxable net income primarily relates to impairment losses on mortgage-backed securities, as well as the timing of the recognition of realized gains or losses on derivative contracts used in our liability management strategy.

In conjunction with the decision to reposition our portfolio, we recorded a $110.3 million impairment loss during the fourth quarter of 2005, in our Spread portfolio.

Effective December 31, 2005, we discontinued the use of hedge accounting as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. As a result, beginning in the first quarter of 2006, all changes in the value of our portfolio of hedges, including interest rate swaps and Eurodollar futures contracts, will be reflected in our consolidated statement of operations rather than primarily through accumulated other comprehensive income and loss on our consolidated balance sheet. We expect this change to introduce some volatility to our results, as the market value of the hedge positions changes.

We declared $30.3 million of dividends for 2005, or $0.77 per share. We declared $58.2 million of dividends for 2004, or $1.57 per share.

Our book value at December 31, 2005 was $396.3 million, or $9.76 per share. In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. At December 31, 2005, we had repurchased 675,050 shares at a weighted-average price of $7.38 per share. Through

February 2006, we had repurchased a total of 1,501,750 shares at a weighted-average price of $8.01 per share. In February 2006, we announced the initiation of an additional stock repurchase program to acquire an incremental 3,000,000 shares. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.

At December 31, 2005, the composition of our $4.9 billion in mortgage assets was as follows: 59.4% in agency short duration hybrid and ARM mortgage-backed securities, 24.7% in AAA-rated short duration hybrid securities, 10.4% in prime quality securitized whole loans and 5.5% in credit sensitive securities with a weighted-average credit rating of BBB.

During 2005, we actively pursued our business diversification into prime quality residential mortgage credit. This diversification includes purchases of mortgage-backed securities with ratings below AAA of $314.3 million, purchases of prime quality residential mortgage loans of $532.5 million and the completion of our first loan securitization of $520.6 million.

We expect our credit quality to remain high as we prudently invest in residential mortgage credit risk. In our loan purchases, we are underwriting on a loan-by-loan basis. Generally, our target average FICO score is 700. The midway point in our stratification around this level generally ranges between 680 and 720. We focus on single family, owner-occupied residences with adequate valuation protection, typically in the 75% loan to value range. We carefully assess collateral valuation and review every loan on automated valuation screens. Our target borrower has demonstrated an ability to handle credit and carries a manageable amount of overall debt versus income. Our target loan size is well below the “super jumbo” level, and ranges in the $400 to $600 thousand range. We also diversify our geographic exposure.

Our multi-factor risk analysis concentrates on layered risk, which is the conjunction of two or more risk factors in a loan. For example, we may underwrite a very high FICO borrower in a high LTV situation, whereas we may reject that same loan if the high LTV is accompanied by recent history of multiple refinancings on the same property. In other words, no single variable predicts our loan underwriting decision perfectly. We take a comprehensive view of each loan and underwrite on that basis. We accept only those loans that meet our careful underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. We are proactive in our analysis of payment behavior and in loss mitigation through our servicing relationships.

Our target market is the Alt-A adjustable-rate loan. Alt-A is one of the fastest growing segments of the mortgage market. We believe roughly half of the prime loans made in 2005 were made in the Alt-A form. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate.

At December 31, 2005, the weighted-average coupon of our total mortgage assets was 4.62%. As a result of the increases in short-term interest rates over the past 18 months, the net interest spread on our investment portfolio has decreased to 0.72% from 1.71% for the year ended December 31, 2005, compared to the year ended December 31, 2004, respectively. This decrease is primarily due to increases in the cost of funds on our repurchase agreements used to fund the mortgage-backed securities in our portfolios. See additional information on the components of our net interest spread and interest expense at “Results of Operations.”

Going forward, we will continue our portfolio repositioning which we expect to establish a solid foundation for the delivery of a consistent and growing dividend. To accomplish this objective, we will transform our balance sheet away from interest rate sensitivity, and toward match-funded credit-oriented residential mortgage assets. We expect our strategy of portfolio diversification begun in 2005 will improve earnings and dividends in 2006 and beyond. We will accelerate the repositioning of our portfolio in early 2006, including the sale of certain mortgage-backed securities from our Spread portfolio. We will purchase and securitize mortgage loans from selected partners, retaining higher yielding pieces of the securitization. We will augment these activities with opportunistic purchases of credit-sensitive securities created by others.

Our primary sources of capital are repurchase agreements, mortgage-backed notes, warehouse lending facilities and junior subordinated notes. We believe that our current financing and operating cash flow is sufficient to fund our business into perpetuity although there can be no assurance that this will continue in the future. We intend to increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and upon the investment of any net proceeds therefrom. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation by us. As a result of these various factors, it is difficult to project when we may seek to raise additional capital.

Refer to the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Annual Report on Form 10-K for additional interest rate risk and credit risk discussion.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:

Classifications of Investment Securities

Our investments in mortgage-backed securities are classified as available-for-sale and are carried on our consolidated balance sheet at their fair value. Generally, the classification of securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If our available-for-sale securities were classified as trading securities, our earnings could experience substantially greater volatility from period-to-period.

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

We estimate the fair value of our purchased beneficial interests using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate, in order to determine market values.

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

Management considers several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and the continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2005, we recognized impairment losses of $110.3 million in connection with our decision to reposition our Spread portfolio as we no longer have the intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2005, we also recognized impairment losses of $1.7 million on certain securities in our Residential Mortgage Credit portfolio. For these securities, management determined that the change in value of the securities was other than temporary because the losses were due to adverse changes in credit or prepayment speeds. At December 31, 2005, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $12.7 million which, if not recovered, may result in the recognition of future losses.

The determination of other-than-temporary impairment is evaluated at least quarterly. If future evaluations conclude that impairment is other-than-temporary, we may need to realize a loss that would have an impact on income.

Loans Held-for-Investment

We purchase pools of residential mortgage loans through our network of origination partners. Mortgage loans are designated as held-for-investment as we have the intent and ability to hold them for the foreseeable future, and until maturity or payoff. Mortgage loans that are considered to be held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount, adjustments for unamortized derivative gains and losses during the commitment period and allowance for loan losses.

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

Interest Income Recognition

Interest income on our mortgage-backed securities is accrued based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income. Purchased beneficial interests in securitized financial assets are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

Interest income on our mortgage loans is accrued and credited to income based on the carrying amount and contractual terms or estimated life of the assets using the effective yield method in accordance with SFAS No. 91. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.

Securitizations

We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to a match funding our balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Accounting for Derivative Financial Instruments and Hedging Activities

We are not required to account for derivative contracts using hedge accounting as described below. Effective December 31, 2005, we discontinued the use of hedge accounting. All future changes in value of hedging instruments that had previously been accounted for under hedge accounting will be recorded in other income or expense and could potentially result in increased volatility in our earnings.

Our policies permit us to enter into derivative contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements and the forecasted interest expense associated with forecasted securitization activities, or hedged items, for a future time period. Our policies allow us to enter into Eurodollar futures contracts, interest rate swap contracts and interest rate cap contracts. These hedge instruments may be designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Hedge instruments are carried on the consolidated balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, is recorded in other comprehensive income or loss. Realized gains and losses on hedge instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. For REIT taxable net income purposes, realized gains and losses on hedge instruments are reclassified into earnings immediately when positions are closed or have expired.

We may enter into commitments to purchase mortgage loans, or purchase commitments, from our network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at their estimated fair value on the consolidated balance sheet and any change in fair value of the purchase commitment is recognized in other income or expense. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and included in the cost basis of the loans purchased.

See Note 15 to the financial statements in Item 8 of this Annual Report on Form 10-K for further discussion about accounting for derivative financial instruments and hedging activities.

Recent Accounting Pronouncements

In November 2005, the FASB posted a Staff Position, or FSP, to address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP also nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP must be applied to reporting periods beginning after December 15, 2005. This FSP will not have a material impact on our financial condition or results of operations.

In December 2005, the FASB posted FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions and is intended to emphasize the requirements to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. We currently hold loans with certain features that may increase credit risk, including loans with an initial interest rate that is below the market interest rate for the initial period of the loan term and that may increase significantly when that period ends and interest-only loans. The disclosure requirements in this FSP are summarized in two questions. The guidance to question 1 is effective for interim and annual periods ending after the date the FSP is posted to the FASB website, or December 19, 2005, and question 2 references only existing effective literature; therefore no effective date or transition guidance is required. This FSP did not have a material impact our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are still evaluating the impact of this Statement on our financial condition and/or results of operations.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We understand that the FASB is considering placing an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, we record such assets and the related financing gross on our consolidated balance sheet, and the corresponding interest income and interest expense gross on our consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale.

However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to us, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, we may be precluded from presenting the assets gross on our balance sheet and should instead be treating our net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered into by us to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our financial statements. Our cash flows, our liquidity and our ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. Our net equity would not be materially affected. At December 31, 2005, we have identified available-for-sale securities with a fair value of $19.9 million which had been purchased from and financed with the same counterparty since their purchase. If we were to change our current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $19.9 million.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

For the years ended December 31, 2005 and 2004, net loss was $83.0 million, or $2.13 loss per share, and net income of $57.1 million, or $1.68 per share, respectively. For the same periods, interest income, net of premium amortization, was approximately $181.4 million and $123.8 million, respectively. The increase is primarily due to the increase in interest income as a result of the implementation of our recently-developed Residential Mortgage Credit strategy, which includes investments in mortgage-backed securities with ratings below AAA and purchases of prime whole loans and securitizations of those loans.

For the years ended December 31, 2005 and 2004 the weighted-average yield on average earning assets, net of amortization of premium, was 3.79% and 3.28%, respectively, and our cost of funds on total liabilities was 3.07% and 1.57%, respectively, resulting in a net interest spread of 0.72% and 1.71%, respectively. Cost of funds is defined as total interest expense divided by average repurchase agreement liabilities, mortgage-backed notes, warehouse lending facilities and junior subordinated notes. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense.

Interest expense for the year ended December 31, 2005 and 2004 was $137.5 million and $55.1 million, respectively, and was calculated as follows:

	For the Year		For the Year
	Ended	Percentage	Ended	Percentage
	December 31,	of Average	December 31,	of Average
	2005	Liabilities	2004	Liabilities
	(In thousands)

Interest expense on repurchase agreement liabilities	$138,076	3.08%	$56,309	1.60%
Interest expense on mortgage-backed notes	3,719	0.08	—	—
Interest expense on warehouse lending facilities	1,507	0.03	—	—
Interest expense on junior subordinated notes	3,411	0.08	—	—
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	258	0.01	(2,268)	(0.06)
Amortization of net realized gains on futures contracts	(1,415)	(0.03)	(2,803)	(0.08)
Net interest (income)/expense on interest rate swap contracts	(8,093)	(0.18)	3,720	0.11
Other	38	nm	158	nm

Total interest expense	$137,501	3.07%	$55,116	1.57%

nm	= not meaningful

Average repurchase agreements, mortgage-backed notes, warehouse lending facilities and junior subordinated notes during the years ended December 31, 2005 and 2004, were $4.4 billion and $3.5 billion, respectively.

Interest expense on repurchase agreement liabilities increased in 2005, as compared to 2004, primarily because of the increase in the average interest rate on those liabilities due to short-term borrowing rate increases by the Federal Reserve Board. During the year ended December 31, 2005, we acquired residential mortgage loans using warehouse lending facilities prior to permanently financing the acquisitions through the issuance of mortgage-backed notes. The interest expense on junior subordinated notes during 2005 is the result of the completion of two trust preferred security offerings.

The net hedge ineffectiveness gains recognized in interest expense during the year ended December 31, 2004 is primarily due to an adjustment to the construction of the hypothetical derivative during the three months ended June 30, 2004 in accordance with our SFAS No. 133 accounting policy which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to conform more closely to common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains of $2.0 million in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this ineffectiveness was that a portion of the liabilities we had hedged in anticipation of rising interest rates was recognized as gains or offsets to our interest expense in the second quarter of 2004. The remaining net hedge ineffectiveness gains for the year ended December 31, 2004 relate to our cash flow hedges.

Other expense for the year ended December 31, 2005 was $808 thousand, consisting of $1.4 million of net losses on commitments to purchase loans offset by $613 thousand of net gains due to the change in value of other derivative contracts. Other income for the year ended December 31, 2004 was $1.1 million, consisting of a one-time gain on the termination of certain repurchase agreements that was initiated by our counterparty, the Federal Home Loan Mortgage Corporation. At December 31, 2005, we recognized impairment losses on mortgage-backed securities of $112.0 million, primarily in connection with our decision to reposition our Spread portfolio. We did not incur any impairment losses in 2004. During the year ended December 31, 2005, we sold $136.3 million of mortgage-backed securities to reduce leverage and rebalance our portfolios. For the year ended December 31, 2005, we realized a net loss on sales of mortgage-backed securities of $69 thousand. We did not sell any mortgage-backed securities during the same period in 2004.

Operating expenses for the years ended December 31, 2005 and 2004 were $14.0 million and $12.6 million, respectively.

We paid base management compensation and incentive compensation to Seneca for the years ended December 31, 2005 and 2004, pursuant to a management agreement. We entered into an Amended Agreement with Seneca, dated March 1, 2005, which superseded our original management agreement dated June 11, 2003, or Prior Agreement, and revised the computation of base management compensation and incentive management compensation. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion about the management agreement.

Base management compensation to Seneca for the years ended December 31, 2005 and 2004 was $4.2 million and $4.1 million, respectively.

Incentive compensation expense to related parties for the years ended December 31, 2005 and 2004 was $1.3 million and $4.9 million, respectively. The decrease in expense is primarily related to the Amended Agreement noted above. Under the Amended Agreement, no incentive compensation was earned by Seneca during the year ended December 31, 2005. The incentive compensation expense of $1.3 million for the year ended December 31, 2005 related to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the year. For the year ended December 31, 2004, total incentive compensation earned by Seneca was $6.7 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $509 thousand. In accordance with the terms of his employment agreement, our chief financial officer is eligible to earn incentive compensation. No incentive compensation was earned by our chief financial officer for the year ended December 31, 2005. The remaining incentive compensation expense of $1.1 million for the year ended December 31, 2004 relates primarily to incentive compensation earned by our chief financial officer and restricted common stock awards vested during the year.

Salaries and benefits expense for the years ended December 31, 2005 and 2004 was $3.0 million and $593 thousand, respectively. The increase is primarily due to increased employee headcount due to the implementation of our portfolio diversification strategy.

Professional services expense for the years ended December 31, 2005 and 2004 was $2.2 million and $1.3 million, respectively, and includes legal, accounting and other professional services provided to us. The increase in professional services expense is primarily due to the implementation of our portfolio diversification strategy.

Other general and administrative expenses for the years ended December 31, 2005 and 2004, were $3.4 million and $1.7 million, respectively. The increase is primarily due to the expenses incurred in connection with the implementation of our portfolio diversification strategy, including due diligence, servicing, information technology, recruiting and rent.

Year ended December 31, 2004 compared to the period from April 26, 2003 through December 31, 2003

The results of operations for the year ended December 31, 2004, are not comparable to those in 2003 primarily due to the substantial asset base growth resulting from our initial public offering and follow-on public offering and full year of operations in 2004.

For the year ended December 31, 2004, net income was $57.1 million, or $1.68 per share. For the same period, interest income, net of premium amortization, was approximately $123.8 million, and was primarily earned from investments in mortgage-backed securities. Interest expense for the year ended December 31, 2004, was $55.1 million and was primarily due to costs on short-term borrowings.

For the period from April 26, 2003 through December 31, 2003, net income was $2.8 million, or $0.27 per share. For the same period, interest income, net of premium amortization, was approximately $22.6 million, and was primarily earned from investments in mortgage-backed securities. Interest expense on short-term borrowings was $9.0 million. Because of the timing of our initial investment of portfolio assets (investment activities began on June 11, 2003) as well as the timing of our initial public offering (proceeds were received on December 24, 2003), interest income and interest expense for the period from April 26, 2003 through December 31, 2003, was substantially lower than the full year of operations in 2004, both in an absolute sense and also relative to the average net invested assets for the period. In addition, prepayment activity declined in 2004 due to the changing interest rate environment and resulted in decreased premium amortization and increased yield on average earning assets.

For the year ended December 31, 2004, the weighted-average yield on average earning assets, net of amortization of premium, was 3.28%, and the cost of funds on our total liabilities was 1.57%, resulting in a net interest spread of 1.71%. For the year ended at December 31, 2003, substantive operations began in mid-June, 2003, after completing a private placement of our common stock. For the period June 16, 2003 (date of the first security purchase settlement) through December 31, 2003, the weighted-average yield on average earning assets, net of amortization of premium, was 2.77%. For the period June 23, 2003 (date of the first security purchase financed through leverage) through December 31, 2003, the cost of funds on our total liabilities was 1.14%. The resulting net interest spread was 1.63%. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense.

Interest expense for the year ended December 31, 2004 and the period from June 23, 2003 through December 31, 2003 was $55.1 million and $9.0 million, respectively. It was calculated calculated as follows:

			For the Period
			from
	For the Year		June 23, 2003
	Ended	Percentage	through	Percentage
	December 31,	of Average	December 31,	of Average
	2004	Liabilities	2003	Liabilities
	(In thousands)

Interest expense on repurchase agreement liabilities	$56,309	1.60%	$8,999	1.14%
Net hedge ineffectiveness gains on futures and interest rate swap contracts	(2,268)	(0.06)	—	—
Amortization of net realized gains on futures contracts	(2,803)	(0.08)	—	—
Net interest expense on interest rate swap contracts	3,720	0.11	—	—
Other	158	nm	10	nm

Total interest expense	$55,116	1.57%	$9,009	1.14%

nm	= not meaningful

Average repurchase agreement liabilities during the year ended December 31, 2004, and the period from June 23, 2003 through December 31, 2003, were $3.5 billion and $1.6 billion, respectively.

The net hedge ineffectiveness gains recognized in interest expense during the year ended December 31, 2004, are primarily due to an adjustment to the construction of the hypothetical derivative during the three months ended June 30, 2004 in accordance with our SFAS No. 133 accounting policy, which is used to measure hedge ineffectiveness on our Eurodollar futures contracts. We changed the term of our forecasted repurchase agreement liabilities to conform more closely to common industry issuance terms. We do not anticipate further changes to the term of our forecasted repurchase agreement liabilities, and therefore we believe that we will incur no future ineffectiveness from this change. As required by SFAS No. 133, we recognized one-time gains of $2.0 million in the form of hedge ineffectiveness on our Eurodollar futures contracts during the three months ended June 30, 2004. The impact of this recognition was that a portion of the liabilities we had hedged in anticipation of rising interest rates were recognized as gains or offsets to our interest expense in the second quarter of 2004. The remaining net ineffectiveness gains for the year ended December 31, 2004, relate to our cash flow hedges. No net hedge ineffectiveness gains or losses were recognized in 2003.

Other income of $1.1 million for the year ended December 31, 2004, represents a one-time gain on the termination of certain repurchase agreements that was initiated by our counterparty, Federal Home Loan Mortgage Corporation. We had no other income for the period from April 26, 2003 through December 31, 2003.

Net losses on sales of mortgage-backed securities of $7.8 million are included in net income for the period from April 26, 2003 through December 31, 2003. To reduce leverage, we sold securities in mid-August 2003, totaling $130.7 million and realized a loss of $2.3 million. In an attempt to protect our portfolio from further increases in interest rates, we sold short $200.0 million of TBA mortgage securities. Interest rates subsequently declined, and we closed out this short position in the month of September 2003, for a total realized loss of $5.7 million. During the third quarter of 2003, we also simultaneously sold and purchased securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million. There were no other gains or losses on sales of securities for the period from April 26, 2003 through December 31, 2003 or during the year ended December 31, 2004.

Operating expenses for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003 were $12.6 million and $3.1 million, respectively, for an increase of $9.5 million. The increase in operating expenses in 2004 is primarily due to a full year of operations versus a partial year in 2003. Operating expenses in 2003 were high in proportion to gross interest income and expense and to net interest income as compared to the same proportions for the full year of operations in 2004, primarily due to start-up costs.

For the year ended December 31, 2004, and the period from April 26, 2003 through December 31, 2003, we paid base management compensation and incentive compensation in accordance with the terms of our Prior Agreement with Seneca.

Base management compensation to Seneca was $4.1 million and $901 thousand for the year ended December 31, 2004, and the period from April 26, 2003 through December 31, 2003, respectively, based on a percentage of our average net worth. The increase in base management compensation was primarily due to a full year of operations.

Incentive compensation expense to related parties for the year ended December 31, 2004, and the period from April 26, 2003 through December 31, 2003, was $4.9 million and $1.0 million, respectively. Under the Prior Agreement, incentive compensation was earned by related parties when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the average net invested assets for the period, as defined in the agreement, exceeds the “threshold return” taxable income that would have produced an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2.0% for the same period.

For the year ended December 31, 2004, total incentive compensation earned by Seneca was $6.7 million, one-half payable in cash and one-half payable in the form of a restricted common stock award. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004, was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $509 thousand. For the period from April 26, 2003 through December 31, 2003, total incentive compensation earned by Seneca was $1.2 million, of which $613 thousand was waived by Seneca for the quarter ended September 30, 2003. The remaining incentive compensation of $606 thousand was one-half payable in cash and one-half payable in the form of restricted common stock. The cash portion of the incentive compensation of $303 thousand for the quarter ended December 31, 2003, was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $46 thousand. In accordance with the terms of his employment agreement, our chief financial officer is eligible to earn incentive compensation. The remaining incentive compensation expense of $1.1 million for the year ended December 31, 2004, relates primarily to incentive compensation earned by our chief financial officer and restricted common stock awards vested during the year. The remaining incentive compensation expense of $18 thousand for the period April 26, 2003 through December 31, 2003, relates primarily to incentive compensation earned by our chief financial officer.

Salaries and benefits expense for the year ended December 31, 2004, and for the period from April 26, 2003 through December 31, 2003, was $593 thousand and $99 thousand, respectively. The increase is primarily due to salaries and benefits paid for a full year in 2004, as well as performance bonuses paid in 2004.

Professional services expense for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, of $1.3 million and $477 thousand, respectively, includes legal, accounting and other professional services provided to us for the full year 2004 as compared to the partial year 2003.

Other general and administrative expenses for the year ended December 31, 2004 and the period from April 26, 2003 through December 31, 2003, of $1.7 million and $596 thousand, respectively, includes insurance, custody, board of director, and other general and administrative costs for the full year 2004 as compared to the partial year 2003.

REIT taxable net income

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the years ended December 31, 2005 and 2004 and for the period from April 26, 2003 through December 31, 2003:

			For the Period
			from
	For the Year	For the Year	April 26, 2003
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands)

GAAP net income (loss)	$(82,991)	$57,112	$2,761
Adjustments to GAAP net income (loss):
Add back organizational costs expensed during period	—	—	163
Amortization of organizational costs	(33)	(33)	(19)
Add back stock compensation expense for unvested stock options	2	5	3
Add back stock compensation expense for unvested restricted common stock	1,594	1,494	48
Subtract stock compensation expense for vested restricted common stock	(910)	—	—
Subtract taxable REIT subsidiary activities, net	(38)	—	—
Add back (subtract) net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	114	(308)	—
Subtract dividend equivalent rights on restricted common stock	(376)	(255)	—
Subtract amortization of net realized gains on futures contracts	(1,415)	—	—
Add back net losses on sales of mortgage-backed securities	69	—	7,831
Add back realized and unrealized losses on other derivative instruments	810	—	—
Add back impairment losses on mortgage-backed securities	112,008	—	—
Add back waived incentive compensation	—	—	613
Add back net realized gains on futures contracts	2,480	1,410	—

Net adjustments to GAAP net income (loss)	114,305	2,313	8,639

REIT taxable net income	$31,314	$59,425	$11,400

Undistributed REIT taxable net income for the years ended December 31, 2005 and 2004 and for the period from April 26, 2003 through December 31, 2003, was as follows:

			For the
			Period from
	For the	For the	April 26, 2003
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands, except per share data)

Undistributed REIT taxable net income, beginning of period	$1,794	$281	$—
REIT taxable net income during period	31,314	59,425	11,400
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(29,954)	(57,912)	(11,119)

Undistributed REIT taxable net income, end of period	$3,154	$1,794	$281

Cash distributions per share declared during period	$0.77	$1.71	$0.95

Percentage of REIT taxable net income distributed	95.7%	97.5%	97.5%

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

Financial Condition

All of our assets at December 31, 2005 were acquired with proceeds from both the private placement and public offerings of our common stock, proceeds from our preferred securities offerings and use of leverage.

On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the year ended December 31, 2005, we sold approximately 2.8 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $30.0 million.

In 2005, we completed two trust preferred security offerings in the amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $87.2 million. See Note 9 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion about the junior subordinated notes.

We established a Direct Stock Purchase and Dividend Reinvestment Plan, effective June 28, 2005, which offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock. During the year ended December 31, 2005, we issued approximately 1.1 million shares of common stock through direct stock purchase and dividend reinvestment for net proceeds of $8.9 million.

We announced a stock repurchase program on November 7, 2005 that authorizes us to repurchase up to a total of 2,000,000 of our common shares. We can repurchase shares in the open market or through privately negotiated transactions from time to time at management’s discretion until we repurchase a total of 2,000,000 common shares or our Board of Directors determines to terminate the program. Through December 31, 2005, we had repurchased 675,050 shares at a weighted-average price of $7.38 and were authorized to acquire up to 1,324,950 more common shares.

Mortgage-Backed Securities

At December 31, 2005, we held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in our Spread portfolio and $266.1 million in our Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million. At December 31, 2004, we held $4.8 billion of mortgage-backed securities at fair value in our Spread portfolio, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million. The change in mortgage-backed securities held is primarily due to the purchase of mortgage-backed securities with a cost basis of $1.3 billion, principal payments of $1.6 billion, the recognition of impairment losses on mortgage-backed securities of $112.0 million and premium amortization of $27.1 million during the year ended December 31, 2005.

The recognition of impairment losses during the year ended December 31, 2005 caused the mortgage-backed securities in our Spread portfolio to be marked to a discount to their par value. We will accrete the discount, which will be recorded as income, over the life of the underlying mortgage-backed securities. At December 31, 2005 and 2004, our total mortgage-backed securities portfolio had a weighted-average amortized cost, excluding residual interests, of 98.3% and 101.7% of face amount, respectively. At December 31, 2005 and 2004, none of our portfolio consisted of fixed-rate mortgage-backed securities.

At December 31, 2005, 93.9% of our mortgage-backed securities portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities and 6.1% was invested in non-agency-backed credit sensitive securities with a weighted-average credit rating of BBB. At December 31, 2004, our entire portfolio was invested in AAA-rated non-agency-backed or agency-backed mortgage-backed securities.

Included in the total impairment losses on mortgage-backed securities of $112.0 million were impairment losses of $110.3 million recorded on our Spread portfolio due to our decision to reposition the Spread portfolio through the sale of certain mortgage-backed securities and accelerate our diversification into higher yielding Residential Mortgage Credit investment strategies. This asset repositioning marked a change in our intent to hold the mortgage-backed securities in the Spread portfolio that were in unrealized loss positions for a period of time sufficient to allow for recovery in fair value. We determined that the unrealized losses in the Spread portfolio at December 31, 2005 were other-than-temporary impairments as defined in SFAS No. 115, and therefore we recognized impairment losses in our consolidated statement of operations.

All of the mortgage-backed securities in our Residential Mortgage Credit portfolio are accounted for in accordance with EITF 99-20. Under EITF 99-20, we evaluate whether there is other-than-temporary impairment by discounting projected cash flows using our credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flow has decreased and is due to a change in our credit, prepayment and other assumptions, then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to our assumptions and the change in value is solely due to interest rate changes, the mortgage-backed security may not be impaired. It is difficult to predict the timing or magnitude of these other-than-temporary impairments, and impairment losses could be substantial. During the year ended December 31, 2005, we recorded losses due to other-than-temporary impairments of $1.7 million in our Residential Mortgage Credit portfolio. During the year ended December 31, 2004, and the period from April 26, 2003 through December 31, 2003, we did not hold any mortgage-backed securities that were accounted for in accordance with EITF 99-20.

At December 31, 2005, we had unrealized losses of $12.7 million in mortgage-backed securities held in our Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At December 31, 2005, none of the securities we held had been downgraded by a credit rating agency since their purchase. We intend and have the ability to hold the securities in our Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, we do not believe any of the securities held in our Residential Mortgage Credit portfolio at December 31, 2005 are other-than-temporarily impaired.

The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage-backed securities ranges up to 40 years; however, the expected maturity is subject to change based on the prepayments of the underlying mortgage loans.

The following table sets forth the contractual final maturity dates, by year and percentage composition, of the mortgage-backed securities, or MBS, in our investment portfolio at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Weighted-		Weighted-
	Average Final	% of	Average Final	% of
Asset	Maturity	Total	Maturity	Total

Adjustable-Rate MBS	2033	1.5%	2033	2.6%
Hybrid Adjustable-Rate MBS	2034	91.3	2034	96.3
Balloon MBS	2008	1.1	2008	1.1
Other MBS	2038	6.1	n/a	n/a

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of our mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes our mortgage-backed securities at December 31, 2005, according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
	(In thousands)

Less than one year	$690,568	$690,539	4.51%
Greater than one year and less than five years	3,489,302	3,489,179	4.35
Greater than five years	179,733	184,205	6.15

Total	$4,359,603	$4,363,923	4.46%

The following table summarizes our mortgage-backed securities at December 31, 2004 according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
	(In thousands)

Less than one year	$211,475	$215,099	3.76%
Greater than one year and less than five years	4,616,480	4,682,154	4.24
Greater than five years	—	—	—

Total	$4,827,955	$4,897,253	4.22%

The weighted-average lives of the mortgage-backed securities at December 31, 2005 and 2004 in the tables above are based on data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

The actual weighted-average lives of the mortgage-backed securities in our investment portfolio could be longer or shorter than the estimates in the tables above depending on the actual prepayment rates experienced over the life of the applicable securities and is sensitive to changes in both prepayment rates and interest rates.

At December 31, 2005 and 2004, 91.3% and 96.3%, respectively, of our investment portfolio was invested in hybrid adjustable-rate mortgage-backed securities. Assuming constant payment rates, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities at December 31, 2005 and 2004 had a weighted-average term to next rate adjustment of approximately 26 months and 25 months, respectively. The phrase “weighted-average term to next rate adjustment” refers to the average of the periods of time that must elapse before the interest rates adjust for all of the mortgages underlying our hybrid adjustable-rate mortgage-backed securities in our portfolio, which average is weighted in proportion to the book values of the applicable securities.

The mortgages underlying our hybrid adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate of a mortgage can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage. At December 31, 2005 and 2004, 79.7% and 76.7%, respectively, of the hybrid adjustable-rate securities in our investment portfolio were subject to interest rate caps. At December 31, 2005, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio that were subject to periodic interest rate caps every six months or annually were 13.2% and 86.8%, respectively. At December 31, 2004, the percentage of hybrid adjustable-rate mortgage-backed securities in our investment portfolio that were subject to periodic interest rate caps every six months or annually were 17.1% and 82.9%, respectively. At December 31, 2005 and 2004, the mortgages underlying our hybrid adjustable-rate mortgage-backed securities with specific annual caps had average annual caps of 2.32% and 2.24%, respectively. The average lifetime cap was 9.99% at both December 31, 2005 and 2004.

The periodic adjustments to the interest rates of the mortgages underlying our mortgage-backed securities are based on changes in an objective index. Substantially all of the mortgages underlying our mortgage-backed securities adjust their interest rates based on one of two main indices, the U.S. Treasury index, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board, or the London Interbank Offered Rate, or LIBOR. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at December 31, 2005 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 35.7% and 64.3%, respectively. The percentages of the mortgages underlying the hybrid adjustable-rate mortgage-backed securities in our investment portfolio at December 31, 2004 with interest rates that reset based on the U.S. Treasury or LIBOR indices were 36.3% and 63.7%, respectively.

The principal payment rate on our mortgage-backed securities, an annual rate of principal paydowns for our mortgage-backed securities relative to the outstanding principal balance of our mortgage-backed securities, was 28% and 25% for the three months ended December 31, 2005 and December 31, 2004, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments in our portfolio.

At December 31, 2005 and 2004, the weighted-average effective duration of the securities in our overall mortgage-backed securities portfolio, assuming constant prepayment rates, or CPR, to the balloon or reset date, or the CPB duration, was 1.6 years and 1.7 years, respectively. CPR is a measure of the rate of prepayment for our mortgage-backed securities, expressed as an annual rate relative to the outstanding principal balance of our mortgage-backed securities. CPB duration is similar to CPR except that it also assumes that the hybrid adjustable-rate mortgage-backed securities prepay in full at their next reset date.

Loans Held-for-Investment

During the year ended December 31, 2005, we completed our first acquisition of residential mortgage loans. At December 31, 2005, our residential mortgage loan portfolio totaled $507.2 million, including unamortized premium of $679 thousand. Our residential mortgage loans at December 31, 2005 are comprised of adjustable-rate mortgage loans that collateralize debt obligations. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for securitizations as financings under SFAS No. 140.

At December 31, 2005, we had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired. We had no residential mortgages loans past due 90 days or more at December 31, 2005. See Note 6 to the financial statements in Item 8 of this Annual Report on Form 10-K for more information regarding securitization activities.

At December 31, 2005, loans held-for-investment consisted of the following:

					Delinquent
	Interest	Interest	Maturity	Principal	Balance
	Rate Type	Rate	Date	Balance	(>90 Days)
				(In thousands)

First Lien Adjustable-Rate Residential Mortgage Loans	3-Year Hybrid	4.00 – 5.00%	2035	$454	$—
First Lien Adjustable-Rate Residential Mortgage Loans	3-Year Hybrid	5.01 – 6.00%	2035	25,079	—
First Lien Adjustable-Rate Residential Mortgage Loans	3-Year Hybrid	6.01 – 7.00%	2035	7,229	—
First Lien Adjustable-Rate Residential Mortgage Loans	3-Year Hybrid	7.01 – 7.50%	2035	128	—
First Lien Adjustable-Rate Residential Mortgage Loans	5-Year Hybrid	4.00 – 5.00%	2034	539	—
First Lien Adjustable-Rate Residential Mortgage Loans	5-Year Hybrid	4.00 – 5.00%	2035	6,402	—
First Lien Adjustable-Rate Residential Mortgage Loans	5-Year Hybrid	5.01 – 6.00%	2035	207,514	—
First Lien Adjustable-Rate Residential Mortgage Loans	5-Year Hybrid	6.01 – 7.00%	2035	259,153	—

Total				$506,498	$—

The following table summarizes key metrics of our loans held-for-investment at December 31, 2005:

Unpaid principal balance	$506,498,203
Number of loans	1,163
Average loan balance	$435,510
Weighted-average coupon rate	6.09%
Weighted-average lifetime mortgage rate	11.31%
Weighted-average original term, in months	360
Weighted-average remaining term, in months	357
Weighted-average loan-to-value ratio (LTV)	75.1%
Weighted-average FICO score	712
Top five geographic concentrations (% exposure)
California	38.9%
Virginia	11.1%
Florida	8.5%
Arizona	6.2%
Maryland	5.4%
Occupancy status
Owner occupied	88.8%
Second home	4.9%
Investor	6.3%
Property type
Single-family	87.0%
Condominium	9.7%
Other residential	3.3%

At December 31, 2005, our 1,163 residential mortgage loans consisted of Alt-A first lien, three-year and five-year hybrid adjustable-rate mortgages acquired from third party originators and secured by one to four-family residences, individual condominium units and individual co-operative units having an aggregate balance of approximately $506.5 million. Hybrid adjustable-rate mortgages have an initial fixed rate period and then the interest rate borne by each mortgage loan will be adjusted annually based on one-year LIBOR or one-year U.S. Treasury, each referred to as the index, computed in accordance with the related note plus the related gross margin, generally subject to rounding and to certain other limitations including a maximum lifetime mortgage rate and in certain cases a maximum upward or downward adjustment on each interest adjustment date. Consistent with characteristics typical of the Alt-A market, a large segment of this loan portfolio is scheduled to receive interest only payments during the initial fixed rate period and a large segment was underwritten under either a reduced or limited documentation program.

Securitizations

During the year ended December 31, 2005, we completed our first securitization or sale of mortgage-backed notes and accounted for the transaction as a financing under SFAS No. 140. Securitization means selling the rights to payment provided by our mortgage ownership under our loans held-for-investment in the form of collateralized bonds called mortgage-backed notes to investors. At December 31, 2005, we carried $486.3 million of mortgage-backed notes as liabilities on our consolidated balance sheet. Residential mortgage loans that collateralize debt obligations are loans we have securitized into sequentially rated classes, with the lower rated classes providing credit support for AAA and AA certificates issued to third-party investors in structured financing arrangements. We intend to securitize subsequent acquisitions of loans, maintain those loans held-for-investment on our consolidated balance sheet and account for securitizations as financings under SFAS No. 140.

Other Assets

We had other assets of $54.4 million and $41.3 million at December 31, 2005 and 2004, respectively. Other assets at December 31, 2005 consist primarily of interest receivable of $21.5 million, principal receivable of $13.6 million, derivatives contracts of $10.7 million, common stock investments in subsidiary trusts of $2.8 million, deferred debt issue costs of $4.4 million and a common stock investment in a REIT of $1.1 million. Other assets at December 31, 2004 consist primarily of interest receivable of $18.9 million, principal receivable of $13.4 million, derivatives contracts of $7.9 million and deferred compensation of $732 thousand. The increase in interest receivable at December 31, 2005 compared to December 31, 2004 is primarily due to the change in the composition of our portfolio of mortgage assets during the year and the corresponding increase in interest income. Debt issue costs incurred during 2005 relate to our issuance of mortgage-backed notes and trust preferred security offerings.

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

At December 31, 2005 and 2004, we have engaged in short sales of Eurodollar futures contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements and the forecasted interest expense on long-term floating rate debt expected to be issued through securitization activities. At December 31, 2005, we had short positions on 1,960 Eurodollar futures contracts, with expiration dates ranging from March 2006, to March 2007. The total notional amount of the contracts was $2.0 billion. The value of Eurodollar futures contracts is marked-to-market daily in our margin account with the custodian. Based upon the daily market value of Eurodollar futures contracts, we either receive funds into, or wire funds into, our margin account with the custodian to ensure that an appropriate margin account balance is maintained at all times through the expiration of the contracts. At December 31, 2004, we had short positions on 4,740 Eurodollar futures contracts, with expiration dates ranging from March 2005 to March 2006. The total notional amount of the contracts was $4.7 billion. At December 31, 2005 and December 31, 2004, the fair value of the Eurodollar futures contracts was $4.9 million recorded in assets and $1.1 million recorded in liabilities, respectively.

At December 31, 2005 we have entered into interest rate swap contracts to mitigate our interest rate risk associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced are associated with forecasted interest expense for a specified future period, which is defined as the calendar period preceding each repricing date with the same number of months as the repricing frequency. At December 31, 2005 and December 31, 2004, the current notional amount of interest rate swap contracts totaled $777.1 million and $1.6 billion, respectively, and the fair value of the interest rate swap contracts at those dates was $4.2 million and $7.9 million, respectively, recorded in assets. Counterparties to our interest rate swap contracts are well-known financial institutions and default risk is considered low.

We have outstanding swaption contracts and interest rate cap contracts at December 31, 2005 that were not designated as hedges under SFAS No. 133. The contracts are carried on the consolidated balance sheet at fair value. The fair value of the contracts at December 31, 2005 was $1.6 million. At December 31, 2004, we had not entered into any swaption contracts or interest rate cap contracts.

Repurchase Agreements

We have entered into repurchase agreements to finance some of our acquisitions of mortgage-backed securities and the retained tranches of mortgage-backed notes issued by us. None of the counterparties to these agreements are affiliates of Seneca or us. These agreements are secured by our mortgage-backed securities and mortgage loans and bear interest at rates that have historically priced in close relationship to LIBOR. At December 31, 2005, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 15 of which were in use on December 31, 2005.

At December 31, 2005, we had outstanding $3.9 billion of repurchase agreements with a weighted-average current borrowing rate of 4.25%, $1.9 billion of which matures within 30 days, $929.0 million of which matures between 31 and 90 days and $1.1 billion of which matures in greater than 90 days. At December 31, 2004, we had outstanding $4.4 billion of repurchase agreements with a weighted-average current borrowing rate of 2.38%, $230.4 million of which matured within 30 days, $1.9 billion of which matured between 31 and 90 days and $2.3 billion of which matured in greater than 90 days. The decrease in outstanding repurchase agreements is primarily due to the use of cash flows from principal and interest payments to repay repurchase agreement liabilities. It is our present intention to seek to renew the repurchase agreements outstanding as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At December 31, 2005 and 2004, the repurchase agreements were secured by mortgage-backed securities and mortgage loans with an estimated fair value of $4.2 billion and $4.6 billion, respectively. The net amount at risk, defined as the sum of the fair value of securities sold plus accrued interest income and the fair value of mortgage loans pledged as collateral, minus the sum of repurchase agreement liabilities plus accrued interest expense, with all counterparties was $225.1 million and $205.9 million at December 31, 2005 and 2004, respectively.

Mortgage-Backed Notes

We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to a match-funding our balance sheet. We may use derivative instruments, such as interest rate swaps to achieve this. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140 and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with FIN 46(R) and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. The securitization completed in 2005 is considered to be a financing for both GAAP and tax purposes. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

During the fourth quarter of 2005, we issued approximately $520.6 million of mortgage-backed notes. We retained $20.3 million of the resulting securities for our securitized residential loan portfolio and placed $500.3 million with third party investors. Of the securities retained, 66.7% were rated investment grade and 33.3% were rated less than investment grade. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR.

Each series of mortgage-backed notes that we issued consisted of various classes of securities that bear interest at varying spreads to the underlying interest rate index. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.

At December 31, 2005, we had mortgage-backed notes with an outstanding balance of $486.3 million dollars and with a weighted-average borrowing rate of 4.66% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR. Unpaid interest on the mortgage-backed notes was $328 thousand at December 31, 2005. The stated maturities of the mortgage-backed notes at December 31, 2005 were 2035. At December 31, 2005, residential mortgage loans with an estimated fair value of $486.3 million were pledged as collateral for mortgage-backed notes issued.

Warehouse Lending Facilities

During 2005, we entered into warehouse lending facilities to finance our residential mortgage loan acquisitions prior to securitization. These warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financings for loans for a maximum of 120 days. At December 31, 2005, our borrowing capacity under warehouse lending facilities was $1.0 billion. No amounts were outstanding under the warehouse lending facilities at December 31, 2005. We had no warehouse lending facilities in 2004.

Junior Subordinated Notes

On March 15 and December 15, 2005, we issued junior subordinated notes to our wholly owned subsidiaries, Diana Statutory Trust I and Diana Statutory Trust II, in the combined amount of $92.8 million. At December 31, 2005, $477 thousand of interest was unpaid on the junior subordinated notes. See Note 9 to the financial statements in Item 8 of this Annual Report on Form 10-K for further discussion about the junior subordinated notes.

Margin Debt

We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At December 31, 2005, we had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%. No borrowings were outstanding under the margin lending facility at December 31, 2004.

After consideration of the terms of our Eurodollar futures and interest rate swap contracts, the weighted-average days to rate reset of our total liabilities was 374 days and 275 days at December 31, 2005 and 2004, respectively. The increase in the weighted-average days to rate reset of our total liabilities is primarily attributed to the use of interest rate swap contracts to hedge the impact of changes in interest rates on our liability costs.

Other Liabilities

We had $26.0 million and $36.8 million of other liabilities at December 31, 2005 and 2004, respectively. Other liabilities at December 31, 2005 consisted primarily of $21.1 million of accrued interest expense on repurchase agreements, mortgage-backed notes, junior subordinated notes and interest rate swap contracts, $1.2 million of cash distribution payable, $2.4 million of accounts payable and other accrued expenses, and $1.3 million of management compensation payable and other related party liabilities. Other liabilities at December 31, 2004, consisted primarily of $17.3 million of accrued interest expense on repurchase agreements and interest rate swap contracts, $16.0 million of cash distribution payable and $3.0 million of management compensation payable, incentive compensation payable and other related party liabilities.

Stockholders’ Equity

Stockholders’ equity at December 31, 2005 and 2004 was $396.3 million and $405.5 million, respectively, which included $4.3 million and $69.3 million, respectively, of net unrealized losses on mortgage-backed securities available-for-sale and $11.4 million and $7.9 million, respectively, of net deferred realized and unrealized losses on cash flow hedges presented as accumulated other comprehensive loss.

Weighted-average stockholders’ equity for the years ended December 31, 2005 and 2004 was $414.7 million and $389.0 million, respectively. Return on average equity for the years ended December 31, 2005 and 2004 was (20.0%) and 14.7%, respectively. Return on average equity is defined as net income (loss) divided by weighted-average stockholders’ equity. The negative return on average equity for the year ended December 31, 2005 was primarily due to the impairment losses on mortgage-backed securities of $112.0 million recorded in connection with our decision to reposition our Spread portfolio.

Liquidity and Capital Resources

Our primary source of funds at December 31, 2005 consisted of repurchase agreements totaling $3.9 billion with a weighted-average current borrowing rate of 4.25%, which we used to finance acquisition of mortgage-backed securities. We expect to continue to borrow funds in the form of repurchase agreements. At December 31, 2005, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 15 of which were in use on December 31, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

At December 31, 2005, the primary source of funding via our residential mortgage loan portfolio was a $500.0 million warehouse lending facility with Morgan Stanley Bank, in the form of a repurchase agreement that was established in August 2005, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005. We had no outstanding borrowings on either of these warehouse lending facilities at December 31, 2005. During January 2006, we established a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc.

We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our portfolio to match the income we earn on our mortgage assets with the cost of our related liabilities, also referred to as match-funding our balance sheet. In order to facilitate the securitization or financing of our loans, we will generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend to retain in our portfolio. Proceeds from securitizations will be used to pay down the outstanding balance of our warehouse lending facilities.

On November 2, 2005, we issued $520.6 million of securities consisting of a series of private-label multi-class mortgage-backed securities, LUM 2005-1. We retained $20.3 million of the resulting securities for our securitized residential mortgage loan portfolio and placed $500.3 million with third-party investors, thereby providing long-term collateralized financing for its assets. At December 31, 2005, we had mortgage-backed notes totaling

$486.3 million with a weighted-average borrowing rate of 4.66% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR.

We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. At December 31, 2005, we had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%. No borrowings were outstanding under the margin lending facility at December 31, 2004.

In 2005, we completed two trust preferred security offerings in the aggregate amount of $90.0 million, providing long-term financing for our balance sheet. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $87.2 million.

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally seek to maintain an overall borrowing leverage between eight to 20 times the amount of our equity, including securitizations consummated as financings. We establish leverage ratio targets for each of our investment strategies. Specifically, our targeted leverage ratio range for the mortgage-backed securities in our Spread strategy portfolio is between eight and 12 times and the targeted leverage ratio range for the residential mortgage loans in our Residential Mortgage Credit portfolio is between 15 and 25 times. At December 31, 2005, the overall borrowing leverage for our entire portfolio was 11.4 times.

For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our Board of Directors.

On May 20, 2005, we paid a cash distribution of $0.36 per share to our stockholders of record on April 12, 2005. On August 8, 2005, we paid a cash distribution of $0.27 per share to our stockholders of record on July 11, 2005. On November 9, 2005, we paid a cash distribution of $0.11 per share to our stockholders of record on October 12, 2005. On January 31, 2006, we paid a cash distribution of $0.03 per share to our stockholders of record on December 31, 2005. These distributions are taxable dividends and not considered a return of capital. We did not distribute $3.2 million of our REIT taxable net income for the year ended December 31, 2005. We intend to declare a spillback distribution in this amount during 2006. We did not distribute $1.8 million of our REIT taxable net income for the year ended December 31, 2004. We declared a spillback distribution in this amount during 2005.

We believe that equity capital, combined with the cash flows from operations, securitizations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage related assets or sell debt or additional equity securities. If required, the sale of mortgage-related assets at prices lower than the carrying value of such assets could result in losses and reduced income.

On January 3, 2005, we filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At December 31, 2005, total proceeds of up to $468.9 million remain available to us to offer and sell under this shelf registration statement.

On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the year ended December 31, 2005, we sold approximately 2.8 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $30.0 million.

On June 3, 2005, we filed a registration statement on Form S-3 with the SEC to register our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. During the year ended December 31, 2005, we issued approximately 1.1 million shares of common stock through direct stock purchase and dividend reinvestment for net proceeds of $8.9 million.

In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. At December 31, 2005, we had repurchased 675,050 shares at a weighted-average price of $7.38 per share. Through February 2006, we had repurchased a total of 1,501,750 shares at a weighted-average price of $8.01 per share. In February 2006, we announced the initiation of an additional stock repurchase program to acquire an incremental 3,000,000 shares. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.

We may increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds therefrom. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation by us.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our Board of Directors primarily based on our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations at December 31, 2005. The table excludes accrued interest payable, interest rate swaps and the Amended Agreement that we have with Seneca because those contracts do not have fixed and determinable payments:

	Payments Due by Period
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years
	(In millions)

Repurchase agreements	$3,928.5	$3,928.5	$—	$—	$—
Mortgage-backed notes(1)	486.3	152.7	223.9	109.7	—
Junior subordinated notes	92.8	—	—	—	92.8
Margin Debt	3.5	3.5	—	—	—

Total	$4,511.1	$4,084.7	$223.9	$109.7	$92.8

(1)	The mortgaged-backed notes have a stated maturity of 2035; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the mortgage-backed notes. The payments represented reflect our assumptions for prepayment and credit losses at December 31, 2005 and assume we will exercise our redemption option.

At December 31, 2005, our Spread portfolio was externally managed pursuant to the Amended Agreement with Seneca, subject to the direction and oversight of our Board of Directors. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for significant terms of the Amended Agreement.

Off-Balance Sheet Arrangements

In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. See Note 9 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion about the preferred securities of subsidiary trust and junior subordinated notes.

Payments Due by Period
		Less			More
		Than 1	1 - 3	3 - 5	Than 5
	Total	Year	Years	Years	Years
(In millions)

Junior subordinated notes	$92.8	—	—	—	$92.8

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are credit risk and interest rate risk as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake or to which we are exposed.

Credit Risk

We are subject to credit risk is connection with our investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below AAA. The credit risk related to these investments pertains to the ability of the borrower and willingness to pay, which is assessed before credit is granted or renewed and periodically revised throughout the loan or security term.

We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources included sophisticated industry and rating agency software, as well as outsourced underwriting services to identify higher risk loans, either due to borrower credit profile or collateral valuation issues. Through statistical sampling techniques, we create adverse credit and valuation samples, which we review by hand. We reject loans which fail to conform to our standards. We also create samples of loans with layered risk characteristics, such as investor occupancy and cash out, and review their constituent loans in detail. We accept only those loans which meet our careful underwriting criteria.

Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. We are proactive in our analysis of payment behavior and in loss mitigation through our servicing relationships.

We are also subject to credit risk in connection with our investments in mortgage-backed securities in our Spread portfolio, which is mitigated by holding securities that are either guaranteed by government or government-sponsored agencies or have credit ratings of AAA.

Concentration Risk

Inadequate diversification of our loan portfolio, such as geographic regions, may result in losses. As part of our underwriting process, we diversify the geographic concentration risk exposure in our residential loan portfolio purchases.

Interest Rate Risk

We are subject to interest rate risk in connection with our investments in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, residential mortgage loans and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates and warehouse lending facilities, and our derivative contracts.

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

Extension Risk

We invest in hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. At December 31, 2005, 91.3% of our mortgage-backed securities portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as our borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between our mortgage assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above and in Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager for our Spread Portfolio may produce results that differ significantly from our expectations.

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

The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, mortgage-backed notes, junior subordinated notes and hedge instruments at December 31, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
	(Dollars in millions)

Adjustable-Rate Mortgage-Backed Securities
Fair value	$66.3	$66.0	$65.7	$65.4
Change in fair value	$0.3	—	$(0.3)	$(0.6)
Change as a percent of fair value	0.5%	—	(0.5)%	(0.9)%
Hybrid Adjustable-Rate Mortgage-Backed Securities
Fair value	$4,048.5	$3,978.7	$3,908.9	$3,839.1
Change in fair value	$69.8	—	$(69.8)	$(139.6)
Change as a percent of fair value	1.8%	—	(1.8)%	(3.5)%
Balloon Mortgage-Backed Securities
Fair value	$49.6	$48.8	$48.0	$47.2
Change in fair value	$0.8	—	$(0.8)	$(1.6)
Change as a percent of fair value	1.6%	—	(1.6)%	(3.3)%
Other Mortgage-Backed Securities
Fair value	$266.8	$266.1	$265.4	$264.7
Change in fair value	$0.7	—	$(0.7)	$(1.4)
Change as a percent of fair value	0.3%	—	(0.3)%	(0.5)%
Total Mortgage-Backed Securities
Fair value	$4,431.2	$4,359.6	$4,288.0	$4,216.4
Change in fair value	$71.6	—	$(71.6)	$(143.2)
Change as a percent of fair value	1.6%	—	(1.6)%	(3.3)%
Mortgage Loans Held-for-Investment
Fair value	$514.7	$507.2	$499.7	$492.2
Change in fair value	$7.5	—	$(7.5)	$(15.0)
Change as a percent of fair value	1.5%	—	(1.5)%	(3.0)%
Repurchase Agreements(1)
Fair value	$3,298.5	$3,298.5	$3,298.5	$3,298.5
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Mortgage-Backed Notes(1)
Fair value	$486.3	$486.3	$486.3	$486.3
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Junior Subordinated Notes
Fair value	$95.6	$91.8	$88.1	$84.6
Change in fair value	$3.8	—	$(3.7)	$(7.2)
Change as a percent of fair value	4.1%	—	(4.0)%	(7.8)%
Hedge Instruments
Fair value	$(5.7)	$10.7	$29.4	$48.5
Change in fair value	$(16.4)	—	$18.7	$37.8
Change as a percent of fair value	nm	—	nm	nm

(1)	The fair value of the repurchase agreements and mortgage-backed notes would not change materially due to the short-term nature of these instruments.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Luminent Mortgage Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on its evaluation under the COSO Framework, the Company’s management has concluded that as of December 31, 2005 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements due to fraud or error. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Luminent Mortgage Capital, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Francisco, California
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of Luminent Mortgage Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from April 26, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Luminent Mortgage Capital, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from April 26, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Francisco, California
March 9, 2006

LUMINENT MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

Assets:
Cash and cash equivalents	$11,466	$10,581
Restricted cash	794	—
Mortgage-backed securities available-for-sale, at fair value	219,148	186,351
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	4,140,455	4,641,604
Loans held-for-investment	507,177	—
Interest receivable	21,543	18,861
Principal receivable	13,645	13,426
Derivative contracts, at fair value	10,720	7,900
Other assets	8,523	1,105

Total assets	$4,933,471	$4,879,828

Liabilities:
Repurchase agreements	$3,928,505	$4,436,456
Mortgage-backed notes	486,302	—
Junior subordinated notes	92,788	—
Margin debt	3,548	—
Derivative contracts, at fair value	—	1,073
Cash distributions payable	1,218	15,959
Accrued interest expense	21,123	17,333
Management compensation payable, incentive compensation payable and other related party liabilities	1,282	2,952
Accounts payable and accrued expenses	2,384	552

Total liabilities	4,537,150	4,474,325

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 40,587,245 and 37,113,011 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	41	37
Additional paid-in capital	511,941	476,250
Accumulated other comprehensive income (loss)	7,076	(61,368)
Accumulated distributions in excess of accumulated losses	(122,737)	(9,416)

Total stockholders’ equity	396,321	405,503

Total liabilities and stockholders’ equity	$4,933,471	$4,879,828

See notes to consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	from April 26,
	Ended	Ended	2003 through
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands, except share and per share amounts)

Revenues:
Net interest income:
Interest income	$181,421	$123,754	$22,654
Interest expense	137,501	55,116	9,009

Net interest income	43,920	68,638	13,645
Other Income (Expense):
Other income (expense)	(808)	1,070	—
Impairment losses on mortgage-backed securities	(112,008)	—	(7,831)
Losses on sales of mortgage-backed securities	(69)	—	—

Other income (expense)	(112,885)	1,070	(7,831)

Expenses:
Management compensation expense to related party	4,193	4,066	901
Incentive compensation expense to related parties	1,250	4,915	980
Salaries and benefits	2,998	593	99
Professional services	2,225	1,348	477
Board of directors expense	473	249	117
Insurance expense	556	631	291
Custody expense	415	383	115
Other general and administrative expenses	1,916	411	73

Total expenses	14,026	12,596	3,053

Net income (loss)	$(82,991)	$57,112	$2,761

Net income (loss) per share — basic	$(2.13)	$1.68	$0.27

Net income (loss) per share — diluted	$(2.13)	$1.68	$0.27

Weighted-average number of shares outstanding — basic	39,007,953	33,895,967	10,139,280

Weighted-average number of shares outstanding — diluted	39,007,953	33,947,414	10,139,811

See notes to consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Value	Capital	Income/(Loss)	Losses	Income/(Loss)	Total
	(In thousands)

Balance, April 26, 2003	204	$1	$—	$—	$—	$—	$1
Net income					2,761	$2,761	2,761
Mortgage-backed securities available-for-sale, fair value adjustment				(26,353)		(26,353)	(26,353)
Derivative contracts, fair value adjustment				(157)		(157)	(157)

Comprehensive loss						$(23,749)

Distributions to stockholders					(11,119)		(11,119)
Issuance of common stock	24,610	24	316,723				316,747
Capital contribution			613				613
Amortization of stock options			3				3

Balance, December 31, 2003	24,814	25	317,339	(26,510)	(8,358)		282,496
Net income					57,112	$57,112	57,112
Mortgage-backed securities available-for-sale, fair value adjustment				(42,944)		(42,944)	(42,944)
Derivative contracts, fair value adjustment				6,676		6,676	6,676
Futures contracts, net realized gains				1,410		1,410	1,410

Comprehensive income						$22,254

Distributions to stockholders					(58,170)		(58,170)
Issuance of common stock	12,299	12	158,906				158,918
Amortization of stock options			5				5

Balance, December 31, 2004	37,113	37	476,250	(61,368)	(9,416)		405,503
Net loss					(82,991)	$(82,991)	(82,991)
Mortgage-backed securities available-for-sale, fair value adjustment				64,977		64,977	64,977
Derivative contracts, fair value adjustment				2,402		2,402	2,402
Futures contracts, net realized gains				1,065		1,065	1,065

Comprehensive loss						$(14,547)

Distributions to stockholders					(30,330)		(30,330)
Issuance of common stock	4,149	4	39,095				39,099
Repurchase of common stock	(675)		(5,000)				(5,000)
Amortization of stock options			2				2
Amortization of restricted stock			1,594				1,594

Balance, December 31, 2005	40,587	$41	$511,941	$7,076	$(122,737)		$396,321

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 26, 2003
	December 31,	December 31,	through December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(82,991)	$57,112	$2,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium/discount on loans held-for-investment and mortgage-backed securities available-for-sale	27,066	28,496	9,189
Impairment losses on mortgage-backed securities	112,008	—	—
Amortization of stock options	2	5	3
Ineffectiveness (gains)/losses on cash flow hedges	114	(308)	—
Losses on other derivative instruments	1,792	—	—
Net loss on sales of mortgage-backed securities available-for-sale	69	—	7,831
Waiver of incentive compensation by related party	—	—	613
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable, net of purchased interest	4,448	(1,611)	(116)
Increase in other assets	(3,079)	(2,794)	(518)
Increase (decrease) in accounts payable and accrued expenses	1,001	(811)	1,363
Increase in accrued interest expense	3,790	13,556	3,777
Increase in management compensation payable, incentive compensation payable and other related party liabilities	214	5,482	1,088

Net cash provided by operating activities	64,434	99,127	25,991

Cash flows from investing activities:
Purchase of mortgage-backed securities	(1,310,133)	(4,040,790)	(2,797,073)
Proceeds from sales of mortgage-backed securities available-for-sale	136,549	—	538,780
Principal payments of mortgage-backed securities available-for-sale	1,560,480	1,126,194	199,560
Purchases of loans held-for-investment	(532,508)	—	—
Principal payments of loans held-for-investment	23,854	—	—
Purchase of other derivative instruments	(1,975)	—	—
Net change in restricted cash	(794)	—	—

Net cash used in investing activities	(124,527)	(2,914,596)	(2,058,733)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,909	157,508	316,747
Repurchases of common stock	(4,114)	—	—
Borrowings under repurchase agreements	19,419,024	29,460,116	10,097,957
Principal payments on repurchase agreements	(19,926,975)	(26,752,633)	(8,368,984)
Borrowings under warehouse lending facilities	473,285	—	—
Paydown of warehouse lending facilities	(473,285)	—	—
Distributions to stockholders	(45,071)	(47,478)	(5,852)
Borrowings under note payable	—	439	92
Repayment of note payable	—	(531)	—
Borrowings under junior subordinated notes	89,968	—	—
Proceeds from issuance of mortgage-backed notes	498,589	—	—
Principal payments on mortgage-backed notes	(13,965)	—	—
Borrowings under margin debt	3,548	2,278	4,266
Principal payments on margin debt	—	(2,278)	(4,266)
Amortization of net realized gains on Eurodollar futures contracts	(1,415)	—	—
Net realized gains on Eurodollar futures contracts	2,480	1,410	—

Net cash provided by financing activities	60,978	2,818,831	2,039,960

Net increase in cash and cash equivalents	885	3,362	7,218
Cash and cash equivalents, beginning of the period	10,581	7,219	1

Cash and cash equivalents, end of the period	$11,466	$10,581	$7,219

Supplemental disclosure of cash flow information:
Interest paid	$142,825	$42,760	$5,222
Non-cash investing and financing activities:
Increase (decrease) in unsettled security purchases	$—	$(156,127)	$156,127
(Increase) decrease in principal receivable	(219)	(11,113)	(2,313)
Incentive compensation payable settled through issuance of restricted common stock	1,884	3,617	—
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	(159)	(2,207)	—
Accounts payable and accrued expenses settled through issuance of restricted common stock	55	—	—
Unsettled repurchases of common stock	(886)	—	—

See notes to consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION

Luminent Mortgage Capital, Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations on June 11, 2003, upon completion of a private placement offering. On December 18, 2003, the Company completed the initial public offering of its shares of common stock and began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. On March 29, 2004, the Company completed a follow-on public offering of its common stock.

Luminent is a Real Estate Investment Trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. The Spread strategy invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The Residential Mortgage Credit strategy invests in mortgage loans originated in partnership with selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA.

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

NOTE 2 —	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP.

The Company consolidates all entities in which it holds a greater than 50% voting interest. The Company also consolidates all variable interest entities for which it is considered to be the primary beneficiary pursuant to the Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities.  All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the time of purchase. The Company’s primary bank account is a sweep account with its custodian bank.

Restricted Cash

Restricted cash includes cash that is held by third party trustees under certain of the Company’s securitization transactions.

Securities

The Company classifies its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value on the consolidated balance sheet and unrealized gains or losses are included in accumulated other comprehensive income or loss as a component of stockholders’ equity. The fair values of mortgage-backed securities are determined by management based upon price estimates provided by independent pricing services and securities dealers. In the

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event that a security becomes other-than-temporarily impaired (e.g., if the fair value falls below the amortized cost basis and recovery is not expected before the security is sold), the cost of the security is written down and the difference is reflected in current earnings. The determination of other-than-temporary impairment is evaluated at least quarterly.

Interest income is accrued based upon the outstanding principal amount of the securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method.

Purchased Beneficial Interests

The Company purchases certain beneficial interests in securitized financial assets required to be accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Purchased beneficial interests are carried on the consolidated balance sheet at fair value and are included in mortgage-backed securities available-for-sale. In the event that a security becomes impaired, the cost of the security is written down and the difference is reflected in current earnings. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of a security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

The Company estimates the fair value of its purchased beneficial interests using available market information and other appropriate valuation methodologies. The Company believes the estimates it uses reflect the market values the Company may be able to receive should it choose to sell them. Estimates involve matters of uncertainty and judgment in interpreting relevant market data, and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its credit portfolio as appropriate in order to determine market values.

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

Interest income on mortgage loans is accrued and credited to income based on the carrying amount and contractual terms or estimated life of the assets using the effective yield method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received. A mortgage loan is evaluated for nonaccrual status after the loan has become contractually past due 90 days with respect to principal or interest.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance and Provision for Loan Losses

To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2005, the Company had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired.

Securitizations

The Company creates securitization entities as a means of securing long-term collateralized financing for its residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding the Company’s balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and the Company has determined that it is the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into the Company’s consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to the Company, its creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Borrowings

The Company finances the acquisition of its mortgage-backed securities primarily through the use of repurchase agreements and finances the acquisition of its loans held-for-investment through warehouse lending facilities and the issuance of mortgage-backed notes. These repurchase agreements, warehouse lending facilities and mortgage-backed notes are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest expense for repurchase agreements, warehouse lending facilities and mortgage-backed notes are included in accrued interest expense on the consolidated balance sheet.

Investment in Subsidiary Trust and Junior Subordinated Notes

On March 15, 2005 and December 15, 2005, Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, or collectively the Trusts, respectively, were created for the sole purpose of issuing and selling preferred securities. The Trusts are special purpose entities. In accordance with FIN 46(R), the Trusts are not consolidated into the Company’s financial statements, because the Company’s investments in the Trusts are not considered to be variable interests. The Company’s investments in the Trusts are recorded in other assets on the consolidated balance sheet.

Junior subordinated notes issued to the Trusts are accounted for as liabilities on the consolidated balance sheet. Deferred debt issuance costs are recorded in other assets on the consolidated balance sheet. Interest expense on the notes and amortization of debt issuance costs is recorded in the income statement.

See Note 9 for further discussion on the preferred securities of the Trusts and junior subordinated notes.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Compensation

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company adopted this Statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors. Adoption of SFAS No. 123(R) did not affect the accounting for restricted common stock issued to the Manager and did not have a material impact on the Company’s financial condition or results of operations.

Derivative Financial Instruments

The Company may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts and interest rate cap contracts, as a means of mitigating the Company’s interest rate risk on forecasted interest expense. At inception, these contracts, (i.e., hedging instruments), are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedging instrument and hedged item attributable to the risk being hedged in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. All qualifying hedging instruments are carried on the consolidated balance sheet at fair value and any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations during the period in which it arises. Hedging instruments that do not qualify for hedge accounting under SFAS No. 133 are carried on the consolidated balance sheet at fair value and any change in the fair value of the hedging instrument is recognized in other income or expense. Effective December 31, 2005, the Company discontinued the use of hedge accounting. All future changes in value of hedging instruments that had previously been accounted for under hedge accounting will be recognized in other income or expense.

The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at fair value on the consolidated balance sheet and any change in fair value of the purchase commitment is recognized in other income or expense. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and included in the cost basis of the loans purchased.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. As such, the Company will routinely distribute substantially all of the REIT taxable net income generated from operations to its stockholders. As long as the Company retains its REIT status, it generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that it distributes its REIT taxable net income to its stockholders.

In connection with the Company’s expanded business model, certain new operations began in Philadelphia during 2005. As a result, the Company incurred tax liabilities for Pennsylvania Capital Stock and Franchise Tax, a property tax imposed on the capital stock of businesses in Pennsylvania that is paid regardless of whether a company has net income. The tax is calculated as an allocation of the Company’s capital, based on the percentage of Pennsylvania salaries to total salaries, at a rate of 0.599%. The current provision for Pennsylvania Capital Stock and Franchise Tax for the year ended December 31, 2005, was $58 thousand.

In addition, the Company created a taxable REIT subsidiary during 2005 that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 44%. For the year ended December 31, 2005, the current provision for corporate net income tax was

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$28 thousand. The Company recognized net deferred tax assets of $202 thousand primarily attributable to GAAP/tax temporary differences related to the timing of compensation payments. The taxable REIT subsidiary is also subject to the Pennsylvania Capital Stock and Franchise Tax described above as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. For the year ended December 31, 2005, the current provision for these taxes was $10 thousand.

Distributions declared per share were $0.77, $1.71 and $0.95 for the years ended December 31, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003, respectively. All distributions were classified as ordinary income to stockholders for income tax purposes.

Incentive Compensation

The Company has a management agreement for its spread business that provides for the payment of incentive compensation to the Manager if financial performance of the Company’s Spread business exceeds certain benchmarks. See Note 10 for further discussion on the specific terms of the computation and payment of the incentive compensation.

The cash portion of the incentive compensation is accrued and expensed during the period for which it is calculated and earned. The Company accounts for the restricted common stock portion of the incentive compensation in accordance with SFAS No. 123(R), and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive instruments, such as stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and derivative instruments, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities and loans held-for-investment and the hypothetical derivatives used to measure ineffectiveness of derivative instruments.

Recent Accounting Pronouncements

In November 2005, the FASB posted a Staff Position, or FSP, to address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP also nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP must be applied to reporting periods beginning after December 15, 2005. This FSP will not have a material impact on the Company’s financial condition or results of operations.

In December 2005, the FASB posted FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions and is intended to emphasize the requirements to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The Company currently holds loans with certain features that may increase credit risk, including loans with an initial interest rate that is below the market interest rate for the initial period of the loan term and that may increase significantly when that period ends and interest-only loans. The disclosure requirements in this FSP are summarized in two questions. The guidance to question 1 is effective for interim and annual periods ending after the date the FSP is posted to the FASB website, or December 19, 2005, and question 2 references only existing effective literature; therefore no effective date or transition guidance is required. This FSP did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is still evaluating the impact of this Statement on the Company’s financial condition and/or results of operations.

The Company understands that the FASB is considering placing an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company record such assets and the related financing gross on the consolidated balance sheet, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale.

However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on our balance sheet and should instead be treating our net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. The Company’s net equity would not be materially affected. At December 31, 2005, the Company has identified available-for-sale securities with a fair value of $19.9 million which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $19.9 million.

NOTE 3 —	MORTGAGE-BACKED SECURITIES

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2005, which are carried at fair value:

					Total
	Adjustable-	Hybrid	Balloon		Mortgage-
	Rate	Adjustable-Rate	Maturity	Other	Backed
	Securities	Securities	Securities	Securities	Securities
	(In thousands)

Amortized cost	$65,981	$3,978,669	$48,852	$270,421	$4,363,923
Unrealized gains	—	29	—	8,328	8,357
Unrealized losses	—	—	—	(12,677)	(12,677)

Fair value	$65,981	$3,978,698	$48,852	$266,072	$4,359,603

% of total	1.5%	91.3%	1.1%	6.1%	100.0%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s mortgage-backed securities at December 31, 2005, according to their estimated weighted-average life classifications:

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
	(In thousands)

Less than one year	$690,568	$690,539	4.51%
Greater than one year and less than five years	3,489,302	3,489,179	4.35
Greater than five years	179,733	184,205	6.15

Total	$4,359,603	$4,363,923	4.46%

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

The weighted-average lives of the mortgage-backed securities at December 31, 2005 and 2004 in the tables above are based on data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, the Company sold mortgage-backed securities totaling $136.3 million and realized gains of $60 thousand and losses of $129 thousand. There were no sales of mortgage-backed securities during the year ended December 31, 2004. During the period from April 26, 2003 through December 31, 2003, the Company sold mortgage-backed securities totaling $130.7 million and realized a loss of $2.3 million. The Company also sold short $200.0 million of “to be announced” securities. During the period from April 26, 2003 through December 31, 2003, the Company closed out this short position for a total realized loss of $5.7 million. During the period from April 26, 2003 through December 31, 2003, the Company also simultaneously sold and purchased mortgage-backed securities totaling $215.9 million and $215.7 million, respectively, that resulted in a realized gain on sale of $0.2 million.

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

Agency-backed mortgage-backed securities	$—	$—	$—	$—	$—	$—
Non-agency-backed mortgage-backed securities	172,646	(12,677)	—	—	172,646	(12,677)

Total temporarily impaired mortgage-backed securities	$172,646	$(12,677)	$—	$—	$172,646	$(12,677)

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

At December 31, 2005, the Company held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in the Spread portfolio and $266.1 million in the Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million. At December 31, 2004, the Company held $4.8 billion of mortgage-backed securities at fair value in the Spread portfolio, net of unrealized gains of $772 thousand and unrealized losses of $70.1 million.

During the year ended December 31, 2005, the Company recognized total impairment losses on mortgage-backed securities of $112.0 million. Included in this amount were impairment losses of $110.3 million recorded in the Spread portfolio due to the Company’s decision to reposition the Spread portfolio and accelerate diversification into higher yielding Residential Mortgage Credit investment strategies. This asset repositioning marked a change in the Company’s intent to hold the mortgage-backed securities in the Spread portfolio that were at unrealized loss

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions for a period of time sufficient to allow for recovery in fair value. The Company determined that the unrealized losses in the Spread portfolio at December 31, 2005, were other-than-temporary impairments as defined in SFAS No. 115, and therefore the Company recognized impairment losses in the 2005 consolidated statement of operations.

All of the mortgage-backed securities in the Company’s Residential Mortgage Credit portfolio are accounted for in accordance with EITF 99-20. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions as compared to prior period projections. If the discounted projected cash flows has decreased and is due to a change in the credit, prepayment and other assumptions then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, an impairment of a mortgage-backed security may not be recognized in the consolidated statement of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial. During the year ended December 31, 2005, the Company recorded losses due to other-than-temporary impairments of $1.7 million in the Residential Mortgage Credit portfolio. During the year ended December 31, 2004, the Company did not hold any mortgage-backed securities that were accounted for in accordance with EITF 99-20.

At December 31, 2005, the Company had unrealized losses of $12.7 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At December 31, 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities in the Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at December 31, 2005 are other-than-temporarily impaired.

NOTE 4 —	LOANS HELD-FOR-INVESTMENT

The following table summarizes the Company’s loans classified as held-for-investment at December 31, 2005, which are carried at amortized cost:

		Unamortized	Amortized
	Principal	Premium	Cost
	(In thousands)

Residential mortgage loans	$506,498	$679	$507,177

At December 31, 2005, the Company had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired. No residential mortgage loans were past due 90 days or more at December 31, 2005.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, loans held-for-investment consisted of the following ranges of carrying amounts (dollars in thousands):

										Principal
										Amount of
										Loans
										Delinquent
				Number					Carrying	as to
				of				Maturity	Amount of	Principal
Description	Loan Balance			Loans	Interest Rate			Date	Mortgages	and Interest

3-Year Hybrid	$0	-	$250	52	5.00%	-	7.13%	2035	$8,820	—
	251	-	500	42	4.75	-	6.88	2035	15,169	—
	501	-	750	11	5.20	-	6.25	2035	6,001	—
	751	-	1,000	3	5.75	-	5.88	2035	2,900	—

				108					32,890	—

5-Year Hybrid	$0	-	$250	212	5.00%	-	7.00%	2035	$32,236	—
	251	-	500	517	4.50	-	7.00	2035	208,017	—
	501	-	750	1	4.00	-	4.00	2034	539	—
	501	-	750	236	4.25	-	7.00	2035	139,170	—
	751	-	1,000	63	4.50	-	6.88	2035	56,313	—
	over		1,000	26	5.00	-	6.88	2035	37,333	—

				1,055					473,608	—

Unamortized Premium				—					679	—

				1,163					$507,177	—

The following is a reconciliation of the carrying amounts of loans held-for-investment at the year ended December 31, 2005:

Carrying
Amount
of Mortgages
(In thousands)

Balance at December 31, 2004	$—
Additions during the period:
Loan purchases, net	531,086
Deductions during the period:
Collections of principal	23,854
Amortization of premium	55

23,909

Balance at December 31, 2005	$507,177

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic distribution of the Company’s loans held-for-investment at December 31, 2005 was as follows:

	Number of		%
State or Territory	Loans	Carrying Amounts	of Portfolio
		(In thousands)

CA	385	$196,988	38.8%
FL	135	43,035	8.5
VA	122	55,996	11.0
AZ	64	31,245	6.2
MD	57	27,296	5.4
NJ	49	17,491	3.5
MN	31	9,595	1.9
NV	30	14,530	2.9
GA	28	10,848	2.1
PA	27	7,109	1.4
CO	25	10,583	2.1
Other states fewer than 25 loans each	210	81,782	16.1
Unamortized Premium		679	0.1

Total	1,163	$507,177	100.0%

NOTE 5 —	REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with third party financial institutions to finance most of its mortgage-backed securities and the retained tranches from the Company’s securitization activities. The repurchase agreements are short-term borrowings that bear interest at rates that have historically priced in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At December 31, 2005 and 2004, the Company had repurchase agreements with an outstanding balance of $3.9 billion and $4.4 billion, respectively, and with weighted-average borrowing rates of 4.25% and 2.38%, respectively.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the repurchase agreements associated with mortgage-backed securities had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	1 Day or	2 and 30	31 and 90	91 and 237
	Less	Days	Days	Days	Total
	(In thousands)

Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$1,416,872	$641,530	$672,816	$2,731,218
Fair market value of securities sold, including accrued interest	—	1,416,879	641,535	672,830	2,731,244
Repurchase agreement liabilities associated with these securities	—	1,339,152	604,904	633,659	2,577,715
Weighted-average interest rate of repurchase agreement liabilities	0.00%	4.26%	4.47%	3.73%	4.18%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$—	$610,822	$345,516	$474,392	$1,430,730
Fair market value of securities sold, including accrued interest	—	607,452	344,764	473,610	1,425,826
Repurchase agreement liabilities associated with these securities	—	563,577	324,119	448,609	1,336,305
Weighted-average interest rate of repurchase agreement liabilities	0.00%	4.34%	4.47%	4.36%	4.38%
Total:
Amortized cost of securities sold, including accrued interest	$—	$2,027,694	$987,046	$1,147,208	$4,161,948
Fair market value of securities sold, including accrued interest	—	2,024,331	986,299	1,146,440	4,157,070
Repurchase agreement liabilities associated with these securities	—	1,902,729	929,023	1,082,268	3,914,020
Weighted-average interest rate of repurchase agreement liabilities	0.00%	4.28%	4.47%	3.99%	4.25%

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2004, the repurchase agreements associated with mortgage-backed securities had remaining maturities as summarized below:

	Overnight	Between	Between	Between
	(1 Day or	2 and 30	31 and 90	91 and 602
	Less)	Days	Days	Days	Total
	(In thousands)

Agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$20,203	$153,656	$1,017,753	$1,702,727	$2,894,339
Fair market value of securities sold, including accrued interest	20,010	152,100	1,005,208	1,677,425	2,854,743
Repurchase agreement liabilities associated with these securities	19,058	144,512	956,307	1,596,914	2,716,791
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.41%	2.35%	2.37%
Non-agency-backed mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$17,795	$53,278	$998,982	$763,429	$1,833,484
Fair market value of securities sold, including accrued interest	17,555	52,706	982,301	752,376	1,804,938
Repurchase agreement liabilities associated with these securities	16,719	50,132	936,901	715,913	1,719,665
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.27%	2.44%	2.35%	2.35%
Total:
Amortized cost of securities sold, including accrued interest	$37,998	$206,934	$2,016,735	$2,466,156	$4,727,823
Fair market value of securities sold, including accrued interest	37,565	204,806	1,987,509	2,429,801	4,659,681
Repurchase agreement liabilities associated with these securities	35,777	194,644	1,893,208	2,312,827	4,436,456
Weighted-average interest rate of repurchase agreement liabilities	2.36%	2.28%	2.43%	2.35%	2.38%

At December 31, 2005 and 2004, mortgage-backed securities pledged as collateral for repurchase agreements associated with mortgage-backed securities had estimated fair values of $4.1 billion and $4.6 billion, respectively.

The Company may elect to finance the retained tranches from securitization activities with repurchase agreements. The repurchase agreements associated with the retained tranches from mortgage-backed notes issued had an outstanding balance of $14.5 million and a weighted-average borrowing rate of 4.47%, and mature in less than 30 days. The fair market value of the mortgage loans that collateralize these repurchase agreements was $16.7 million at December 31, 2005.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(In Days)
	(In thousands)

Banc of America Securities LLC	$6,992	153
Barclays Capital	3,656	27
Bear Stearns & Co.	63,412	46
Citigroup	8,367	172
Countrywide Securities Corporation	9,618	129
Credit Suisse First Boston	3,293	17
Deutsche Bank Securities Inc.	28,326	63
Goldman Sachs & Co.	17,421	28
Greenwich Capital Markets Inc.	7,618	15
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	24,018	78
Morgan Stanley & Co. Inc.	5,922	21
Nomura Security International, Inc.	16,682	86
UBS Securities LLC	22,331	170
Wachovia Securities, LLC	3,950	19
Washington Mutual	3,478	27

Total	$225,084	76

(1)	Equal to the sum of fair value of securities sold plus accrued interest income and the fair market value of loans pledged as collateral minus the sum of repurchase agreement liabilities plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2004, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities:

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(In Days)
	(In thousands)

Banc of America Securities LLC	$11,970	61
Bear Stearns & Co.	60,106	100
Countrywide Securities Corporation	4,534	115
Deutsche Bank Securities Inc.	42,589	142
Goldman Sachs & Co.	23,489	51
Lehman Brothers Inc.	4,244	151
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	8,509	125
Morgan Stanley & Co. Inc.	2,039	124
Nomura Securities International, Inc.	9,355	114
Salomon Smith Barney	12,151	69
UBS Securities LLC	23,413	314
Wachovia Securities, LLC	3,493	154

Total	$205,892	133

(1)	Equal to the sum of fair value of securities sold plus accrued interest income minus the sum of repurchase agreement liabilities plus accrued interest expense.

NOTE 6 —	MORTGAGE-BACKED NOTES AND OTHER BORROWINGS

During the fourth quarter of 2005, the Company issued approximately $520.6 million of mortgage-backed notes. The Company retained $20.3 million of the resulting securities for its securitized residential loan portfolio and placed $500.3 million with third party investors. Of the securities retained, 66.7% were rated BBB and above and 33.3% were rated below BBB. All of the mortgage-backed notes issued were priced with interest indexed at one-month LIBOR. The securitization was accounted for as a financing as defined by SFAS No. 140 and as a financing for tax purposes.

Each series of mortgage-backed notes issued by the Company consists of various classes of securities which bear interest at varying spreads to the underlying interest rate index. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.

At December 31, 2005, the Company had mortgage-backed notes with an outstanding balance of $486.3 million dollars and with a weighted-average borrowing rate of 4.66% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR. Unpaid interest on the mortgage-backed notes was $328 thousand at December 31, 2005. The stated maturities of the mortgage-backed notes at December 31, 2005 were 2035. At December 31, 2005, residential mortgage loans with an estimated fair value of $486.3 million are pledged as collateral for mortgage-backed notes issued.

During 2005, the Company entered into warehouse lending facilities to finance its residential mortgage loan acquisitions prior to securitization. These warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a maximum of 120 days. At December 31, 2005, the borrowing capacity under the warehouse lending facilities was $1.0 billion. No amounts were outstanding under the warehouse lending facilities at December 31, 2005. No warehouse lending facilities were in effect in 2004.

The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. At December 31, 2005, the Company had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%. No borrowings were outstanding under the margin lending facility at December 31, 2004.

NOTE 7 —	CAPITAL STOCK AND EARNINGS PER SHARE

At December 31, 2005 and 2004, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2005 and 2004, 40,587,245 and 37,113,011 shares of common stock, respectively, were outstanding and no shares of preferred shock were outstanding.

In June 2004, the Company reserved 10,000,000 shares of common stock for issuance in connection with the payment of incentive compensation under the Company’s Management Agreement dated as of June 11, 2003, with the Manager. On March 26, 2005, effective as of March 1, 2005, the Company and the Manager entered into an Amended and Restated Management Agreement, or Amended Agreement. Under the Amended Agreement, none of the incentive compensation payable to the Manager in the future will be payable in the Company’s common stock. On August 3, 2005, the Company unreserved the remaining balance of 9,641,649 unissued shares that had been reserved for the payment of incentive compensation. These shares are now deemed authorized but unissued and unreserved shares of common stock of the Company. At December 31, 2004, 9,726,111 shares were reserved for issuance in connection with the payment of incentive compensation under the Management Agreement.

On January 3, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC. This registration statement was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At December 31, 2005, total proceeds of up to $468.9 million remain available to the Company to offer and sell under this shelf registration statement.

On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which the Company may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During 2005, the Company issued approximately 2.8 million shares of common stock pursuant to this Agreement and the Company received proceeds, net of commissions and other offering costs, of approximately $30.0 million.

On June 3, 2005, the Company filed a registration statement on Form S-3 with the SEC to register the Company’s Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of common stock of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in shares of common stock of the Company. During the year ended December 31, 2005, the Company issued approximately 1.1 million shares of common stock through direct stock purchases for net proceeds of $8.9 million.

On November 7, 2005, the Company announced that the Board of Directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 million shares of its common stock at prevailing

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices through open market transactions subject to provisions of SEC Rule 10b-18 and in privately negotiated transactions. Through December 31, 2005, the Company had repurchased 675,050 shares at a weighted-average price of $7.38 and was authorized to acquire up to 1,324,950 more common shares.

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

For the year ended December 31, 2005, the Company’s basic and diluted net loss was $83.0 million, or $2.13 per share, based upon 39,007,953 weighted-average shares outstanding. There was no dilutive effect for assumed conversion of common stock options and vesting of unvested restricted common stock for the year ended December 31, 2005. The following table presents a reconciliation of basic and diluted net income per share for the year ended December 31, 2004 and for the period from April 26, 2003 through December 31, 2003:

	For the Year Ended
	December 31, 2004		For the Period from April 26, 2003 through December 31, 2003
	Basic	Diluted	Basic	Diluted
	(In thousands)

Net income	$57,112	$57,112	$2,761	$2,761
Weighted-average number of common shares outstanding	33,895,967	33,895,967	10,139,280	10,139,280
Additional shares due to:
Assumed conversion of dilutive common stock options and vesting of unvested restricted common stock	—	51,447	—	531

Adjusted weighted-average number of common shares outstanding	33,895,967	33,947,414	10,139,280	10,139,811

Net income per share	$1.68	$1.68	$0.27	$0.27

NOTE 8 —	2003 STOCK INCENTIVE PLANS

The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock is authorized to be awarded at the discretion of the Compensation Committee of the Board of Directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the Compensation Committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the Compensation Committee. The Company uses historical data to estimate stock option exercise and employee termination in its calculations of stock-based employee compensation expense and expected terms.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the common stock available for grant at December 31, 2005:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total

Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	262,666	—	262,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,587,334	150,000	1,737,334

At December 31, 2005, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the year ended December 31, 2005:

2005
Weighted-
	Number	Average
	of	Exercise
	Options	Price

Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

The following table summarizes certain information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
	Number	Remaining	Average	Number	Remaining	Average
	of	Life	Exercise	of	Life	Exercise
Range of Exercise Prices	Options	(In Years)	Price	Options	(In Years)	Price

$13.00-$14.00	5,000	7.8	$13.00	3,334	7.8	$13.00
$14.01-$15.00	50,000	7.6	15.00	33,333	7.6	15.00

$13.00-$15.00	55,000		$14.82	36,667		$14.82

The aggregate intrinsic value of outstanding stock options and exercisable stock options at December 31, 2005 was zero.

The following table illustrates the changes in nonvested stock options during the year ended December 31, 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested, beginning of the period	36,666	$0.22
Granted	—	—
Vested	(18,333)	0.22
Forfeited	—	—

Nonvested, end of the period	18,333	$0.22

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No stock options were granted during the years ended December 31, 2005 and 2004. The weighted-average grant-date fair value of stock options granted during the period from April 26, 2003 through December 31, 2003 was $11 thousand. The fair value of the options granted during the period from April  26, 2003 through December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free rate of 4.3%; dividend yield of 13.2%; expected life of 10 years; and volatility of 21.0%.

No stock options were exercised during the years ended December 31, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003.

Total stock-based employee compensation expense related to stock option awards for the years ended December 31, 2005 and 2004 and the period from April  26, 2003 through December 31, 2003 was $2 thousand, $5 thousand and $3 thousand, respectively. At December 31, 2005, stock-based employee compensation expense of $1 thousand related to nonvested stock options is expected to be recognized over a weighted-average period of 0.6 years.

The following table illustrates the changes in common stock awards during the year ended December 31, 2005:

	Number of	Weighted-
	Common	Average Issue
	Shares	Price

Outstanding, beginning of period	25,122	$12.06
Issued	177,707	10.31
Repurchased	—	—

Outstanding, end of period	202,829	$10.53

The fair value of common stock awards is determined on the grant date using the closing stock price.

The following table illustrates the changes in nonvested common stock awards during the year ended December 31, 2005:

		Weighted-
	Number of	Average
	Common	Grant-Date
	Shares	Fair Value

Nonvested, beginning of the period	25,122	$12.06
Granted	177,707	10.31
Vested	(8,378)	12.06
Repurchased	—	—

Nonvested, end of the period	194,453	$10.46

The fair value of common stock awards granted during the years ended December 31, 2005 and 2004 was $1.8 million and $303 thousand, respectively. No common stock awards vested during the year ended December 31, 2004.

Total stock-based employee compensation expense related to common stock awards for the years ended December 31, 2005 and 2004 was $376 thousand and $78 thousand, respectively. At December 31, 2005, stock-based employee compensation expense of $1.7 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.7 years.

No restricted common stock transactions occurred during the period from June 4, 2003, the effective date of the 2003 Stock Incentive Plan and the 2003 Outside Advisors Stock Incentive Plan, through December 31, 2003.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	PREFERRED SECURITIES OF SUBSIDIARY TRUST AND JUNIOR SUBORDINATED NOTES

On March 15, 2005, DST I issued 50,000 Floating Rate Preferred Securities, or Preferred Securities, for gross proceeds of $50.0 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the Common Securities of DST I were invested by DST I in $51.6 million aggregate principal amount of Junior Subordinated Notes issued by the Company. The Junior Subordinated Notes are the sole assets of DST I, are due March 31, 2035 and bear interest at the fixed rate of 8.16% per annum commencing on March 15, 2005 through March 30, 2010. Thereafter, the Junior Subordinated Notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. Interest is payable quarterly.

The Junior Subordinated Notes are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax or investment company events, the Company may redeem the Junior Subordinated Notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest.

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

On December 15, 2005, DST II issued 40,000 Floating Rate Preferred Securities, or Preferred Securities, for gross proceeds of $40.0 million. The combined proceeds from the issuance of the Preferred Securities and the issuance to the Company of the Common Securities of DST II were invested by DST II in $41.2 million aggregate principal amount of Junior Subordinated Notes issued by the Company. The Junior Subordinated Notes are the sole assets of DST II and are due December  15, 2035, and the notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. Interest is payable quarterly.

The Junior Subordinated Notes are redeemable on any interest payment date at the option of the Company in whole, but not in part at the redemption rate of 100% plus accrued and unpaid interest. Prior to December 31, 2010, upon the occurrence of a special event relating to certain federal income tax or investment company events, the Company may redeem the Junior Subordinated Notes in whole, but not in part, at the redemption rate of 100% plus accrued and unpaid interest.

The holders of the Preferred Securities and the Common Securities, or Trust Securities, are entitled to receive distributions at a variable rate equal to three-month LIBOR plus 3.75% per annum of the stated liquidation amount of $1,000 per security through maturity. Distributions are payable quarterly. The Trust Securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity of the Junior Subordinated Notes.

Unamortized deferred issuance costs associated with the Junior Subordinated Notes amounted to $2.8 million at December 31, 2005, and are being amortized using the effective yield method over the term of the Junior Subordinated Notes.

NOTE 10 —	THE MANAGEMENT AGREEMENT

The Company entered into the Amended Agreement, dated as of March 1, 2005, with the Manager. The Amended Agreement provides, among other things, that the Company will pay to the Manager, in exchange for

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment management and certain administrative services with respect to the Company’s Spread portfolio, certain fees and reimbursements, summarized as follows:

•	base management compensation equal to a percentage of the Company’s applicable average net worth, as defined in the Amended Agreement, payable quarterly in arrears, calculated at the following rates per annum: (1) 0.90% of the first $750 million; plus (2) 0.70% of the next $750 million; plus (3) 0.50% of the amount in excess of $1.5 billion;

•	incentive management compensation equal to a percentage of applicable average net worth, as defined in the Amended Agreement, payable annually, calculated at the following rates per annum: (1) 0.35% for the first $750 million of applicable average net worth; (2) 0.20% for the next $750 million of applicable average net worth; and (3) 0.15% for the applicable average net worth in excess of $1.5 billion if the return on assets, as defined in the Amended Agreement, for any such fiscal year exceeds the threshold return, defined as the average of the weekly values for any period of the sum of (i) the 10-year U.S. Treasury rate for such period and (ii) two percent (2%); and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

Under the Amended Agreement, the base management compensation and incentive management compensation are paid to the Manager by the Company in cash. Base management and incentive compensation are only earned by the Manager for assets which are managed by the Manager.

The Company is entitled to terminate the Amended Agreement under certain circumstances as defined by the Amended Agreement.

The base management compensation for the years ended December 31, 2005 and 2004, and for the period from April 26, 2003 through December 31, 2003, was $4.2 million, $4.1 million and $901 thousand, respectively.

Incentive compensation expense for the years ended December 31, 2005 and 2004 was $1.3 million and $4.9 million, respectively. Under the Amended Agreement, the Manager did not earn any incentive compensation during the year ended December 31, 2005. The incentive compensation expense of $1.3 million for the year ended December 31, 2005 related to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the year.

Prior to the Amended Agreement, the Company had entered into a Management Agreement, dated as of June 11, 2003, or Prior Agreement. Under the Prior Agreement, the Company was required to pay the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements. Under the Prior Agreement, incentive compensation was earned by the Manager when REIT taxable net income (before deducting incentive compensation, net operating losses and certain other items) relative to the net invested assets for the period, defined in the Prior Agreement, exceeded the “threshold return” taxable income that would produce an annualized return on equity equal to the sum of the 10-year U.S. Treasury rate plus 2% for the same period.

For the year ended December 31, 2004, total incentive compensation earned by the Manager was $6.7 million, one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation or $509 thousand. For the period from April 26, 2003 through December 31, 2003, total incentive compensation earned by the Manager was $1.2 million, of which $613 thousand was waived by the Manager. The remaining incentive compensation of $606 thousand was one-half payable in cash and one-half payable in the form of the Company’s restricted common stock. The cash portion of the incentive compensation of $303 thousand for the quarter ended December 31, 2003 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation or $46 thousand. Other assets at December 31, 2004 included $692 thousand of deferred compensation that was reclassified to stockholders’ equity in 2005, after the restricted common stock was issued and will be expensed over the three-year vesting period of the restricted common stock. Other assets at December 31, 2003 included

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$257 thousand of deferred compensation that was reclassified to stockholders’ equity in 2004, after the restricted common stock was issued and will be expensed over the three-year vesting period of the restricted common stock.

The remaining incentive compensation expense of $1.1 million for the year ended December 31, 2004 related primarily to incentive compensation earned by the Company’s chief financial officer and restricted common stock awards granted for incentive compensation earned in prior periods that vested during the year. The remaining incentive compensation expense of $18 thousand for the period April 26, 2003 through December 31, 2003 related primarily to incentive compensation earned by the Company’s chief financial officer.

NOTE 11 —	RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company was indebted to the Manager for base management compensation of $939 thousand and $1.1 million, respectively. The Company was not indebted to the Manager for incentive compensation at December 31, 2005, but was indebted to the Manager for incentive compensation at December 31, 2004 for $1.6 million. The Company was not indebted to the Manager for reimbursement of expenses at December 31, 2005, but was indebted to the Manager for reimbursement of expenses of $3 thousand at December 31, 2004. At December 31, 2005 and 2004, the Company was indebted to the Manager for compensation of officer and employee incentive compensation, employee benefits, bonuses and expense reimbursement of $343 thousand and $177 thousand, respectively. These amounts are included in management compensation payable, incentive compensation payable and other related party liabilities.

Prior to March 1, 2005, the date of the Amended Agreement, the Manager’s financial relationship with the Company was governed by the Prior Agreement. Under both of the management agreements, the Manager is responsible for all expenses of the personnel employed by the Manager, all facilities and overhead expenses of the Manager required for the day-to-day operations of the Company, and the expenses of a sub-manager, if any. The Company is obligated to reimburse the Manager for its pro-rata portion of facilities and overhead expenses to the extent that the Company’s employees (who are not also employed by the Manager) use such facilities or incur such expenses pursuant to a cost-sharing agreement entered into between the Company and the Manager. At December 31, 2005 and 2004, no expenses were payable to the Manager pursuant to the cost-sharing agreement. During the years ended December 31, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003, the Company paid the Manager $21 thousand, $24 thousand and $6 thousand, respectively, pursuant to the cost-sharing agreement. The Company is obligated to pay all other expenses on behalf of the Company, and reimburses the Manager for all direct expenses incurred on the Company’s behalf that are not the Manager’s specific responsibility as defined in the Company’s agreements.

NOTE 12 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and derivative contracts is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, mortgage-backed notes and accrued interest expense approximates cost at December 31, 2005 and 2004 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.8 million at December 31, 2005. In addition, the carrying value and fair value of the Company’s loans held-for-investment was $507.2 million and $507.7 million at December 31, 2005, respectively. No outstanding balances of junior subordinated notes or loans held-for-investment were outstanding at December 31, 2004.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the components of accumulated other comprehensive income (loss) at December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
	(In thousands)

Unrealized holding losses on mortgage-backed securities available-for-sale	$(116,397)	$(69,297)
Reclassification adjustment for net losses on mortgage-backed securities available-for-sale included in net income	112,077	—

Net unrealized losses on mortgage-backed securities available-for-sale	(4,320)	(69,297)
Net deferred realized and unrealized gains on cash flow hedges	11,396	7,929

Accumulated other comprehensive income (loss)	$7,076	$(61,368)

NOTE 14 —	CREDIT RISK AND INTEREST RATE RISK

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below BBB. The Company is subject to interest rate risk in connection with its investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities, its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative instruments.

At December 31, 2005, 91.3% of the Company’s mortgage assets were hybrid adjustable-rate mortgage-backed securities, 1.5% of the Company’s securities were adjustable-rate mortgage-backed securities and there were no fixed-rate mortgage-backed securities. At December 31, 2004, 96.3% of the Company’s mortgage assets were hybrid adjustable-rate mortgage-backed securities, 2.6% of the Company’s securities were adjustable-rate mortgage-backed securities and there were no fixed-rate mortgage-backed securities.

The Company’s strategy includes funding its investments in long-term, hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. The rising interest rates result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

Among other strategies, the Company may use Eurodollar futures contracts and interest rate swaps to manage interest rate risk and prepayment risk. The effectiveness of any derivative instruments will depend significantly upon whether the Company correctly quantifies the interest rate or prepayment risks being hedged, execution of and ongoing monitoring of the Company’s hedging activities, and the treatment of such hedging activities for accounting purposes. In the case of the Eurodollar futures contracts the Company had outstanding at December 31, 2005 and 2004, and any future efforts to hedge the effects of interest rate changes on liability costs, if management enters into hedging instruments that have higher interest rates imbedded in them as a result of the forward yield curve, and at the end of the term of these hedging instruments the spot market interest rates for the liabilities that are hedged are actually lower, then the Company will have locked in higher interest rates for its liabilities than would be available in the spot market at the time. Such hedging could result in a narrowing of the Company’s net interest margin or result in losses.

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative.

The Company intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would the Company’s earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations. To mitigate interest rate mismatches, the Company may utilize hedging strategies discussed above and in Note 15.

NOTE 15 —	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage its interest rate risk exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. Interest rate risk may also arise from the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts and interest rate cap contracts to manage these interest rate risks.

The following table is a summary of derivative instruments held at December 31, 2005:

Estimated
Fair Value
(In thousands)

Eurodollar futures contracts sold short	$4,895
Interest rate swap contracts	4,220
Swaption contracts	1,531
Interest rate cap contracts	74

The following table is a summary of derivative instruments held at December 31, 2004:

Estimated
Fair Value
(In thousands)

Eurodollar futures contracts sold short	$(1,073)
Interest rate swap contracts	7,900

Cash Flow Hedging Strategies

Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, or hedged item.

Hedging Strategies for Short-Term Debt

The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements for a specified future time period. The hedged risk is the variability in those payments attributable to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal amount of repurchase

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of Eurodollar futures contracts and interest rate swap contracts. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. Such forecasted rollovers would also include other types of borrowing arrangements that may replace the repurchase funding during the identified hedge time periods. At December 31, 2005 and 2004, the maximum length of time over which the Company is hedging its exposure was 6.3 years and 15 months, respectively.

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

The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, the Company uses regression methodology to assess the effectiveness of these hedging strategies. Specifically, at the inception of each new hedge and on an ongoing basis, the Company assesses effectiveness using “ordinary least squares” regression to evaluate the correlation between the rates consistent with the hedge instrument and the underlying hedged items. A hedge instrument is highly effective if the changes in the fair value of the derivative provide offset of at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The Eurodollar futures and interest rate swap contracts are carried on the consolidated balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises.

Hedging Strategies for Long-Term Debt

The hedged transaction is the forecasted interest expense on long-term fixed rate or floating rate debt expected to be issued through securitization activities. The hedged risk is the variability in those payments attributable to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with the forecasted principal balances of the long-term debt. Cash flow hedging strategies include the use of Eurodollar futures contracts and amortizing interest rate swap contracts to hedge the forecasted interest expense for a specified future time period, which is defined as estimated life of the long-term debt issued. At December 31, 2005 and 2004, the Company had not engaged in hedging activities under these hedge strategies.

Following the closing of a securitization in which floating rate debt securities are collateralized by fixed rate or hybrid adjustable-rate mortgage loans, the Company may use an amortizing interest rate swap or amortizing interest rate cap to immunize the Company against changes in interest expense attributable to changes in the benchmark rate relating to the floating rate debt. Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with the forecasted principal balances of the long-term debt. At December 31, 2005, the maximum length of time over which the Company is hedging its exposure was 4.7 years. At December 31, 2004, the Company had not engaged in hedging activities under these hedge strategies.

The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2005 and 2004, losses of $258 thousand and gains of $2.3 million, respectively, were recognized in interest expense due to hedge ineffectiveness. For the period from April 26, 2003 through December 31, 2003, no gain or loss was recognized in interest expense due to hedge ineffectiveness. During the years ended December 31, 2005 and 2004, interest expense was decreased by $1.4 million and $2.8 million, respectively, of amortization of net realized gains on Eurodollar futures contracts. During the year ended December 31, 2005, interest expense was decreased by $8.1 million of net interest income received from swap contract counterparties, and during the year ended December 31, 2004 interest expense was increased by $3.7 million of net interest payments to swap counterparties. Based upon the combined amounts of $2.5 million of net deferred realized gains and $4.7 million of net unrealized gains from Eurodollar futures contracts included in accumulated other comprehensive income and loss at December 31, 2005, the Company expects to recognize lower interest expense from 2006 through 2010. This amount could differ from amounts actually realized due to changes in the benchmark rate between December 31, 2005, and when the Eurodollar futures contracts sold short at December 31, 2005 are covered. Based upon the combined amounts of $1.4 million of net deferred realized gains and $1.2 million of net unrealized losses from Eurodollar futures contracts included in accumulated other comprehensive loss at December 31, 2004, the Company expected to recognize lower interest expense during 2005. This amount differed from amounts actually realized due to changes in the benchmark rate between December 31, 2004, and when the Eurodollar futures contracts sold short at December 31, 2004, were covered, as well as the addition of other hedges subsequent to December 31, 2004.

Effective December 31, 2005, the Company discontinued the use of hedge accounting. All future changes in value of hedging instruments that had been previously been accounted for under hedge accounting will be recognized in other income or expense.

Free Standing Derivatives

The Company had swaption contracts and interest rate cap contracts outstanding at December 31, 2005 that were not designated as hedges under SFAS No. 133. The contracts are carried on the consolidated balance sheet at fair value. Losses of $370 thousand were recognized in other expense due to the change in fair value of these contracts during the year ended December 31, 2005. At December 31, 2004, the Company had not entered into any free standing derivatives.

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The following is a presentation of the results of operations for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005:

	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except share and per share amounts)

Interest income	$42,515	$42,463	$46,346	$50,097
Interest expense	20,539	32,098	38,241	46,623

Net interest income	21,976	10,365	8,105	3,474
Other income (expenses)	—	(899)	519	(112,505)
Expenses	3,007	3,292	3,395	4,332

Net income (loss)	$18,969	$6,174	$5,229	$(113,363)

Net income (loss) per share — basic	$0.51	$0.16	$0.13	$(2.79)

Net income (loss) per share — diluted	$0.51	$0.16	$0.13	$(2.79)

Weighted-average shares outstanding — basic	37,207,135	38,176,274	40,021,698	40,578,516

Weighted-average shares outstanding — diluted	37,376,107	38,351,238	40,226,523	40,578,516

The following is a presentation of the results of operations for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004:

	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands, except share and per share amounts)

Interest income	$20,204	$27,218	$34,261	$42,071
Interest expense	6,827	9,190	16,632	22,467

Net interest income	13,377	18,028	17,629	19,604
Other income	—	—	—	1,070
Expenses	2,577	3,074	3,135	3,810

Net income	$10,800	$14,954	$14,494	$16,864

Net income per share — basic	$0.43	$0.41	$0.39	$0.46

Net income per share — diluted	$0.43	$0.41	$0.39	$0.46

Weighted-average shares outstanding — basic	25,077,736	36,814,000	36,814,000	36,814,000

Weighted-average shares outstanding — diluted	25,085,784	36,843,531	36,867,233	36,928,978

LUMINENT MORTGAGE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS

In January 2006, the Company established a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc.

In January and February 2006, securitization entities sponsored by the Company issued $576.1 million and $801.5 million of mortgage-backed securities through Luminent Mortgage Trust 2006-1 and Luminent Mortgage Trust 2006-2. Collateral for these securitizations are residential mortgage loans and these securitizations have been accounted for as financings under SFAS No. 140.

In February 2006, the Company announced an additional stock repurchase program to repurchase up to 3,000,000 shares of common stock from time to time at the discretion of management in either open market transactions pursuant to SEC Rules 10b-18 or privately negotiated sales until the Company has repurchased all 3,000,000 shares or the program is terminated by the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding Disclosure Controls and Procedures

At December 31, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Deloitte & Touche LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

See Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. and (a)2. Documents filed as part of this report:

1. and 2.

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Date: March 9, 2006

By:	/s/ CHRISTOPHER J. ZYDA
Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 9, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL P. SENECA Gail P. Seneca	Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)	March 9, 2006

/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ S. TREZEVANT MOORE, JR. S. Trezevant Moore, Jr.	President and Chief Operating Officer, Director	March 9, 2006

/s/ BRUCE A. MILLER Bruce A. Miller	Director	March 9, 2006

/s/ LEONARD A. AUERBACH Leonard A. Auerbach	Director	March 9, 2006

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 9, 2006

/s/ JOHN MCMAHAN John McMahan	Director	March 9, 2006

/s/ DONALD H. PUTNAM Donald H. Putnam	Director	March 9, 2006

/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 9, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for fiscal year 2005, (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Second Articles of Amendment and Restatement (4)
3.2		Third Amended and Restated Bylaws (9)
4.1		Form of Common Stock Certificate (1)
4.2		Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003, private offering)(1)
10.1		Amended and Restated Management Agreement, dated as of March 1, 2005, by and between the Registrant and Seneca Capital Management LLC (“Seneca”) (7)
10.2		Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)
10	.3†	2003 Stock Incentive Plan, as amended (10)
10	.4†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)
10	.5†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)
10	.6†	2003 Outside Advisors Stock Incentive Plan, as amended (10)
10	.7†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)
10	.8†	Form of Indemnity Agreement (1)
10	.9†*	Employment Agreement dated as of December 20, 2005, by and between the Registrant and Christopher J. Zyda
10	.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)
10	.11†	Form of Restricted Stock Award Agreement for Seneca (3)
10.12		Controlled Equity Offering Sales Agreement dated February 7, 2005, between the Registrant and Cantor Fitzgerald & Co. (6)
10	.13†*	Employment Agreement dated December 20, 2005, between the Registrant and S. Trezevant Moore, Jr.
10	.14†*	Employment Agreement dated December 20, 2005, between the Registrant and Gail P. Seneca
10.15		Direct Stock Purchase and Dividend Reinvestment Plan dated June 29, 2005 (11)
14.1		Code of Business Conduct and Ethics (1)
14.2		Corporate Governance Guidelines (5)
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Charter of the Audit Committee of the Board of Directors (1)
99.2		Charter of the Compensation Committee of the Board of Directors (1)
99.3		Charter of the Governance and Nominating Committee of the Registrant’s Board of Directors (1)

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 9, 2005.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-125479) which became effective under the Securities act of 1933, as amended, on June 28, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.