Form 10-Q
period 2006-03-31
LUMINENT MORTGAGE CAPITAL INC
filed 2006-05-10
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006
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
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in defined in Rule 12b-2 of the Exchange Act .
     (Check one) Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☐. No ☑ .
     The number of shares of common stock outstanding on April 28, 2006 was 39,183,545.

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
     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	the flattening of, or other changes in the yield curve, on our investment strategies;

•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the ability of our board of directors to change our operating policies and strategies without stockholder approval or notice to you;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the fact that our manager could be motivated to recommend riskier investments in an effort to maximize its incentive compensation under its management agreement with us;

•	potential conflicts of interest arising out of our relationship with our manager, on the one hand, and our manager’s relationships with other third parties, on the other hand;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;

•	volatility in the timing and amount of our cash distributions;

•	your inability to review the assets that we will acquire with the net proceeds of any securities we offer before you purchase our securities; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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
FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS
     Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2006	2005
Assets:
Cash and cash equivalents	$164,943	$11,466
Restricted cash	17	794
Mortgage-backed securities available-for-sale, at fair value	292,496	219,148
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	1,984,550	4,140,455
Loans held-for-investment	2,148,734	507,177
Interest receivable	17,201	21,543
Principal receivable	4,430	13,645
Derivatives, fair value	15,168	10,720
Other assets	11,860	8,523

Total assets	$4,639,399	$4,933,471

Liabilities:
Repurchase agreements	$1,957,468	$3,928,505
Mortgage-backed notes	1,743,872	486,302
Warehouse lending facilities	259,477	—
Unsettled security purchases	179,773	—
Junior subordinated notes	92,788	92,788
Margin debt	—	3,548
Derivatives, at fair value	491	—
Cash distributions payable	1,984	1,218
Accrued interest expense	6,349	21,123
Management compensation payable, incentive compensation payable and other related party liabilities	1,503	1,282
Accounts payable and accrued expenses	2,023	2,384

Total liabilities	4,245,728	4,537,150

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 39,813,045 and 40,587,245 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	40	41
Additional paid-in capital	504,132	511,941
Accumulated other comprehensive income (loss)	(3,559)	7,076
Accumulated distributions in excess of accumulated earnings	(106,942)	(122,737)

Total stockholders’ equity	393,671	396,321

Total liabilities and stockholders’ equity	$4,639,399	$4,933,471

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2006	2005
Net Interest Income:
Interest income:
Spread portfolio	$30,965	$42,314
Mortgage loan and securitization portfolio	22,611	—
Credit sensitive bond portfolio	8,016	201

Total interest income	61,592	42,515

Interest expense	46,072	20,539

Net interest income	15,520	21,976

Other Income (Expenses):
Other income	8,217	—
Impairment losses on mortgage-backed securities	(1,717)	—
Gains on sales of mortgage-backed securities	2,063	—

Total other income	8,563	—

Expenses:
Management compensation expense to related party	712	1,098
Incentive compensation expense to related parties	98	470
Salaries and benefits	2,423	208
Servicing expense	1,482	—
Professional services	622	562
Board of directors expense	113	119
Insurance expense	141	138
Custody expense	112	51
Other general and administrative expenses	601	361

Total expenses	6,304	3,007

Net income	$17,779	$18,969

Net income per share – basic	$0.45	$0.51

Net income per share – diluted	$0.45	$0.51

Weighted-average number of shares outstanding – basic	39,491,786	37,207,135

Weighted-average number of shares outstanding – diluted	39,718,552	37,376,107

Dividend per share	$0.05	$0.36

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2006	40,587	$41	$511,941	$7,076	$(122,737)		$396,321

Net income					17,779	$17,779	17,779

Mortgage-backed securities available-for-sale, fair value adjustment				(8,826)		(8,826)	(8,826)

Amortization of derivative gains				(1,809)		(1,809)	(1,809)

Comprehensive income						$7,144

Distributions to stockholders					(1,984)		(1,984)

Issuance and amortization of restricted common stock	300	—	1,198				1,198

Repurchase of common stock	(1,074)	(1)	(9,007)				(9,008)

Balance, March 31, 2006	39,813	$40	$504,132	$(3,559)	$(106,942)		$393,671

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$17,779	$18,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium/(discount) on loans held-for-investment and mortgage-backed securities available-for-sale	(1,733)	5,821
Impairment losses on mortgage-backed securities	1,717	—
Negative amortization of loans held-for-investment	(3,428)	—
Share-based compensation	1,199	1
Realized and unrealized gains on derivative instruments	(5,209)	(5,436)
Net gain on sales of mortgage-backed-securities available-for-sale	(2,063)	—
Changes in operating assets and liabilities:
Decrease in interest receivable, net of purchased interest	6,106	1,156
(Increase) in other assets	(245)	(2,146)
Increase/(decrease) in accounts payable and accrued expenses	(361)	488
Increase/(decrease) in accrued interest expense	(14,774)	10,826
Increase in management compensation payable, incentive compensation payable and other related-party payable	221	440

Net cash provided by (used in) operating activities	(791)	30,119

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(1,079,321)	(6,183)
Proceeds from sales of mortgage-backed securities available-for-sale	3,151,447	—
Principal payments of mortgage-backed securities available-for-sale	201,647	335,534
Purchases of loans held-for-investment, net	(1,671,093)	—
Purchases of derivative instruments	(77)	—
Principal payments of loans held-for-investment	21,744	—
Net change in restricted cash	777	—

Net cash provided by investing activities	625,124	329,351

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	9,875
Repurchases of common stock	(9,008)	—
Borrowings under repurchase agreements	12,975,841	3,429,257
Principal payments on repurchase agreements	(14,946,878)	(3,830,791)
Borrowings under warehouse lending facilities	1,634,658	—
Paydown of warehouse lending facilities	(1,375,181)	—
Distributions to stockholders	(1,218)	(15,959)
Borrowing under junior subordinated notes	—	49,951
Proceeds from issuance of mortgage-backed notes	1,280,538	—
Principal payments on mortgage-backed notes	(26,060)	—
Principal payments on margin debt	(3,548)	—
Net realized gains on Eurodollar futures contracts	—	(4)

Net cash used in financing activities	(470,856)	(357,671)

Net increase in cash and cash equivalents	153,477	1,799
Cash and cash equivalents, beginning of the period	11,466	10,581

Cash and cash equivalents, end of the period	$164,943	$12,380

Supplemental disclosure of cash flow information:
Interest paid	$48,795	$15,848

Non-cash investing and financing activities:
Increase in unsettled security purchases	$179,773	$—
Decrease in principal receivable	9,215	2,444
Incentive compensation payable settled through issuance of restricted common stock	—	2,250
Accounts payable and accrued expenses settled through issuance of restricted common stock	—	55
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	—	(1,611)
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     The Company manages the Residential Mortgage Credit strategy, which is comprised of the mortgage loan and securitization portfolio and the credit sensitive bond portfolio. There are two portfolios within the Company’s Spread strategy. The company manages one of the portfolios and one is managed by Seneca Capital Management LLC, or the Manager, pursuant to a management agreement.
     The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2006 (file number 001-31828).
     Descriptions of the significant accounting policies of the Company are included in Note 2 to the financial statements in the Company’s 2005 Annual Report on Form 10-K. There have been no significant changes to these policies during 2006. See description of newly adopted and newly applicable accounting policies below.
     Derivative Financial Instruments
     Prior to January 1, 2006, the Company entered into certain derivative contracts which were accounted for under hedge accounting as prescribed by Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Effective January 1, 2006, the Company discontinued the use of hedge accounting. All changes in value of derivative instruments that had previously been accounted for under hedge accounting are recognized in other income or expense.
     Recent Accounting Pronouncements
     The FASB has placed an item on its SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated balance sheet, and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115 because the security is classified as available-for-sale.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
     However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on the seller’s continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on its balance sheet and may instead be required to treat its net investment in such assets as a derivative.
     If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company in prior years to hedge the Company’s interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the income statement.
     This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company’s net equity would not be materially affected. At March 31, 2006 and December 31, 2005, the Company has identified available-for-sale securities with a fair value of $33.7 million and $19.9 million, respectively which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at March 31, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $33.7 million and $19.9 million, respectively.
NOTE 2—MORTGAGE-BACKED SECURITIES
The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at March 31, 2006 and December 31, 2005, which are carried at fair value (in thousands):

	March 31,	December 31,
	2006	2005
Amortized cost	$2,290,192	$4,363,923
Unrealized gains	2,207	8,357
Unrealized losses	(15,353)	(12,677)

Fair value	$2,277,046	$4,359,603

     At March 31, 2006 and December 31, 2005, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 98.7% and 98.3%, of face amount, respectively.
     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the Company’s mortgage-backed securities at March 31, 2006, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted
		Amortized	-Average
Weighted-Average Life	Fair Value	Cost	Coupon
Less than one year	$496,870	$497,302	3.52%
Greater than one year and less than five years	1,640,374	1,641,521	5.03
Greater than five years	139,802	151,369	6.60

Total	$2,277,046	$2,290,192	4.81%

     The following table summarizes the Company’s mortgage-backed securities at December 31, 2005, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted
		Amortized	-Average
Weighted-Average Life	Fair Value	Cost	Coupon
Less than one year	$690,568	$690,539	4.51%
Greater than one year and less than five years	3,489,302	3,489,179	4.35
Greater than five years	179,733	184,205	6.15

Total	$4,359,603	$4,363,923	4.46%

     The weighted-average lives of the mortgage-backed securities at March 31, 2006 and December 31, 2005 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.
     The actual weighted-average lives of the mortgage-backed securities could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
     During the three months ended March 31, 2006, the Company sold mortgage-backed securities totaling $3.2 billion and realized gains of $9.6 million and losses of $7.6 million. The Company did not sell any mortgage-backed securities during the three months ended March 31, 2005.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$140,211	$(517)	$—	$—	$140,211	$(517)
Non-agency-backed mortgage-backed securities	352,668	(14,836)	—	—	352,668	(14,836)

Total temporarily impaired mortgage-backed securities	$492,879	$(15,353)	$—	$—	$492,879	$(15,353)

     The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (in thousands):

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

     At March 31, 2006, the Company held $2.3 billion of mortgage-backed securities at fair value, comprised of $1.9 million in the Spread portfolio and $0.4 million in the Residential Mortgage Credit portfolio, net of unrealized gains of $2.2 million and unrealized losses of $15.4 million. At December 31, 2005, the Company held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in the Spread portfolio and $266.1 million in the Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million
     During the three months ended March 31, 2006, the Company recognized total impairment losses on mortgage-backed securities of $1.7 million in the Spread portfolio due to the Company’s decision to reposition the Spread portfolio. The Company does not intend to hold certain mortgage-backed securities in the Spread portfolio that were at unrealized loss positions for a period of time sufficient to allow for recovery in fair value. The Company determined that the unrealized losses on certain mortgage-backed securities reflected at March 31, 2006 were other-than-temporary impairments as defined in SFAS No. 115, and therefore the Company recognized impairment losses in its consolidated statement of operations.
     At March 31, 2006, the Spread portfolio contained mortgage-backed securities with unrealized losses of $517 thousand. The Company has the intent to hold these mortgage-backed securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At March 31, 2006, none of the securities

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
held had been downgraded by a credit rating agency since their purchase and all of the securities were AAA-rated non-agency-backed or agency-backed mortgage-backed securities. As such, the Company does not believe any of these securities are other-than-temporarily impaired at March 31, 2006.
     All of the mortgage-backed securities in the Company’s Residential Mortgage Credit portfolio are accounted for in accordance with EITF 99-20. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, an impairment of a mortgage-backed security is not recognized in its consolidated statement of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial.
     At March 31, 2006 and December 31, 2005, the Company had unrealized losses of $14.8 million and $12.7 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At March 31, 2006 and December 31, 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities in the Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at March 31, 2006 or December 31, 2005 are other-than-temporarily impaired.
NOTE 3—LOANS HELD-FOR-INVESTMENT
     The following table summarizes the Company’s loans classified as held-for-investment at March 31, 2006, which are carried at amortized cost (in thousands):

		Unamortized	Amortized
	Principal	Premium	Cost
Residential mortgage loans	$2,123,730	$25,004	$2,148,734
     The following table summarizes the Company’s loans classified as held-for-investment at December 31, 2005, which are carried at amortized cost (in thousands):

		Unamortized	Amortized
	Principal	Premium	Cost
Residential mortgage loans	$506,498	$679	$507,177
     At March 31, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired. At March 31, 2006, the Company had $4.3 million of residential mortgage loans past due 90 days or more. There were no residential mortgage loans past due 90 days or more at December 31, 2005. At March 31, 2006 and December 31, 2005, all of our loans were accruing interest and interest on loans past due 90 days or more was considered collectible.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 4—BORROWINGS
          The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of repurchase agreements, securitizations transactions structured as secured financings, warehouse lending facilities, junior subordinated notes and a margin lending facility.
          The following table presents summarized information with respect to the Company’s borrowings at March 31, 2006 (dollars in thousands):

		Weighted-
		Average
	Outstanding	Interest	Fair Value of
	Borrowings	Rate	Collateral (1)
Repurchase agreements	$1,957,468	4.59%	$2,122,553
LUM 2005-1	467,542	5.10	472,742
LUM 2006-1	532,791	5.11	536,762
LUM 2006-2	743,539	5.05	743,592
Warehouse lending facilities	259,477	5.33	267,994
Junior subordinated notes	92,788	8.38	none

Total	$4,053,605	4.94%	$4,143,643

(1)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.
          The following table presents summarized information with respect to the Company’s borrowings at December 31, 2005 (dollars in thousands):

		Weighted-
		Average
	Outstanding	Interest	Fair Value of
	Borrowings	Rate	Collateral (1)
Repurchase agreements	$3,928,505	4.25%	$4,157,117
LUM 2005-1	486,302	4.66	486,304
Junior subordinated notes	92,788	8.18	none
Margin lending facility	3,548	3.85	3,548

Total	$4,511,143	4.37%	$4,646,969

(1)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.
     Repurchase Agreements
          The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of most of its mortgage-backed securities, including retained tranches from securitization activities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At March 31, 2006 and December 31, 2005, the Company had repurchase agreements with an outstanding balance of $2.0 billion and $3.9 billion,

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
respectively, and with weighted-average interest rates of 4.59% and 4.25%, respectively. At March 31, 2006 and December 31, 2005, mortgage-backed securities and loans held-for-investment pledged as collateral for repurchase agreements had estimated fair values of $2.1 billion and $4.2 billion, respectively.
          At March 31, 2006, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$9,002
Between 2 and 30 days	1,250,097
Between 31 and 90 days	227,145
Between 91 and 147 days	471,224

Total	$1,957,468

          At December 31, 2005, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	1,917,214
Between 31 and 90 days	929,023
Between 91 and 237 days	1,082,268

Total	$3,928,505

     At March 31, 2006, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(in days)
Banc of America Securities LLC	$7,271	35
Barclays Capital	3,841	18
Bear Stearns & Co.	29,171	41
Countrywide Securities Corporation	24,570	35
Credit Suisse First Boston	3,095	47
Deutsche Bank Securities Inc.	5,101	27
Greenwich Capital Markets	24,909	24
HSBC Securities Inc.	2,677	21
JPMorgan	1,591	15
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith, Inc.	7,600	89
Morgan Stanley & Co. Inc.	2,870	10
Nomura Securities International, Inc.	3,925	111
UBS Paine Weber	23,359	127
Wachovia Securities, LLC	1,747	111
Washington Mutual	22,482	21

Total	$164,209	51

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income and the fair value of loans pledged as collateral minus the sum of repurchase agreement liabilities and accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          At December 31, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(in days)
Banc of America Securities LLC	$6,992	153
Barclays Capital	3,656	27
Bear Stearns & Co.	63,412	46
Citigroup	8,367	172
Countrywide Securities Corporation	9,618	129
Credit Suisse First Boston	3,293	17
Deutsche Bank Securities Inc.	28,326	63
Goldman Sachs & Co.	17,421	28
Greenwich Capital Markets	7,618	15
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith, Inc.	24,018	78
Morgan Stanley & Co. Inc.	5,922	21
Nomura Securities International, Inc.	16,682	86
UBS Securities LLC	22,331	170
Wachovia Securities, LLC	3,950	19
Washington Mutual	3,478	27

Total	$225,084	76

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income and the fair value of loans pledged as collateral minus the sum of repurchase agreement liabilities and accrued interest expense.
     Mortgage-backed Notes
          At March 31, 2006 and December 31, 2005, the Company had mortgage-backed notes with an outstanding balance of $1.7 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.08% and 4.66%, respectively, per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR. Unpaid interest on the mortgage-backed notes was $947 thousand and $328 thousand at March 31, 2006 and December 31, 2005, respectively. The stated maturities of the mortgage-backed notes at March 31, 2006 were between 2035 and 2046. At March 31, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $1.8 billion and $0.5 billion were pledged as collateral for mortgage-backed notes issued.
          Each series of mortgage-backed notes issued by the Company consists of various classes of securities which bear interest at varying spreads to the underlying interest rate index. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than the stated maturity.
     Warehouse Lending Facilities
          During the three months ended March 31, 2006, the Company established a $1.0 billion warehouse lending facility, in the form of a repurchase agreement, with Greenwich Financial Products, Inc. This facility is in addition to the warehouse lending facilities established in 2005. During 2005, the Company established a $500.0 million warehouse lending facility with Morgan Stanley Bank, in the form of a repurchase agreement, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation, in the form of a repurchase agreement. These facilities are the Company’s primary source of funding for acquiring mortgage loans. These

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.
          At March 31, 2006, the total borrowing capacity under the Company’s warehouse lending facilities was $2.0 billion and the Company had $259.5 million outstanding at a weighted-average interest rate of 5.33%. At December 31, 2005, the borrowing capacity under the warehouse lending facilities was $1.0 billion. At December 31, 2005, no amounts were outstanding under the warehouse lending facilities.
          The Company acquires residential mortgage loans with the intention of securitizing them and retaining the securitized mortgage loans in the Company’s portfolio to match the income earned on mortgage assets with the cost of the related liabilities, also referred to as match-funding the balance sheet. In order to facilitate the securitization or financing of our loans, the Company will generally create subordinate certificates, providing a specified amount of credit enhancement, which the Company intends to retain in its investment portfolio. Proceeds from securitizations are used to pay down the outstanding balance of warehouse lending facilities.
     Junior Subordinated Notes
          Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The note balances and related weighted-average interest rates listed by trust were as follows at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Borrowings	Interest	Borrowings	Interest
	Outstanding	Rate	Outstanding	Rate
Junior subordinated notes:
DST I	$51,550	8.16%	$51,550	8.16%
DST II	41,238	8.66	41,238	8.21

Total	$92,788	8.38%	$92,788	8.18%

          The Company pays interest to the trusts quarterly. The DST I notes bear interest at a fixed rate of 8.16% per annum through March 30, 2010 and, thereafter, at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST II notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the junior subordinated notes. The DST I notes and trust securities mature in March 2035 and are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax or investment company events, the Company may redeem the DST I notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest. The DST II notes and trust securities mature in December 2035 are redeemable on any interest payment date at the option of the Company in whole, but not in part at the redemption rate of 100% plus accrued and unpaid interest.
          Unamortized deferred issuance costs associated with the junior subordinated notes amounted to $2.8 million at both March 31, 2006 and December 31, 2005, and are being amortized using the effective yield method over the term of the junior subordinated notes.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Margin Lending Facility
          The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2006. At December 31, 2005, the Company had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%.
NOTE 5—CAPITAL STOCK AND EARNINGS PER SHARE
          At March 31, 2006 and December 31, 2005, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2006 and December 31, 2005, 39,813,045 and 40,587,245 shares of common stock, respectively, were outstanding and no shares of preferred stock were outstanding.
          On November 7, 2005, the Company announced that its board of directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced the initiation of an additional share repurchase program to acquire an incremental 3,000,000 shares. Through March 31, 2006, the Company had repurchased 1,749,250 shares at a weighted-average price of $7.98 and was authorized to acquire up to 3,250,750 more common shares.
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
          The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$17,779	$17,779	$18,969	$18,969

Weighted-average number of common shares outstanding	39,491,786	39,491,786	37,207,135	37,207,135
Additional shares due to assumed conversion of dilutive instruments	—	226,766	—	168,972

Adjusted weighted-average number of common shares outstanding	39,491,786	39,718,552	37,207,135	37,376,107

Net income per share	$0.45	$0.45	$0.51	$0.51

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6—2003 STOCK INCENTIVE PLANS
          The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock are authorized to be awarded at the discretion of the compensation committee of the board of directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, or Code, of non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the compensation committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the compensation committee. The Company uses historical data to estimate stock option exercise and employee termination in its calculations of stock-based employee compensation expense and expected terms.
          The following table illustrates the common stock available for grant at March 31, 2006:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	562,666	—	562,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,287,334	150,000	1,437,334

          At March 31, 2006, the Company had outstanding stock options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the three months ended March 31, 2006:

2006
Weighted-
	Number	Average
	of	Exercise
	Options	Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

          The following table summarizes certain information about stock options outstanding at March 31, 2006:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
Range of		Remaining	Weighted-		Remaining	Weighted
Exercise	Number of	Life	Average	Number of	Life	-Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price
$13.00-$14.00	5,000	7.6	$13.00	3,334	7.6	$13.00
$14.01-$15.00	50,000	7.3	15.00	33,333	7.3	15.00

$13.00-$15.00	55,000		$14.82	36,667		$14.82

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The aggregate intrinsic value of outstanding stock options and exercisable stock options at March 31, 2006 was zero.
          The following table illustrates the changes in nonvested stock options during the three months ended March 31, 2006:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	18,333	$0.22
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, end of the period	18,333	$0.22

     The following table illustrates the changes in common stock awards during the three months ended March 31, 2006:

	Number of	Weighted-
	Common	Average Issue
	Shares	Price
Outstanding, beginning of period	202,829	$10.53
Issued	300,000	7.76
Repurchased	—	—

Outstanding, end of period	502,829	$8.88

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
          The following table illustrates the changes in nonvested common stock awards during the three months ended March 31, 2006:

		Weighted-
	Number of	Average
	Common	Grant-Date
	Shares	Fair Value
Nonvested, beginning of the period	194,453	$10.46
Granted	300,000	7.76
Vested	(133,320)	8.68
Repurchased	—	—

Nonvested, end of the period	361,133	$8.88

          Total stock-based employee compensation expense related to common stock awards for the three months ended March 31, 2006 and 2005 was $1.1 million and $21 thousand, respectively. At March 31, 2006, stock-based employee compensation expense of $2.9 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.5 years.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7—THE MANAGEMENT AGREEMENT
          The Company entered into an Amended and Restated Management Agreement (the “Amended Agreement”) effective as of March 1, 2005, with the Manager. The Amended Agreement provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services with respect to certain investments in the Company’s Spread portfolio, certain fees and reimbursements, summarized as follows:
•	base management compensation equal to a percentage of the Company’s applicable average net worth, as defined in the Amended Agreement, payable quarterly in arrears, calculated at the following rates per annum: (1) 0.90% of the first $750 million; plus (2) 0.70% of the next $750 million plus (3) 0.50% of the amount in excess of $1.5 billion;

•	incentive management compensation equal to a percentage of applicable average net worth, as defined in the Amended Agreement, payable annually, calculated at the following rates per annum: (1) 0.35% for the first $750 million of applicable average net worth; (2) 0.20% for the next $750 million of applicable average net worth and (3) 0.15% for the applicable average net worth in excess of $1.5 billion if the return on assets, as defined in the Amended Agreement, for any such fiscal year exceeds the threshold return, which is defined as the average of the weekly values for any period of the sum of (i) the 10-year U.S. Treasury rate for such period plus (ii) two percent (2%); and

•	out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.
          The Manager is eligible to earn Applicable Minimum Fees in the event that the aggregate base management compensation and incentive management compensation calculated is less than the Applicable Minimum Fees per the terms of the Amended Agreement. At March 31, 2006, minimum fees of $4.4 million must be paid to the Manager through December 31, 2007.
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
          Base management compensation for the three months ended March 31, 2006 and 2005 was $0.7 million and $1.1 million, respectively.
          Incentive compensation expense for the three months ended March 31, 2006 and 2005 was $83 thousand and $485 thousand, respectively. Under the Amended Agreement, the Manager did not earn any incentive compensation during the three months ended March 31, 2006 and 2005. The incentive compensation expense during the three months ended March 31, 2006 and 2005 related primarily to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the period.
          At March 31, 2006 and December 31, 2005, the Company was indebted to the Manager for base management compensation of $821 thousand and $939 thousand, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and derivative contracts is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, mortgage-backed notes, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at March 31, 2006 and December 31, 2005 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $90.9 million, respectively, at March 31, 2006. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.8 million, respectively, at December 31, 2005. In addition, the carrying value and fair value of the Company’s loans held-for-investment was $2.1 billion and $2.2 billion, respectively, at March 31, 2006. The carrying value and fair value of the Company’s loans held-for-investment was $507.2 million and $507.7 million, respectively, at December 31, 2005.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
          The following is a summary of the components of accumulated other comprehensive income (loss) at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Unrealized holding losses on mortgage-backed securities available-for-sale	$(12,800)	$(116,397)
Reclassification adjustment for net losses on mortgage-backed securities available-for-sale included in net income	(2,063)	69
Impairment losses on mortgage-backed securities	1,717	112,008

Net unrealized losses on mortgage-backed securities available-for-sale	(13,146)	(4,320)

Net deferred realized and unrealized gains on cash flow hedges	9,587	11,396

Accumulated other comprehensive income (loss)	$(3,559)	$7,076

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Company seeks to manage its interest rate risk exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from: (1) the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts and interest rate cap contracts to manage these interest rate risks.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table is a summary of derivative contracts held at March 31, 2006 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Eurodollar futures contracts sold short	$1,329
Interest rate swap contracts	10,559
Swaption contracts	3,146
Interest rate cap contracts	134
          The following table is a summary of derivative contracts held at December 31, 2005 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Swaption contracts	$1,531
Interest rate cap contracts	74
Cash Flow Hedges:
Eurodollar futures contracts sold short	4,895
Interest rate swap contracts	4,220
     Free Standing Derivatives
          Free standing derivative contracts are carried on the consolidated balance sheet at fair value. Gains of $9.6 million were recognized in other income due to the change in fair value of these contracts during the three months ended March 31, 2006. The Company had not entered into any free standing derivatives during the three months ended March 31, 2005.
     Cash Flow Hedging Strategies
          Prior to January 1, 2006, the Company entered into derivative contracts which were accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) was recorded in other comprehensive income or loss. Hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. Under hedge accounting, realized gains and losses were reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. All changes in value of derivative instruments that had previously been accounted for under hedge accounting are recognized in other income or expense.
          During the three months ended March 31, 2006, interest expense decreased due to the amortization of $1.5 million of net realized gains on Eurodollar futures contracts and by $0.1 million of amortization of effectiveness gains on interest rate swap contracts.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          During the three months ended March 31, 2005, gains of $592 thousand were recognized in interest expense due to hedge ineffectiveness. During the three months ended March 31, 2005, interest expense decreased by $4.7 million due to the amortization of net realized gains on Eurodollar futures contracts and $819 thousand of net interest income received from swap contract counterparties.
     Purchase Commitment Derivatives
          The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. At March 31, 2006, outstanding purchase commitments with a net unrealized loss of $491 thousand were recorded on the Company’s consolidated balance sheet. There were no outstanding purchase commitments at December 31, 2005. During the three months ended March 31, 2006, net losses of $971 thousand related to purchase commitment derivatives were recorded in other expense on the Company’s consolidated statement of operations.
NOTE 11—SUBSEQUENT EVENTS
          In April 2006, a securitization entity sponsored by the Company issued $678.5 million of mortgage-backed securities through Luminent Mortgage Trust 2006-3. The Company retained $24.2 million of the securities and sold $654.3 million to third parties. Collateral for these securitizations is residential mortgage loans and these securitizations have been accounted for as financings under SFAS No. 140.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. The words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, Item 1A of our 2005 Annual Report on Form 10-K, elsewhere in this Quarterly Report or incorporated by reference herein, our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
     Executive Summary
          Our primary mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages made to borrowers of prime credit quality. We began investing in 2003, with an initial Spread strategy of investing in high quality, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a reduced level of credit risk, it also has considerable interest rate exposure. The persistently flat yield curve and ongoing Federal Reserve rate increases since June 2004 have pressured our ability to provide steady income, and led us to augment our strategy in 2005. The new strategy, which we refer to as our Residential Mortgage Credit strategy, includes investments in non-agency mortgage-backed securities rated below AAA as well as prime whole loan purchases and securitizations of those loans, in a manner that should reduce our exposure to interest rates. We plan to principally pursue this strategy as a means to continue to reduce interest rate risk, and build the basis for dividend stability and growth.
          Our Residential Mortgage Credit strategy aims to complement our high-quality, but interest-rate sensitive Spread strategy, with investments that are far less sensitive to interest rates and that are therefore more predictable and sustainable. This strategy seeks to structure, acquire and fund mortgage loans which will provide long-term reliable income to our stockholders. We seek to accomplish this goal primarily through the purchase of mortgage loans which we design and originate in partnership with selected high quality providers with whom we have long and well-established relationships. We then securitize those loans with an optimal structure, retain the most valuable pieces of the securitization. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us. As a secondary strategy, we invest in subordinated mortgage-backed securities that have credit ratings below AAA. We do this opportunistically, as we discover value and credit arbitrage opportunities in the market.
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
          Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:
•	Interest rate trends and changes in the yield curve;

•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	highly competitive markets for investment opportunities; and

•	other market developments.
          In addition, several factors relating to our business may also impact our financial condition and operating performance. These factors include:
•	Credit risk as defined by prepayments, delinquencies and defaults on our mortgage loans and the mortgage loans underlying our mortgage-backed securities;

•	overall leverage of our portfolio;

•	access to funding and adequate borrowing capacity;

•	negative amortization;

•	increases in our borrowing costs;

•	the ability to use derivatives to mitigate our interest rate and prepayment risks;

•	the market value of our investments; and

•	compliance with REIT requirements and the requirements to qualify for an exemption under the Investment Company Act of 1940.
          Refer to “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our 2005 Annual Report on Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Quarterly Report on Form 10-Q and in our 2005 Annual Report on Form 10-K for additional credit risk and interest rate risk discussion.
Critical Accounting Policies
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of our 2005 Annual Report on Form 10-K for a further discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:
     Classifications of Investment Securities
          Our investments in mortgage-backed securities are classified as available-for-sale and are carried on our consolidated balance sheet at their fair value. Generally, the classification of securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through results of operations. If our available-for-sale securities were classified as trading securities, our results of operations could experience substantially greater volatility from period-to-period.

     Valuations of Mortgage-backed Securities
          Our Spread portfolio of mortgage-backed securities has fair values based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, management makes certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.
          We estimate the fair value of our Residential Mortgage Credit portfolio of mortgage-backed securities using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine market values.
          When the fair value of an available-for-sale security is less than its amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If management determines an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded in our statement of operations as if the loss had been realized in the period of impairment.
          Management considers several factors when evaluating securities for other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2006, we recognized impairment losses of $1.7 million in connection with our decision to reposition our Spread portfolio as we do not have the intent to hold certain securities in our Spread portfolio for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2006, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $15.4 million which, if the prices do not recover, may result in the recognition of future losses.
          The determination of other-than-temporary impairment is evaluated at least quarterly. If future evaluations conclude that impairment is other-than-temporary, we may need to realize a loss that would have an impact on our results of operations.
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

     Interest Income Recognition
          Interest income on our mortgage-backed securities is accrued based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on our future results of operations. Our Residential Mortgage Credit portfolio of mortgage-backed securities is accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.
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
     Securitizations
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
     Accounting for Derivative Financial Instruments and Hedging Activities
          The Company may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts and interest rate cap contracts, as a means of mitigating the Company’s interest rate risk on forecasted interest expense. Effective January 1, 2006, we discontinued the use of hedge accounting. All changes in value of derivative contracts that had previously been accounted for under hedge accounting have been recorded in other income or expense and could potentially result in increased volatility in our results of operations.
          We may enter into commitments to purchase mortgage loans, or purchase commitments, from our network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at their estimated fair value on the consolidated balance sheet and any change in fair value of the purchase commitment is recognized in other income or expense. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and is included in the cost basis of the loans purchased.
     Recent Accounting Pronouncements
          The FASB has placed an item on its SFAS No. 140 project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, we record such assets and the related financing gross on our consolidated balance sheet, and the corresponding interest income and interest expense gross on our consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale.
          However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to us, based on the seller’s continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, we may be precluded from presenting the assets gross on our balance sheet and instead be required to treat our net investment in such assets as a derivative.
          If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by us in prior years to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the statement of operations.
          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. Our net equity would not be materially affected. At March 31, 2006 and December 31, 2005, we have identified available-for-sale securities with a fair value of $33.7 million and $19.9 million, respectively which had been purchased from and financed with the same counterparty since their purchase. If we were to change the current accounting treatment for these transactions at March 31, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $33.7 million and $19.9 million, respectively.
Results of Operations
          For the three months ended March 31, 2006 and 2005, net income was $17.8 million, or $0.45 per weighted-average share outstanding (basic and diluted), and $19.0 million, or $0.51 per weighted-average share outstanding (basic and diluted), respectively.
          Total interest income from mortgage assets was $61.6 million for the three months ended March 31, 2006 and $42.5 million for the three months ended March 31, 2005. The year-over-year increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first quarter of 2006.
          Interest expense for the three months ended March 31, 2006 and 2005 was $46.1 million and $20.5 million, respectively. The increase in interest expense is primarily due to an increase in the overall level of interest rates between March 31, 2005 and March 31, 2006, which directly affects our costs of liabilities.
          Other income and expense, which includes the realized and unrealized gains and losses on derivative instruments, gains on sales of mortgage-backed securities, and other-than-temporary impairment losses on mortgage-backed securities, was $8.6 million for the three months ended March 31, 2006 and zero for the three months ended March 31, 2005. The $8.6 million of other income recognized in the three months ended March 31, 2006 consisted of $8.2 million of realized and unrealized gains on derivative instruments, $2.1 million of realized gains on sales of mortgage-backed securities in our Spread portfolio, and $1.7 million of other-than-temporary impairment losses on mortgage-backed securities in our Spread portfolio related to certain Spread assets that we do not intend to hold until their maturity or their unrealized losses recover.
          The table below details the components of our net interest spread for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	5.46%	3.65%
Weighted-average cost of total liabilities	4.51	1.91

Net interest spread	0.95%	1.74%

          Weighted-average yield on average earning assets, net of premium amortization or discount accretion, is defined as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average earning assets during the three months ended March 31, 2006 and 2005 were $4.5 billion and $4.7 billion, respectively.
          We define our weighted-average cost of total liabilities as total interest expense divided by the weighted-average amount of our financing liabilities during the period, including repurchase agreements, mortgage-backed notes, warehouse lending facilities and junior subordinated notes.
          Interest expense for the three months ended March 31, 2006 and 2005 was as follows (dollars in thousands):

	Three Months	Percentage	Three Months	Percentage
	Ended	of Average	Ended	of Average
	March 31,	Financing	March 31,	Financing
	2006	Liabilities	2005	Liabilities
Interest expense on repurchase agreement liabilities	$28,015	2.74%	$26,498	2.47%
Interest expense on mortgage-backed notes	13,774	1.35	—	—
Interest expense on warehouse lending facilities	3,201	0.31	—	—
Interest expense on junior subordinated notes	1,891	0.18	178	0.02
Net hedge ineffectiveness gains on futures and interest rate swap contracts	—	—	(592)	(0.06)
Amortization of net realized (gains)/losses on futures contracts	(1,414)	(0.13)	(4,728)	(0.44)
Net interest (income) expense on interest rate swap contracts	605	0.06	(819)	(0.08)
Other	—	—	2	nm

Total interest expense	$46,072	4.51%	$20,539	1.91%

nm = not meaningful
          Weighted-average financing liabilities during the three months ended March 31, 2006 and 2005 were $4.1 billion and $4.3 billion, respectively.
          Return on average equity for the three months ended March 31, 2006 and 2005 was 18.2% and 18.5%, respectively. We define return on average equity as annualized net income divided by weighted-average stockholders’ equity. Weighted-average stockholders’ equity for the three months ended March 31, 2006 and 2005 was $395.9 million and $415.6 million, respectively.
          Operating expenses for the three months ended March 31, 2006 and 2005 were $6.3 million and $3.0 million, respectively. The year-over-year increase in operating expenses is primarily due to increased headcount and operating expenses that are required to manage our Residential Mortgage Credit strategy. Salaries and benefits were $2.4 million during the three months ended March 31, 2006 versus $208 thousand during the three months ended March 31, 2005 and reflects the addition of 15 new employees. In addition, servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $1.5 million for the three months ended March 31, 2006 and was zero for the three months ended March 31, 2005.
          We entered into the Amended Agreement, dated as of March 1, 2005, with the Manager to manage certain assets in our Spread strategy. The Amended Agreement provides that we will pay the Manager base management and incentive compensation fees.
          Base management compensation to the Manager was $712 thousand for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005. Base management compensation due to the Manager is calculated pursuant to the Amended Agreement based a percentage of our average net worth that is managed by the Manager, and also is subject to a minimum fee. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities. For the three months ended March 31, 2006, because the amount of assets managed by the Manager decreased so substantially during this period, the base management fee calculated pursuant to the “average net worth” formula was lower than the minimum fee payment due to the Manager of $712 thousand. As a result, the $712 thousand base management compensation to the Manager for the three months ended March 31, 2006 represents the minimum fee due to the Manager. We will expense only the minimum base management fee for the Manager for the remaining term of the Amended Agreement.
          Incentive compensation expense to related parties for the three months ended March 31, 2006 and 2005 was $98 thousand and $470 thousand, respectively. The decrease in year-over-year incentive compensation expense is primarily related to a decrease in our stock price, which is used to recognize the expense during the vesting periods of shares of restricted common stock that were granted to the Manager in prior periods. Under the Amended Agreement, no incentive compensation was earned by the Manager for the three months ended March 31, 2006 or March 31, 2005.
          Professional services expense for the three months ended March 31, 2006 and 2005 was $622 thousand and $562 thousand, respectively, and includes legal, accounting and other professional services provided to us. The increase in professional services expense is primarily due to the implementation of our Residential Mortgage Credit strategy, which requires additional legal, accounting and other professional services.
     REIT taxable net income
          We calculate REIT taxable net income according to the requirements of the Code, rather than GAAP. We believe that REIT taxable net income is an important measure of our financial performance because REIT taxable net income, and not GAAP net income, is the basis upon which we make our cash distributions that enable us to maintain our REIT status.
          We estimate our REIT taxable net income at certain times during the course of each fiscal year based upon a variety of information from third parties, although we do not receive some of this information before we complete our estimates As a result, our REIT taxable net income estimates during the course of each fiscal year are subject to adjustments to reflect not only the subsequent receipt of new information as to future events but also the subsequent receipt of information as to past events. Our REIT taxable net income is also subject to changes in the Code, or in the interpretation of the Code, with respect to our business model. REIT taxable net income for each fiscal year does not become final until we file our tax return for that fiscal year.
          The following table reconciles our GAAP net income to our REIT taxable net income for the three months ended March 31, 2006 (in thousands, except share and per share amounts) :

		Adjustments to
	GAAP	GAAP	REIT Taxable
	Statement of	Statement of	Statement of
	Operations	Operations	Operations
Net Interest Income:
Interest Income:
Spread portfolio	$30,965	$(6,062)	$24,903
Mortgage loan and securitization portfolio	22,611	(12,948)	9,663
Credit sensitive bond portfolio	8,016	(7)	8,009

Total interest income	61,592	(19,017)	42,575

Interest expense	46,072	(16,797)	29,275

Net interest income	15,520	(2,220)	13,300

Other Income (expense):
Other income (expense)	8,217	(8,270)	(53)
Impairment losses on mortgage-backed securities	(1,717)	1,717	—
Gains on sales of mortgage-backed securities	2,063	(2,063)	—

Total other income (expense)	8,563	(8,616)	(53)

Expenses:
Management fee expense to related party	712	(108)	604
Incentive compensation expense to related party	98	202	300
Salaries and benefits	2,423	(323)	2,100
Professional services	622	(134)	488
Servicing expense	1,482	(1,019)	463
Board of directors expense	113	—	113
Insurance expense	141	—	141
Custody expense	112	—	112
Other general and administrative expenses	601	(2)	599

Total expenses	6,304	(1,384)	4,920

Net income	$17,779	$(9,452)	$8,327

Net income per share — basic	$0.45

Net income per share — diluted	$0.45

Weighted-average number of shares outstanding – basic	39,491,786

Weighted-average number of shares outstanding – diluted	39,718,552

REIT taxable net income per share			$0.21

Actual shares outstanding on dividend record date			39,681,445

     The following table reconciles our GAAP net income to our REIT taxable net income for the three months ended March 31, 2005 (in thousands, except share and per share amounts) :

		Adjustments to
	GAAP	GAAP	REIT Taxable
	Statement of	Statement of	Statement of
	Operations	Operations	Operations
Net Interest Income:
Interest income:
Spread portfolio	$42,314	$—	$42,314
Credit sensitive bond portfolio	201	—	201

Total interest income	42,515	—	42,515

Interest expense	20,539	5,440	25,979

Net interest income	21,976	(5,440)	16,536

Expenses:
Management fee expense to related party	1,098	—	1,098
Incentive compensation expense to related party	470	(365)	105
Salaries and benefits	208	(37)	171
Professional services	562	—	562
Servicing expense	—	—	—
Board of directors expense	119	—	119
Insurance expense	138	—	138
Custody expense	51	—	51
Other general and administrative expenses	361	190	551

Total expenses	3,007	(212)	2,795

Net income	$18,969	$(5,228)	$13,741

Net income per share – basic	$0.51

Net income per share — diluted	$0.51

Weighted-average number of shares outstanding — basic	37,207,135

Weighted-average number of shares outstanding — diluted	37,376,107

REIT taxable net income per share			$0.36

Actual shares outstanding on dividend record date			38,248,817

          The table below details the components of our net interest spread for the three months ended March 31, 2006 and 2005 on a REIT taxable income basis:

	March 31,
	2006	2005
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	3.78%	3.65%
Weighted-average cost of total liabilities	2.86	2.42

Net interest spread	0.92%	1.23%

          Undistributed REIT taxable net income for the three months ended March 31, 2006 and 2005 was as follows (dollars in thousands, except per share data) :

	Three Months Ended
	March 31,
	2006	2005
Undistributed REIT taxable net income, beginning of period	$3,154	$1,794
REIT taxable net income earned during period	8,327	13,741
Distributions declared during period, net of dividend equivalent rights on restricted stock	(1,954)	(13,588)

Undistributed REIT taxable net income, end of period	$9,527	$1,947

Cash distributions per share declared during period	$0.05	$0.36

Percentage of REIT taxable net income distributed	23.5%	98.9%

     We believe that these presentations of our REIT taxable net income are useful to investors because they are directly related to the distributions we make in order to retain our REIT status. REIT taxable net income entails certain limitations, and, by itself, is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.
Financial Condition
Mortgage Assets
     Mortgage-backed securities
          At March 31, 2006 and December 31, 2005, we held $2.3 billion and $4.4 billion, respectively, of mortgage-backed securities. As previously announced, we have changed our investment strategy to make it less interest-rate sensitive, and thereby have redeployed assets from our Spread portfolio to our Residential Mortgage Credit portfolio.

          The following table presents our mortgage-backed securities at March 31, 2006 and December 31, 2005 classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories.

	March 31, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
		Mortgage-		Mortgage-
	Market	backed	Market	backed
(dollars in thousands)	Value	securities	Value	securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$101,910	4.5%	$30,623	0.7%
A/A rating	165,288	7.3	64,957	1.5
BBB/Baa rating	29,334	1.2	28,546	0.6

Total Investment-grade MBS	296,532	13.0	124,126	2.8

Non-investment-grade MBS:
BB/Ba rating	112,719	5.0	121,128	2.8
Not rated	9,224	0.4	20,818	0.5

Total non-investment-grade MBS	121,943	5.4	141,946	3.3%

Total Residential Mortgage Credit portfolio	418,475	18.4	266,072	6.1

Spread Portfolio
Agency MBS	764,722	33.6	1,203,255	27.6
AAA/Aaa rating	1,093,849	48.0	2,890,276	66.3

Total Spread portfolio	1,858,571	81.6	4,093,531	93.9

Total mortgage-backed securities	$2,277,046	100.0%	$4,359,603	100.0%

     Loans held-for-investment
          At March 31, 2006 and December 31, 2005, our residential mortgage loans held-for-investment totaled $2.1 billion and $507.2 million, respectively, including unamortized premium of $25.0 million and $679 thousand, respectively. Our residential mortgage loans at March 31, 2006 are comprised of $1.9 billion of adjustable-rate and hybrid adjustable-rate mortgage loans that collateralize debt obligations and $265.9 million of adjustable-rate mortgage loans pending securitization. Our residential mortgage loans at December 31, 2005 were comprised of $506.5 million of hybrid adjustable-rate mortgage loans that collateralized debt obligations. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for the securitizations as financings under SFAS No. 140.

          At March 31, 2006, our residential loans held-for-investment consisted of the following (dollars in thousands):

						Loans
	Weighted-	Weighted-	Weighted-		Principal Amount	Delinquent
	Average	Average	Average		of Loans	90 days as a
	Interest	Maturity	Months to	Principal	Delinquent	Percentage of
Description	Rate	Date	Reset (1)	Balance	> 90 days	Total Principal
Floating rate mortgage	6.46%	2036	1	$1,440,820	$—	—%
3-Year hybrid mortgage	6.25%	2035	33	81,038	—	—
5-Year hybrid mortgage	6.20%	2035	56	601,872	4,267	0.2

Total	6.38%	2035	18	$2,123,730	$4,267	0.2%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Including the effect of these hedges, at March 31, 2006 the weighted-average months to reset of our 3-year and 5-year hybrid residential mortgage loans was one month.
          At December 31, 2005, residential loans held-for-investment consisted of the following (dollars in thousands):

		Weighted-	Weighted-		Principal
	Weighted-	Average	Average		Amount of Loans
	Average Interest	Maturity	Months to	Principal	Delinquent
Description	Rate	Date	reset (1)	Balance	> 90 days
3-Year hybrid mortgage	5.83%	2035	34	$32,890	$—
5-Year hybrid mortgage	6.11%	2035	57	473,608	—

Total	6.09%	2035	56	$506,498	$—

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Including the effect of these hedges, at December 31, 2005 the weighted-average months to reset of our 3-year and 5-year hybrid residential mortgage loans was one month.
          The following table summarizes key metrics of our loans held-for-investment at March 31, 2006 (dollars in thousands):

Unpaid principal balance	$2,123,730
Number of loans	4,973
Average loan balance	$427
Weighted-average coupon rate	6.38%
Weighted-average lifetime cap	10.60%
Weighted-average original term, in months	361
Weighted-average remaining term, in months	358
Weighted-average loan-to-value ratio (LTV)	75.9%
Weighted-average FICO score	706
Top five geographic concentrations (% exposure):
California	59.0%
Florida	8.9%
Virginia	4.7%
Nevada	3.9%
Arizona	3.8%
Occupancy status:
Owner occupied	87.6%
Investor	12.4%
Property type:
Single-family	83.0%
Condominium	10.0%
Other residential	7.0%
Collateral type:
Alt A – first lien	100.0%

          The following table summarizes key metrics of our loans held-for-investment at December 31, 2005 (dollars in thousands):

Unpaid principal balance	$506,498
Number of loans	1,163
Average loan balance	$436
Weighted-average coupon rate	6.09%
Weighted-average lifetime cap	11.31%
Weighted-average original term, in months	360
Weighted-average remaining term, in months	357
Weighted-average loan-to-value ratio (LTV)	75.1%
Weighted-average FICO score	712
Top five geographic concentrations (% exposure):
California	38.9%
Virginia	11.1%
Florida	8.5%
Arizona	6.2%
Maryland	5.4%
Occupancy status:
Owner occupied	93.7%
Investor	6.3%
Property type:
Single-family	87.0%
Condominium	9.7%
Other residential	3.3%
Collateral type:
Alt A-first lien	100%
          As of March 31, 2006, nine of the 4,973 loans in our $2.1 billion mortgage loan portfolio were 90 days or more delinquent and had an aggregate balance of $4.3 million. At March 31, 2006 and December 31, 2005, all of our loans were accruing interest and interest on loans past due 90 days or more was considered collectible. At March 31, 2006 and December 31, 2005, we had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired. We had no residential mortgages loans past due 90 days or more at December 31, 2005. We expect to make a provision for loan losses beginning in the second quarter of 2006, based on probable and expected loss experience in our portfolio.
     Mortgage-Backed Notes
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio, matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps to achieve this. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed securities are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140 and, therefore, no gain or loss is recorded in connection with the securitizations. The treatment of securitization transactions can be different for taxation purposes than under GAAP. Each securitization entity is evaluated in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed securities issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
          During the first quarter of 2006, we issued approximately $1.4 billion of mortgage-backed notes. We retained $94.0 million of the resulting securities for our securitized residential loan portfolio and placed $1.3 billion with third-party investors. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR. The securitizations were accounted for as financings as defined by SFAS No. 140.

          At March 31, 2006 and December 31, 2005, we had mortgage-backed notes with an outstanding balance of $1.7 billion and $486.3 million, respectively, and with a weighted-average borrowing rate of 5.08% and 4.66% per annum, respectively. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR. Unpaid interest on the mortgage-backed notes was $947 thousand and $328 thousand at March 31, 2006 and December 31, 2005, respectively. The stated maturities of the mortgage-backed notes at March 31, 2006 were from 2035 to 2046, and, at December 31, 2005, were 2035. At March 31, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $1.8 billion and $486.3 million, respectively, were pledged as collateral for mortgage-backed notes issued.
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
          The following table highlights the securitizations we have completed through March 31, 2006, as of each transaction execution date (dollars in thousands):

	LUM 2005-1	LUM 2006-1	LUM 2006-2
Loans, unpaid principal balance	$520,568	$576,122	$801,474
Mortgage-backed notes issued	517,706	576,122	801,474
Mortgage-backed notes retained	17,439	39,465	54,501
Retained investment grade % (1)	3.1%	3.9%	3.7%
Retained non-investment grade % (1)	0.3%	3.0%	3.1%
Cost of debt on non-retained mortgage-backed notes – spread to LIBOR	0.28%	0.29%	0.23%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

Asset Repricing Characteristics
          The following table summarizes the repricing characteristics of our mortgage assets by portfolio, and further classified by asset type and frequency of repricing of their coupon rate (dollars in thousands):

	March 31, 2006		December 31, 2005
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$1,440,820	32.6%	$—	—%
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months (1)	682,910	15.4	506,498	10.4
Reset > 60 months	—	—	—	—
Unamortized premium	25,004	0.6	679	nm

Sub-total	2,148,734	48.6	507,177	10.4

ARM residential mortgage-backed securities:
Reset 1 month or less	418,475	9.4	266,072	5.5
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	418,475	9.4	266,072	5.5

Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	1,047,701	23.7	8,610	0.2
Reset >1 month but < 12 months	423,717	9.6	476,828	9.8
Reset >12 months but < 60 months	314,515	7.1	2,756,195	56.6
Reset > 60 months	72,638	1.6	851,898	17.5

Sub-total	1,858,571	42.0	4,093,531	84.1

Total Mortgage Assets	$4,425,780	100.0%	$4,866,780	100.0%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Including the effect of these hedges, at March 31, 2006 the weighted-average months to reset of our 3-year and 5-year hybrid residential mortgage loans was one month.
          At March 31, 2006 and December 31, 2005, the weighted-average period to reset of our total mortgage assets was one year and 2.8 years, respectively.
          Total mortgage assets had a weighted-average coupon of 5.57% and 4.62% at March 31, 2006 and December 31, 2005, respectively.
          Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 9.40% and 9.23% at March 31, 2006 and December 31, 2005, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.60% and 11.31% at March 31, 2006 and December 31, 2005, respectively.
          The periodic adjustments to the interest rates of our mortgage assets are based on changes in an objective index. Substantially all of our mortgage assets adjust their interest rates based on: (1) the U.S. Treasury index, or Treasury, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board; (2) the London Interbank Offered Rate, or LIBOR; (3) Moving Treasury Average, or MTA or (4) Cost of Funds Index, or COFI. The percentages of the mortgage assets in our investment portfolio at March 31, 2006 that were indexed to interest rates is as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	90%	10%	—%	—%
Loans held-for-investment	32	—	68	—

          The percentages of the mortgages assets in our investment portfolio at December 31, 2005 that were indexed to interest rates is as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	65%	35%	—%	—%
Loans held-for-investment	100	—	—	—
          The principal payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 15% and 25% for the three months ended March 31, 2006 and March 31, 2005, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments in our portfolio.
Liquidity and Capital Resources
          Our primary source of funds at March 31, 2006 consisted of repurchase agreements totaling $2.0 billion with a weighted-average current borrowing rate of 4.59%, which we used to finance our mortgage-backed securities. We expect to continue to borrow funds for our mortgage-backed securities through repurchase agreements. At March 31, 2006, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 15 of which were in use on March 31, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities that we are financing with repurchase agreements, which could limit our future borrowing ability or cause our repurchase agreement counterparties to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.
          At March 31, 2006, the primary source of funds for our loan origination and securitization portfolio was $1.7 billion of non-recourse mortgage-backed notes, with a weighted-average borrowing rate of 5.08%. In addition, we had a $500.0 million warehouse lending facility with Morgan Stanley Bank that was established in August 2005, a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005, and a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. that was established in January 2006. All three warehouse lending facilities are structured as repurchase agreements. At March 31, 2006, we had $259.4 million of outstanding borrowings on our warehouse lending facilities.
          The residential mortgage loans we acquire are initially financed with our warehouse lending facilities, with the intention of ultimately securitizing the loans and financing them with permanent non-recourse mortgage-backed notes. Proceeds from our securitizations are used to pay down the outstanding balance of our warehouse lending facilities. We intend to match the income that we earn on our mortgage loans, plus the benefit of any hedging activities, with the cost of the liabilities related to our mortgage loans, a process known as “match-funding” our balance sheet. In order to facilitate the securitization and permanent financing of our mortgage loans, we will generally create subordinated certificates, providing a specified amount of credit enhancement, which we intend to retain on our balance sheet.
          On January 26, 2006, we issued $576.1 million of private-label, non-recourse multi-class mortgage-backed notes related to a pool of our residential mortgage loans, LUM 2006-1. We retained $39.5 million of the mortgage-backed securities for our Residential Mortgage Credit portfolio and placed $536.6 million with third-party investors, thereby providing permanent collateralized financing for the residential mortgage loans securitized in LUM 2006-1. On February 23, 2006, we issued $801.5 million of private-label, non-recourse multi-class mortgage-backed notes related to a pool of our residential mortgage loans, LUM 2006-2. We retained $54.5 million of the mortgage-backed securities for our Residential Mortgage Credit portfolio and placed $747.0 million with third-party investors, thereby providing permanent collateralized financing for the residential mortgage loans securitized in LUM 2006-2.

          At March 31, 2006, we had mortgage-backed notes totaling $1.7 billion with a weighted-average borrowing rate of 5.08% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on one-month LIBOR.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2006.
          We employ a leverage strategy to increase our mortgage-related assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally seek to maintain an overall borrowing leverage between eight to 20 times the amount of our equity, including securitizations consummated as financings. We establish leverage ratio targets for each of our investment strategies. Specifically, our targeted leverage ratio range for the mortgage-backed securities in our Spread strategy portfolio is between eight and 12 times and the targeted leverage ratio range for the residential mortgage loans in our Residential Mortgage Credit portfolio is between 15 and 25 times. At March 31, 2006, the overall borrowing leverage ratio for our entire portfolio was 10.3 times.
          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our Board of Directors.
          On May 10, 2006, we paid a cash distribution of $0.05 per share to our stockholders of record on April 10, 2006. This distribution is a taxable dividend and not considered a return of capital. We did not distribute $3.2 million of our REIT taxable net income for the year ended December 31, 2005. We intend to declare a spillback distribution in this amount during 2006.
          We believe that equity capital, combined with the cash flows from operations, securitizations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. However, an increase in interest rates substantially above our expectations could cause a liquidity shortfall. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-related assets or sell debt or additional equity securities. If required, the sale of mortgage-related assets at prices lower than the carrying value of such assets could result in losses and reduced income.
          We have a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At March 31, 2006, total proceeds of up to $468.9 million remain available to us to offer and sell under this shelf registration statement.
          On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2006, we did not sell any shares of common stock or preferred stock pursuant to this agreement.
          We have a shelf registration statement on Form S-3 with the SEC with respect to our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. During the three months ended March 31, 2006, we issued no new shares of common stock through the Plan.

          In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. During the three months ended March 31, 2006, we repurchased a total of 1,074,200 shares at a weighted-average price of $8.36 per share. From the inception of our repurchase program through April 2006, we have repurchased a total of 2,378,750 shares at a weighted-average price of $7.97 per share. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
          We may increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, single-seller commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds form such capital raises. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation of us.
Inflation
          Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, and our distributions are determined by our board of directors primarily based on our REIT taxable net income as calculated pursuant to the Code; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Contractual Obligations and Commitments
          The table below summarizes our contractual obligations at March 31, 2006. The table excludes accrued interest payable, and interest rate swaps because those contracts do not have fixed and determinable payments:

	Payments Due by Period
					More
		Less than	1 – 3	3 – 5	than 5
(in millions)	Total	1 year	years	years	years
Repurchase agreements	$1,957.5	$1,957.5	$—	$—	$—
Mortgage-backed notes (1)	1,743.9	303.0	849.2	520.5	71.2
Warehouse lending facilities	259.5	259.5	—	—	—
Junior subordinated notes	92.8	—	—	—	92.8
Management fees	5.1	3.4	1.7	—	—

Total	$4,058.8	$2,523.4	$850.9	$520.5	$164.0

(1)	The mortgage-backed notes have stated maturities through 2036; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the mortgage-backed notes. The payments represented reflect our assumptions for prepayment and credit losses at March 31, 2006 and assume we will exercise our redemption option.
          At March 31, 2006, certain investments in our Spread portfolio were externally managed pursuant to the Amended Agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 7 to the consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for significant terms of the Amended Agreement.
Off-Balance Sheet Arrangements
          In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. See Note 4 to our consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.

	Payments Due by Period
		Less than 1	1 – 3	3 – 5	More than
(in millions)	Total	year	years	years	5 years
Junior subordinated notes	$92.8	—	—	—	$92.8
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Interest Rate Risk
          We are subject to interest rate risk in connection with our investments in residential mortgage loans, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our related debt obligations, which include repurchase agreements, mortgage-backed notes, warehouse lending facilities and derivative contracts.
     Effect on Net Interest Income
          We finance our mortgage loans held-for-investment through a combination of warehouse lending facilities initially, and non-recourse mortgage-backed notes following the securitization of our loans. Our mortgage loan assets consist of a combination of adjustable-rate mortgage loans and hybrid adjustable-rate mortgage loans. The interest rates on our warehouse lending facilities and non-recourse mortgage-backed notes generally reset on a monthly basis. In general, we use derivative contracts to match-fund the cost of our related borrowings with the income that we expect to earn from our hybrid adjustable-rate mortgage loans that currently have fixed coupon rates. If our hedging activities are effective, over a variety of interest rate scenarios the change in income from our mortgage loans held-for-investment, plus the benefit or cost of our related hedging activities, will generally offset the change in the cost of our related borrowings such that the net interest spread from our mortgage loans will remain substantially unchanged.
          We finance our adjustable-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with hybrid-adjustable rate mortgage-backed securities tend to increase while the income earned on such hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This effect results in a narrowing of the net interest spread between the related assets and borrowings with respect to our hybrid adjustable-rate mortgage-backed securities and may even result in losses. With respect to our adjustable-rate mortgage-backed securities, during a period of rising interest rates the adjustable coupon rates on our adjustable-rate mortgage-backed securities would increase along with the increase in their related borrowing costs such that the net interest spread on these assets would remain substantially unchanged.
          As a means to mitigate the negative impact of a rising interest rate environment on the net interest spread of our hybrid adjustable-rate mortgage-backed securities, we have entered into derivative contracts, specifically Eurodollar futures contracts, interest rate swap contracts and swaption contracts. Hedging techniques are based, in part, on assumed levels of prepayments of the hybrid adjustable-rate mortgage-backed securities that are being hedged. If actual prepayments are slower or faster than assumed, the life of the hybrid adjustable-rate mortgage-backed securities being hedged will be longer or shorter, which could reduce the effectiveness of any hedging strategies that we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
          All of our hedging activities are also limited by the asset and sources-of-income requirements applicable to us as a REIT.
     Extension Risk
          Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At March 31, 2006, 15.4% of our total mortgage assets were comprised of hybrid adjustable-rate mortgage loans and 17.2% was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage loans and mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may decrease (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may increase (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to shorten. The possibility that our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities may lengthen or shorten due to faster or slower prepayment activity is commonly known as “extension risk.”
          When we acquire hybrid adjustable-rate mortgage loans or hybrid adjustable-rate mortgage-backed securities, and finance them with borrowings, we may, but are not required to, enter into derivative contracts to effectively fix, or hedge, our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related hybrid adjustable-rate mortgage loan or hybrid adjustable-rate mortgage-backed security. This hedging strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related hybrid adjustable-rate mortgage loan or hybrid adjustable-rate mortgage-backed security. Depending upon the type of derivative contract that we use to hedge these borrowing costs however, extension risk related to the hybrid adjustable-rate mortgage loans or hybrid adjustable-rate mortgage-backed securities being hedged may cause a mismatch with the hedging instruments and negatively impact the desired result from our hedging activities. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
          Certain mortgage loans that we purchase directly and certain mortgage loans collateralizing mortgage-backed securities that we purchase permit negative amortization. A negative amortization provision in a mortgage loan allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage loan and to add the deferred interest amount to the principal balance of the mortgage loan. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgage loans will increase and their weighted-average lives will extend.
     Interest Rate Cap Risk
          We also invest in residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are based on mortgages that are typically subject to periodic and lifetime interest rate caps. These interest rate caps limit the amount by which the coupon rate of these mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities may change during any given period.
          However, the borrowing costs related to our mortgage assets are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on the borrowings for our mortgage assets could increase without the limitation of interest rate caps, while the corresponding increase in coupon rates on our residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities could be limited by interest rate caps. This problem will be magnified to the extent that we acquire mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages that are fully-indexed.
          In addition, our residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of these payment caps could result in our receipt of less cash income on our residential mortgage loans and adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.
          We may purchase interest rate caps to mitigate these risks.

     Prepayment Risk
          Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgages were originated. Prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some of our adjustable-rate mortgage loans and the mortgage loans underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that we owned such an adjustable-rate mortgage loan or adjustable-rate mortgage-backed security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the mortgage loan or adjustable-rate mortgage-backed security. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage loans and mortgage-backed securities to replace the prepaid mortgage loans and mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted.
     Effect on Fair Value
          Another component of interest rate risk is the effect that changes in interest rates will have on the market value of our assets, liabilities and our hedging instruments. We are exposed to the risk that the market value of our assets will increase or decrease at different rates from those of our liabilities and our hedging instruments.
          We primarily assess our interest rate risk by estimating the duration of our assets, liabilities and hedging instruments. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same financial instruments.

          The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive assets, liabilities and hedging instruments at March 31, 2006, assuming rates throughout the entire yield curve instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
(in millions)	Basis Points	Unchanged	Basis Points	Basis Points
Mortgage-Backed Securities
Fair value	$2,290.9	$2,277.0	$2,263.2	$2,249.3
Change in fair value	13.9	—	(13.8)	(27.7)
Change as a percent of fair value	0.6%	—	(0.6)%	(1.2)%

Mortgage Loans Held-for-Investment (2)
Fair value	$2,190.8	$2,159.1	$2,127.4	$2,095.6
Change in fair value	31.7	—	(31.7)	(63.5)
Change as a percent of fair value	1.5%	—	(1.5)%	(2.9)%

Repurchase Agreements (1)(2)
Fair value	$1,957.5	$1,957.5	$1,957.5	$1,957.5
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Mortgage-backed Notes (1)(2)
Fair value	$1,743.9	$1,743.9	$1,743.9	$1,743.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Warehouse Lending Facility (1)(2)
Fair value	$259.4	$259.4	$259.4	$259.4
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Junior Subordinated Notes (2)
Fair value	$94.7	$90.9	$87.3	$83.8
Change in fair value	3.8	—	(3.6)	(7.1)
Change as a percent of fair value	4.2%	—	(4.0)%	(7.8)%

Hedge Instruments
Fair value	$0.7	$15.2	$23.2	$33.6
Change in fair value	(14.5)	—	8.0	18.4
Change as a percent of fair value	(95.4)%	—	52.6%	121.1%

(1)	The fair value of the repurchase agreements, mortgage-backed notes and warehouse lending facilities would not change materially due to the short-term nature of these instruments .

(2)	This liability is carried on the consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the liability.
           nm = not meaningful
          There are many simplifying assumptions made in the preparation of the table above, and as such this table is not a precise predictor of what would actually happen to the fair values of our assets, liabilities and hedging instruments in the interest rate scenarios described above. In addition, it is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes, implied and real volatility, and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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
Item 4. Controls and Procedures.
     Conclusion Regarding Disclosure Controls and Procedures
     At March 31, 2006, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
     Changes in Internal Control Over Financial Reporting
     There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          At March 31, 2006, no legal proceedings were pending to which we were party or of which any of our properties were subject.
Item 1A. Risk Factors
          For additional risk factor information about us, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
          A significant portion of our mortgages permit negative amortization. Negative amortization can increase the overall risk of our Residential Mortgage Credit portfolio and could adversely impact our results of operations or financial condition.
          Certain mortgages that we purchase directly and certain mortgages collateralizing mortgage-backed securities that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the principal balance of the mortgage. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages will increase and their weighted-average life will extend.
          When a mortgage or a mortgage collateralizing a mortgage-backed security experiences negative amortization, we continue to recognize interest income on the mortgage or mortgage-backed security although we are not receiving cash in an amount equal to the deferred portion of the interest income. As a result, when we recognize and distribute income to our stockholders related to negatively amortizing mortgages, we experience negative cash flow. This negative cash flow could adversely impact our results of operations or financial condition.
          In addition, when a mortgage experiences negative amortization, the principal balance of the mortgage increases while the underlying market value of the related mortgaged property can remain flat or decrease. In such cases, the then current loan-to-value ratio of the negatively amortizing mortgage increases. Increasing current loan-to-value ratios on mortgages correspondingly increase the likelihood and severity of potential credit losses related to those mortgages. Accordingly, higher current loan-to-value ratios could adversely impact our results of operations or financial condition.
          To the extent a mortgage experiences negative amortization such that its loan-to-value ratio exceeds the fair market value of the real estate securing the mortgage at the time we purchased the mortgage, that mortgage will no longer constitute a qualifying asset for the 55% test we are required to meet under the Investment Company Act of 1940, as amended. If we fail to satisfy the 55% test, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business in accordance with our operating policies. In addition, any portion of the principal balance of a negative-amortization mortgage that exceeds the appraised value of the underlying mortgaged property at the time we purchased it will constitute a non-qualifying asset for purposes of the 75% asset test, and produce non-qualifying income for purposes of the 75% gross income test, applicable to REITs under federal income tax law. Any failure to comply with these tests could result in application of monetary penalties and potential loss of our REIT status.
          The timing and amount of our cash distributions may experience volatility.
          It is our policy to make distributions to our stockholders of all or substantially all of our REIT taxable net income in each fiscal year, subject to certain adjustments, which, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We estimate our REIT taxable net income at certain times during the course of each fiscal year based upon a variety of information from third parties, although we do not receive some of this information before we complete our estimates As a result, our REIT taxable net income estimates during the course of each fiscal year are subject to adjustments to reflect not only the subsequent receipt of new information as to future events but also the subsequent receipt of information as to past events. Our REIT taxable net income is also subject to changes in the Code, or in the interpretation of the Code, with respect to our business model. REIT taxable net income for each fiscal year does not become final until we file our tax return for that fiscal year.
We do not intend to establish minimum distributions for the foreseeable future. Our ability to make distributions might be harmed by various risks, including the risk factors described in our 2005 Annual Report on Form 10K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors deems relevant from time to time. Our ability to make distributions to our stockholders in the future is dependent on these factors.
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

LUMINENT MORTGAGE CAPITAL, INC.

By:	/s/ GAIL P. SENECA Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2006

By:	/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 10, 2006

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

4.2
Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003, private offering) (1)

10.1		Amended and Restated Management Agreement, dated as of March 1, 2005, by and between the Registrant and Seneca Capital Management LLC (“Seneca”) (7)

10.2		Cost-Sharing Agreement, dated as of June 11, 2003, by and between the Registrant and Seneca (1)

10.3	†	2003 Stock Incentive Plan, as amended (10)

10.4	†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.5	†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.6	†	2003 Outside Advisors Stock Incentive Plan, as amended (10)

10.7	†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.8	†	Form of Indemnity Agreement (1)

10.9	†	Employment Agreement dated as of December 20, 2005, by and between the Registrant and Christopher J. Zyda (12)

10.10	†	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.11	†	Form of Restricted Stock Award Agreement for Seneca (3)

10.12		Controlled Equity Offering Sales Agreement dated February 7, 2005, between the Registrant and Cantor Fitzgerald & Co. (6)

10.13	†	Employment Agreement dated December 20, 2005, between the Registrant and S. Trezevant Moore, Jr. (12)

10.14	†	Employment Agreement dated December 20, 2005, between the Registrant and Gail P. Seneca (12)

10.15		Direct Stock Purchase and Dividend Reinvestment Plan dated June 29, 2005 (11)

Exhibit
Number		Description
14.1		Code of Business Conduct and Ethics (1)

14.2		Corporate Governance Guidelines (5)

31.1	*
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

32.2	*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Charter of the Audit Committee of the Board of Directors (1)

99.2		Charter of the Compensation Committee of the Board of Directors (1)

99.3		Charter of the Governance and Nominating Committee of the Registrant’s Board of Directors (1)

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 9, 2005.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-125479) which became effective under the Securities act of 1933, as amended, on June 28, 2005.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.