Form 10-Q
period 2006-06-30
LUMINENT MORTGAGE CAPITAL INC
filed 2006-08-09
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from       to
Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1694835
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

101 California Street, Suite 1350, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
(415) 217-4500
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
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in defined in Rule 12b-2 of the Exchange Act.
(Check one) Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.    No ☑.
     The number of shares of common stock outstanding on July 31, 2006 was 39,064,045.

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
     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:
•	the flattening of, or other changes in the yield curve, on our investment strategies;

•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the ability of our board of directors to change our operating policies and strategies without stockholder approval;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential conflicts of interest arising out of our relationship with our manager, on the one hand, and our manager’s relationships with other third parties, on the other hand;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;

•	volatility in the timing and amount of our cash distributions;

•	the inability of investors to review the assets that we will acquire with the net proceeds of any securities we offer before investors purchase our securities; and

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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
FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS
Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2006	2005
Assets:
Cash and cash equivalents	$6,763	$11,466
Restricted cash	47	794
Mortgage-backed securities available-for-sale, at fair value	80,321	219,148
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	1,886,274	4,140,455
Loans held-for-investment, net of allowance for loan losses of $1,525 at June 30, 2006	3,545,196	507,177
Interest receivable	23,955	21,543
Principal receivable	1,697	13,645
Derivatives, at fair value	18,440	10,720
Other assets	16,512	8,523

Total assets	$5,579,205	$4,933,471

Liabilities:
Repurchase agreements	$2,308,232	$3,928,505
Mortgage-backed notes	2,709,646	486,302
Warehouse lending facilities	874	—
Unsettled security purchases	53,181	—
Junior subordinated notes	92,788	92,788
Margin debt	—	3,548
Cash distributions payable	7,823	1,218
Accrued interest expense	9,596	21,123
Management compensation payable, incentive compensation payable and other related party liabilities	1,870	1,282
Accounts payable and accrued expenses	2,694	2,384

Total liabilities	5,186,704	4,537,150

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 39,065,245 and 40,587,245 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	39	41
Additional paid-in capital	498,084	511,941
Accumulated other comprehensive income (loss)	(8,431)	7,076
Accumulated distributions in excess of accumulated earnings	(97,191)	(122,737)

Total stockholders’ equity	392,501	396,321

Total liabilities and stockholders’ equity	$5,579,205	$4,933,471

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2006	2005	2006	2005
Net interest income:
Interest income:
Spread portfolio	$19,845	$42,002	$50,810	$84,315
Mortgage loan and securitization portfolio	45,398	—	68,009	—
Credit sensitive bond portfolio	9,667	461	17,683	663

Total interest income	74,910	42,463	136,502	84,978

Interest expense	53,513	32,098	99,484	52,637

Net interest income	21,397	10,365	37,018	32,341

Other income (expenses):
Other income (expense)	7,052	(899)	15,168	(899)
Impairment losses on mortgage-backed securities	(462)	—	(2,179)	—
Gains (losses) on sales of mortgage-backed securities	(1,240)	—	823	—

Total other income (expenses)	5,350	(899)	13,812	(899)

Expenses:
Management compensation expense to related party	712	1,082	1,425	2,180
Incentive compensation expense to related parties	142	403	240	873
Salaries and benefits	2,018	648	4,441	856
Servicing expense	2,538	—	4,020	—
Provision for loan losses	1,525	—	1,525	—
Professional services	471	514	1,093	1,076
Board of directors expense	95	116	208	235
Insurance expense	146	137	287	275
Custody expense	75	143	187	194
Other general and administrative expenses	820	249	1,409	610

Total expenses	8,542	3,292	14,835	6,299

Income before income taxes	18,205	6,174	35,995	25,143

Income taxes	641	—	652	—

Net income	$17,564	$6,174	$35,343	$25,143

Net income per share — basic	$0.45	$0.16	$0.90	$0.67

Net income per share — diluted	$0.45	$0.16	$0.90	$0.67

Weighted-average number of shares outstanding — basic	38,609,963	38,176,274	39,060,284	37,694,382

Weighted-average number of shares outstanding — diluted	38,834,435	38,351,238	39,337,203	37,780,366

Dividend per share	$0.20	$0.27	$0.25	$0.63

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2006	40,587	$41	$511,941	$7,076	$(122,737)		$396,321

Net income					35,343	$35,343	35,343

Mortgage-backed securities available-for-sale, fair value adjustment				(8,969)		(8,969)	(8,969)

Amortization of derivative gains				(6,538)		(6,538)	(6,538)

Comprehensive income						$19,836

Distributions to stockholders					(9,797)		(9,797)

Issuance and amortization of restricted common stock	355	—	1,676				1,676

Repurchase of common stock	(1,877)	(2)	(15,533)				(15,535)

Balance, June 30, 2006	39,065	$39	$498,084	$(8,431)	$(97,191)		$392,501

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$35,343	$25,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium/(discount)	(1,416)	12,801
Impairment losses on mortgage-backed securities	2,179	—
Provision for loan losses	1,525	—
Negative amortization of loans held for investment	(16,969)	—
Share-based compensation	1,676	2
Realized and unrealized (gains)/losses on derivative instruments	(14,759)	122
Net gain on sales of mortgage-backed-securities available-for-sale	(823)	—
Changes in operating assets and liabilities:
Increase in interest receivable, net of purchased interest	1,130	1,818
Increase in other assets	(15,305)	(4,001)
Increase in accounts payable and accrued expenses	310	185
Decrease in accrued interest expense	(11,527)	(1,178)
Increase in management compensation payable, incentive compensation payable and other related-party payable	588	541

Net cash provided by (used in) operating activities	(18,048)	35,433

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(1,449,385)	(551,394)
Proceeds from sales of mortgage-backed securities available-for-sale	3,619,558	—
Principal payments of mortgage-backed securities available-for-sale	289,359	728,361
Purchases of loans held-for-investment, net	(3,143,481)	—
Principal payments of loans held-for-investment	106,707	—
Purchases of derivative instruments	(1,555)	(1,874)
Proceeds from sales of derivative instruments	2,326	—
Net change in restricted cash	747	—

Net cash provided by (used in) investing activities	(575,724)	175,093

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	30,030
Repurchases of common stock	(15,534)	—
Borrowings under repurchase agreements	19,794,029	8,333,222
Principal payments on repurchase agreements	(21,414,302)	(8,578,653)
Borrowings under warehouse lending facilities	2,468,843	—
Paydown of warehouse lending facilities	(2,467,969)	—
Distributions to stockholders	(3,202)	(29,729)
Borrowing under junior subordinated notes	—	49,964
Proceeds from issuance of mortgage-backed notes	2,324,948	—
Principal payments on mortgage-backed notes	(94,196)	—
Principal payments on margin debt	(3,548)	—
Net realized gains on Eurodollar futures contracts	—	(2,209)

Net cash provided by (used in) financing activities	589,069	(197,375)

Net increase (decrease) in cash and cash equivalents	(4,703)	13,151
Cash and cash equivalents, beginning of the period	11,466	10,581

Cash and cash equivalents, end of the period	$6,763	$23,732

Supplemental disclosure of cash flow information:
Interest paid	$113,741	$59,986
Income taxes paid	486	—
Non-cash investing and financing activities:
Increase in unsettled security purchases	$53,181	$471,128
(Increase) decrease in principal receivable	11,948	(5,509)
Incentive compensation payable settled through issuance of restricted common stock	—	2,178
Accounts payable and accrued expenses settled through issuance of restricted common stock	—	55
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	—	(1,036)
Increase (decrease) in dividend payable to shareholders	6,605	(5,118)

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Luminent is a Real Estate Investment Trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans originated in partnership with selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities.
     The Company manages the Residential Mortgage Credit strategy, which is comprised of the mortgage loan and securitization portfolio and the credit sensitive bond portfolio. The Company’s Spread strategy consists of two portfolios. The Company manages one of the portfolios and the other is managed by Seneca Capital Management LLC, or the Manager, pursuant to a management agreement.
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
   Premiums and Discounts on Mortgage-backed Notes Issued
     Premiums and discounts on mortgage-backed notes issued result from proceeds upon issuance to third parties being in excess of or below the par value of the debt issued. Mortgage-backed notes are carried at their unpaid principal balances net of any unamortized premium or discount on the condensed consolidated balance sheet. Premiums and discounts are amortized into income using an effective yield methodology and are recorded in interest expense on the condensed consolidated statement of operations.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
   Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or Code. As such, the Company routinely distributes substantially all of the income generated from operations to its stockholders. As long as the Company retains its REIT status, it generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that it distributes its REIT taxable net income to its stockholders.
     The Company has a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 44%. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. The Company also has a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 35%.
     For the three and six months ended June 30, 2006, the current provision for corporate net income tax was $641 thousand and $652 thousand, respectively. There were no provisions for income taxes during the three and six months ended June 30, 2005.
   Recent Accounting Pronouncements
     The FASB has placed an item on its SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated balance sheet, and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale.
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
     This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company’s net equity would not be materially affected. At June 30, 2006 and December 31, 2005, the Company has identified available-for-sale securities with a fair value of $29.6 million and $19.9 million, respectively which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
transactions at June 30, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $29.6 million and $19.9 million, respectively.
     In June 2006, FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this Interpretation is adopted. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.
NOTE 2—MORTGAGE-BACKED SECURITIES
     The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at June 30, 2006 and December 31, 2005, which are carried at fair value (in thousands):

	June 30,	December 31,
	2006	2005
Amortized cost	$1,979,884	$4,363,923
Unrealized gains	3,612	8,357
Unrealized losses	(16,901)	(12,677)

Fair value	$1,966,595	$4,359,603

     At June 30, 2006 and December 31, 2005, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 98.7% and 98.3% of face amount, respectively.
     Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
     The following table summarizes the Company’s mortgage-backed securities at June 30, 2006, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
Less than one year	$148,771	$149,581	4.26%
Greater than one year and less than five years	1,673,774	1,677,413	5.65
Greater than five years	144,050	152,890	6.26

Total	$1,966,595	$1,979,884	5.60%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the Company’s mortgage-backed securities at December 31, 2005, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
Less than one year	$690,568	$690,539	4.51%
Greater than one year and less than five years	3,489,302	3,489,179	4.35
Greater than five years	179,733	184,205	6.15

Total	$4,359,603	$4,363,923	4.46%

     The weighted-average lives of the mortgage-backed securities at June 30, 2006 and December 31, 2005 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, and steepness of the yield curve, current mortgage rates, and mortgage rates of the outstanding loans, loan age, margin and volatility.
     The actual weighted-average lives of the mortgage-backed securities could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
     During the three months ended June 30, 2006, the Company sold mortgage-backed securities totaling $0.5 billion and realized gains of $0.1 million and losses of $1.3 million. During the six months ended June 30, 2006, the Company sold mortgage-backed securities totaling $3.6 billion and realized gains of $9.7 million and losses of $8.9 million. The Company did not sell any mortgage-backed securities during the six months ended June 30, 2005.
     The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$128,522	$(1,291)	$92,046	$(663)	$220,568	$(1,954)

Non-agency-backed mortgage-backed securities	580,703	(14,947)	—	—	580,703	(14,947)

Total temporarily impaired mortgage-backed securities	$709,225	$(16,238)	$92,046	$(663)	$801,271	$(16,901)

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

     At June 30, 2006, the Company held approximately $2.0 billion of mortgage-backed securities at fair value, comprised of approximately $1.5 billion in the Spread portfolio and $0.5 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $3.6 million and unrealized losses of $16.9 million. At December 31, 2005, the Company held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in the Spread portfolio and approximately $0.3 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million.
     During the three and six months ended June 30, 2006, the Company recognized total impairment losses on mortgage-backed securities of $0.5 million and $2.2 million, respectively, in the Spread portfolio due to the Company’s decision to reposition the Spread portfolio. The Company does not intend to hold certain mortgage-backed securities in the Spread portfolio that were at unrealized loss positions for a period of time sufficient to allow for recovery in fair value. The Company determined that the unrealized losses on certain mortgage-backed securities reflected at June 30, 2006 were other-than-temporary impairments as defined in SFAS No. 115, and therefore the Company recognized impairment losses in its consolidated statement of operations.
     At June 30, 2006, the Spread portfolio contained mortgage-backed securities with unrealized losses of $2.1 million and unrealized gains of approximately $0.8 million. The Company has the intent and ability to hold these mortgage-backed securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At June 30, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase and all of the securities were AAA-rated non-agency-backed or agency-backed mortgage-backed securities. As such, the Company does not believe any of these securities are other-than-temporarily impaired at June 30, 2006.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At June 30, 2006 and December 31, 2005, the Company had unrealized losses of $14.8 million and $12.7 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At June 30, 2006 and December 31, 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities in the Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at June 30, 2006 or December 31, 2005 are other-than-temporarily impaired.
NOTE 3—LOANS HELD-FOR-INVESTMENT
     The following table summarizes the Company’s residential mortgage loans classified as held-for-investment at June 30, 2006, which are carried at amortized cost net of allowance for loan losses (in thousands):

June 30, 2006
Principal	$3,479,846
Unamortized premium	66,875

Amortized cost	3,546,721
Allowance for loan losses	(1,525)

Total residential loans, net of allowance for loan losses	$3,545,196

     The following table summarizes the Company’s residential mortgage loans classified as held-for-investment at December 31, 2005, which are carried at amortized cost net of allowance for loan losses (in thousands):

December 31,
2005
Principal	$506,498
Unamortized premium	679

Amortized cost	507,177
Allowance for loan losses	—

Total residential loans, net of allowance for loan losses	$507,177

     At June 30, 2006 and December 31, 2005, residential mortgage loans had a weighted-average amortized cost, excluding residual interests, of 101.9% and 100.1% of face amount, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three months ended June 30, 2006 (dollars in thousands):

June 30, 2006
Balance, beginning of period	$—
Provision for loan losses	1,525
Charge-offs, net of recoveries	—

Balance, end of period	$1,525

     We performed an allowance for loan losses analysis as of June 30, 2006 and recorded a $1.5 million provision for the three months and six months ended June 30, 2006. We performed an allowance for loan losses analysis as of December 31, 2005 and we made a determination that no allowance for loan losses was required for our residential mortgage portfolio. At June 30, 2006, there were $6.8 million of residential mortgage loans 90 days or more past due all of which were on non-accrual basis. There were no residential mortgage loans 90 days or more past due at December 31, 2005 and all loans were accruing interest.
NOTE 4—BORROWINGS
     The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of repurchase agreements, securitization transactions structured as secured financings, warehouse lending facilities, junior subordinated notes and a margin lending facility.
     The following table presents summarized information with respect to the Company’s borrowings at June 30, 2006 (dollars in thousands):

		Weighted-
		Average
	Outstanding	Interest	Fair Value of
	Borrowings	Rate	Collateral (1)
Repurchase agreements	$2,308,232	5.10%	$2,492,409
LUM 2005-1	425,092	5.60	425,657
LUM 2006-1	532,168	5.61	533,017
LUM 2006-2	733,706	5.55	733,954
LUM 2006-3	644,060	5.69	646,685
LUM 2006-4	371,127	5.52	371,226
Junior subordinated notes	92,788	8.57	none
Warehouse lending facilities	874	5.99	874

Total	$5,108,047	5.43%	$5,203,822

(1)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.

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
   Repurchase Agreements
     The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At June 30, 2006 and December 31, 2005, the Company had repurchase agreements with an outstanding balance of $2.3 billion and $3.9 billion, respectively, and with weighted-average interest rates of 5.10% and 4.25%, respectively. At June 30, 2006 and December 31, 2005, mortgage-backed securities pledged as collateral for repurchase agreements had estimated fair values of $2.5 billion and $4.2 billion, respectively.
     At June 30, 2006, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	1,065,324
Between 31 and 90 days	1,242,908
91 days or more	—

Total	$2,308,232

     At December 31, 2005, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	1,902,729
Between 31 and 90 days	929,023
Between 91 and 237 days	1,082,268

Total	$3,914,020

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          At June 30, 2006, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(in days)
Banc of America Securities LLC	$581	10
Barclays Capital, Inc.	4,691	22
Bear Stearns & Co.	64,419	30
Cantor Fitzgerald	4,904	26
Citigroup	2,967	11
Countrywide	23,153	24
Credit Suisse First Boston	2,494	19
Deutsche Bank Securities Inc.	4,609	3
Greenwich Capital Markets	9,818	14
HSBC Securities Inc.	1,276	25
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith, Inc.	3,436	5
UBS Paine Webber	18,530	47
Washington Mutual	40,888	24

Total	$181,766	28

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage-backed Notes
          At June 30, 2006 and December 31, 2005, the Company had mortgage-backed notes with an outstanding balance of $2.7 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.60% and 4.66%, respectively, per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Unpaid interest on the mortgage-backed notes was $3.9 million and $0.3 million at June 30, 2006 and December 31, 2005, respectively. Net unamortized premiums on the mortgage-backed notes were $3.5 million at June 30, 2006 and there were no net unamortized premiums at December 31, 2005. The stated maturities of the mortgage-backed notes at June 30, 2006 were between 2035 and 2046. At June 30, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $2.7 billion and $0.5 billion were pledged as collateral for mortgage-backed notes issued.
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
     Warehouse Lending Facilities
          During the six months ended June 30, 2006, the Company established a $1.0 billion warehouse lending facility, in the form of a repurchase agreement, with Greenwich Financial Products, Inc. This facility is in addition to the warehouse lending facilities established in 2005. During 2005, the Company established a $500.0 million warehouse lending facility with Morgan Stanley Bank, in the form of a repurchase agreement, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation, in the form of a repurchase agreement. These facilities are the Company’s primary source of funding for acquiring mortgage loans. These warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.
          At June 30, 2006, the total borrowing capacity under the Company’s warehouse lending facilities was $2.0 billion and the Company had $0.9 million outstanding at a weighted-average interest rate of 5.99%. At December 31, 2005, the borrowing capacity under the warehouse lending facilities was $1.0 billion. At December 31, 2005, no amounts were outstanding under the warehouse lending facilities.
          The Company acquires residential mortgage loans with the intention of securitizing them and retaining the securitized mortgage loans in the Company’s portfolio to match the income earned on mortgage assets with the cost of the related liabilities, also referred to as match-funding the balance sheet. In order to facilitate the securitization or financing of its loans, the Company will generally create subordinate certificates, providing a specified amount of credit enhancement, which the Company intends to retain in its investment portfolio. Proceeds from securitizations are used to pay down the outstanding balance of warehouse lending facilities.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Junior Subordinated Notes
          Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The note balances and related weighted-average interest rates listed by trust were as follows at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Borrowings	Interest	Borrowings	Interest
	Outstanding	Rate	Outstanding	Rate
Junior subordinated notes:
DST I	$51,550	8.16%	$51,550	8.16%
DST II	41,238	9.08	41,238	8.21

Total	$92,788	8.57%	$92,788	8.18%

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
          Unamortized deferred issuance costs associated with the junior subordinated notes amounted to $2.7 million at June 30, 2006 and $2.8 million at December 31, 2005, and are being amortized using the effective yield method over the term of the junior subordinated notes.
     Margin Lending Facility
          The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. No borrowings were outstanding under the margin lending facility at June 30, 2006. At December 31, 2005, the Company had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%.
NOTE 5—CAPITAL STOCK AND EARNINGS PER SHARE
          At June 30, 2006 and December 31, 2005, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2006 and December 31, 2005, 39,065,245 and 40,587,245 shares of common stock, respectively, were outstanding and no shares of preferred stock were outstanding.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          On November 7, 2005, the Company announced that its board of directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced the initiation of an additional share repurchase program to acquire an incremental 3,000,000 shares. Through June 30, 2006, the Company had repurchased 2,552,050 shares at a weighted-average price of $8.02 and was authorized to acquire up to 2,447,950 more common shares.
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
          The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2006:

	For the Three Months		For the Six Months
	Ended June 30, 2006		Ended June 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$17,564	$17,564	$35,343	$35,343

Weighted-average number of common shares outstanding	38,609,963	38,609,963	39,060,284	39,060,284
Additional shares due to assumed conversion of dilutive instruments	—	224,472	—	276,919

Adjusted weighted-average number of common shares outstanding	38,609,963	38,834,435	39,060,284	39,337,203

Net income per share	$0.45	$0.45	$0.90	$0.90

          The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2005:

	For the Three Months		For the Six Months
	Ended June 30, 2005		Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$6,174	$6,174	$25,143	$25,143

Weighted-average number of common shares outstanding	38,176,274	38,176,274	37,694,382	37,694,382
Additional shares due to assumed conversion of dilutive instruments	—	174,964	—	85,894

Adjusted weighted-average number of common shares outstanding	38,176,274	38,351,238	37,694,382	37,780,366

Net income per share	$0.16	$0.16	$0.67	$0.67

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6—2003 STOCK INCENTIVE PLANS
          The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock are authorized to be awarded at the discretion of the compensation committee of the board of directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Code of non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the compensation committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the compensation committee. The Company uses historical data to estimate stock option exercise and employee termination in its calculations of stock-based employee compensation expense and expected terms.
          The following table illustrates the common stock available for grant at June 30, 2006:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	617,666	—	617,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,232,334	150,000	1,382,334

          At June 30, 2006, the Company had outstanding stock options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the six months ended June 30, 2006:

2006
Weighted-
	Number	Average
	of	Exercise
	Options	Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

          The following table summarizes certain information about stock options outstanding at June 30, 2006:

	Outstanding			Exercisable
		Weighted-
		Average			Weighted-
Range of		Remaining	Weighted-		Average	Weighted-
Exercise	Number of	Life	Average	Number of	Remaining Life	Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price
$13.00–$14.00	5,000	7.3	$13.00	3,334	7.3	$13.00
$14.01–$15.00	50,000	7.1	15.00	33,333	7.1	15.00

$13.00–$15.00	55,000		$14.82	36,667		$14.82

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The aggregate intrinsic value of outstanding stock options and exercisable stock options at June 30, 2006 was zero.
          The following table illustrates the changes in nonvested stock options during the six months ended June 30, 2006:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	18,333	$0.22
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, end of the period	18,333	$0.22

          The following table illustrates the changes in common stock awards during the six months ended June 30, 2006:

	Number of	Weighted-
	Common	Average Issue
	Shares	Price
Outstanding, beginning of period	202,829	$10.53
Issued	355,000	7.95
Repurchased	—	—

Outstanding, end of period	557,829	$8.89

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
          The following table illustrates the changes in nonvested common stock awards during the six months ended June 30, 2006:

		Weighted-
	Number of	Average
	Common	Grant-Date
	Shares	Fair Value
Nonvested, beginning of the period	194,453	$10.46
Granted	355,000	7.95
Vested	(134,887)	8.71
Repurchased	—	—

Nonvested, end of the period	414,566	$8.88

          Total stock-based employee compensation expense related to common stock awards for the three months ended June 30, 2006 and 2005 was $231 thousand and $118 thousand, respectively. Total stock-based employee compensation expense related to common stock awards for the six months ended June 30, 2006 and 2005 was $1.2 million and $0.1 million, respectively. At June 30, 2006, stock-based employee compensation expense of $2.9

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.3 years.
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
          The Manager is eligible to earn Applicable Minimum Fees in the event that the aggregate base management compensation and incentive management compensation calculated is less than the Applicable Minimum Fees per the terms of the Amended Agreement. At June 30, 2006, Applicable Minimum Fees of $3.7 million must be paid to the Manager through December 31, 2007.
          Under the Amended Agreement, the base management compensation and incentive management compensation are paid to the Manager by the Company in cash. Base management and incentive compensation are only earned by the Manager for assets that are managed by the Manager.
          The Company is entitled to terminate the Amended Agreement under certain circumstances as defined by the Amended Agreement.
          Base management compensation for the three and six months ended June 30, 2006 was $0.7 million and $1.4 million, respectively. Base management compensation for the three and six months ended June 30, 2005 was $1.1 million and $2.2 million, respectively.
          Incentive compensation expense for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively. Incentive compensation expense for the three and six months ended June 30, 2005 was $0.4 million and $0.9 million, respectively. Under the Amended Agreement, the Manager did not earn any incentive compensation during the three and six months ended June 30, 2006 and 2005. The incentive compensation expense during the three and six months ended June 30, 2006 and 2005 related primarily to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the periods.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The Company had not paid the Manager base management compensation of $0.9 million at both June 30, 2006 and December 31, 2005.
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and derivative contracts is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, mortgage-backed notes, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at June 30, 2006 and December 31, 2005 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $90.2 million, respectively, at June 30, 2006. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.8 million, respectively, at December 31, 2005. In addition, the carrying value and fair value of the Company’s loans held-for-investment was $3.5 billion and $3.6 billion, respectively, at June 30, 2006. The carrying value and fair value of the Company’s loans held-for-investment was $507.2 million and $507.7 million, respectively, at December 31, 2005.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
          The following is a summary of the components of accumulated other comprehensive income (loss) at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized holding losses on mortgage-backed securities available-for-sale	$(14,645)	$(116,397)
Reclassification adjustment for net losses on mortgage-backed securities available-for-sale included in net income	(823)	69
Impairment losses on mortgage-backed securities	2,179	112,008

Net unrealized losses on mortgage-backed securities available-for-sale	(13,289)	(4,320)
Net deferred realized and unrealized gains on cash flow hedges	4,858	11,396

Accumulated other comprehensive income (loss)	$(8,431)	$7,076

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table is a summary of derivative contracts held at June 30, 2006 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Interest rate swap contracts	$16,985
Interest rate cap contracts	1,326
Interest rate corridor contracts	129

Total	$18,440

          The following table is a summary of derivative contracts held at December 31, 2005 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Swaption contracts	$1,531
Interest rate cap contracts	74
Cash Flow Hedges:
Eurodollar futures contracts sold short	4,895
Interest rate swap contracts	4,220

Total	$10,720

     Free Standing Derivatives
          Free standing derivative contracts are carried on the consolidated balance sheet at fair value. Gains of $5.1 million and $14.6 million were recognized in other income due to the change in fair value of these contracts during the three and six months ended June 30, 2006, respectively. In addition, the Company realized gains on sales of interest rate swap contracts of $1.6 million were recognized in other income during the three and six months ended June 30, 2006. Losses of $899 thousand were recognized in other expense due to the change in fair value of these contracts during the three and six months ended June 30, 2005.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          During the three and six months ended June 30, 2006, interest expense decreased by $0.1 million and $1.6 million, respectively, due to the amortization of net realized gains on Eurodollar futures contracts and by $4.4 million of amortization of effectiveness gains on interest rate swap contracts for both the three and six months ended June 30, 2006.
          During the three and six months ended June 30, 2005, losses of $120 thousand and gains of $472 thousand were recognized in interest expense due to hedge ineffectiveness. During the three months ended June 30, 2005, interest expense increased by $2.5 million due to the amortization of net realized gains on Eurodollar futures contracts and decreased by $2.4 million of net interest income received from swap contract counterparties. During the six months ended June 30, 2005, interest expense was decreased by $2.2 million due to the amortization of net realized gains on Eurodollar futures contracts and $3.2 million of net interest income received from swap contract counterparties.
     Purchase Commitment Derivatives
          The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. At June 30, 2006, no unrealized gains or losses were recorded on the Company’s consolidated balance sheet for outstanding purchase commitments. No outstanding purchase commitments were outstanding at December 31, 2005. During the three and six months ended June 30, 2006, net gains of $0.5 million and net losses of $0.5 million related to purchase commitment derivatives were recorded in other expense on the Company’s consolidated statement of operations.
NOTE 11—SUBSEQUENT EVENTS
          In July 2006, the Company established a further $1.0 billion warehouse lending facility, in the form of a repurchase agreement, with Barclays Bank plc.
          Additionally, in August 2006, the Company closed a $1.0 billion single-seller commercial paper program to finance the Company’s purchases of Agency and AAA-rated mortgage-backed securities through a subsidiary of the Company called Luminent Star Funding I.

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
Overview
     Executive Summary
          Our primary mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages made to borrowers of prime credit quality. We began investing in 2003, with an initial Spread strategy of investing in high quality, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a reduced level of credit risk, it also has considerable interest rate exposure. The persistently flat yield curve and ongoing Federal Reserve rate increases since June 2004 have pressured our ability to provide steady income, and led us to augment our strategy in 2005. The new strategy, which we refer to as our Residential Mortgage Credit strategy, includes investments in non-agency mortgage-backed securities rated below AAA as well as prime whole loan purchases and securitizations of those loans, in a manner that should reduce our exposure to interest rates. We plan to pursue this strategy as our principal strategy as a means to continue to reduce interest rate risk, and build the basis for dividend stability and growth.
          During the first six months of 2006, we have repositioned our portfolios in order to reduce our exposure to interest rate volatility, such that our Residential Mortgage Credit portfolio now represents the majority of our overall asset portfolio with investments that are less sensitive to interest rates, and therefore more predictable and sustainable. As a further result of this repositioning, approximately 85% of the securities within our spread portfolio now consist of residential mortgage loans with interest rates that reset within one month or less. Our credit strategy seeks to structure, acquire and fund mortgage loans that will provide long-term reliable income to our stockholders. We seek to accomplish this goal primarily through the purchase of mortgage loans which we design and originate in partnership with selected high quality providers with whom we have long and well-established relationships. We then securitize those loans and seek to retain the most valuable tranches of the securitization. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us, however, our mortgage loans are pledged as collateral for the securities we issue. As a secondary strategy, we invest in subordinated mortgage-backed securities that have credit ratings below AAA. We do this opportunistically, as we discover value and credit arbitrage opportunities in the market.
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
          During July, we established a relationship with a servicer whereby the servicer would service residential mortgage loans on our behalf in exchange for a fee. Establishing this relationship will enable us to purchase residential mortgage loans with servicing released while maintaining the objectives of our operational efficiency.

As a result, we will be able to expand the network of originators from whom we can purchase residential mortgage loans, without generating a servicing asset that we would need to own and hedge.
          We manage our Residential Mortgage Credit Strategy. Our Spread strategy consists of two portfolios. We manage one of the portfolios and the other is managed by Seneca Capital Management LLC, or the Manager, pursuant to a management agreement.
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
          Refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2005 Annual Report on Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Quarterly Report on Form 10-Q and in our 2005 Annual Report on Form 10-K for additional credit risk and interest rate risk discussion.
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
          We estimate the fair value of our Residential Mortgage Credit portfolio of mortgage-backed securities using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell the mortgage-backed securities. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine market values.
          When the fair value of an available-for-sale security is less than its amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If management determines an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded in our consolidated statement of operations as if the loss had been realized in the period of impairment.
          Management considers several factors when evaluating securities for other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. During the three and six months ended June 30, 2006, we recognized impairment losses of $0.5 million and $2.2 million, respectively, in connection with our decision to reposition our Spread portfolio because we do not have the intent to hold certain securities in our Spread portfolio for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2006, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $16.9 million which, if the prices do not recover, may result in the recognition of future losses.
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

     Allowance and Provision for Loan Losses
          We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of the allowance for loan losses we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. In our review of national and local economic trends and conditions we consider, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.
          To estimate the allowance for loan losses, we first identify impaired loans. Loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics are evaluated collectively for impairment. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
          Our allowance for loan losses is established using industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to foreclosure) on those loans based on industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for doubtful accounts if we believe that an adjustment is warranted. Over time, as our loan portfolio seasons and generates actual loss experience, we will incorporate our actual loss history for forecasting losses and establishing credit reserves.
          Loans 90 days or more past due are placed on non-accrual status and all previously recognized interest income is reversed.
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
     Accounting for Derivative Financial Instruments and Hedging Activities
          We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate corridors and interest rate cap contracts, as a means of mitigating our interest rate risk on forecasted interest expense. Effective January 1, 2006, we discontinued the use of hedge accounting. All changes in value of derivative contracts that had previously been accounted for under hedge accounting have been recorded in other income or expense and could potentially result in increased volatility in our results of operations.
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
     Recent Accounting Pronouncements
          The FASB has placed an item on its SFAS No. 140 project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, we record such assets and the related financing gross on our consolidated balance sheet and the corresponding interest income and interest expense gross on our consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale.
          However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to us, based on the seller’s continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, we may be precluded from presenting the assets gross on our consolidated balance sheet and instead be required to treat our net investment in such assets as a derivative.

          If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by us in prior years to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through the consolidated statement of operations.
          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. Our net equity would not be materially affected. At June 30, 2006 and December 31, 2005, we have identified available-for-sale securities with a fair value of $29.6 million and $19.9 million, respectively which had been purchased from and financed with the same counterparty. If we were to change the current accounting treatment for these transactions at June 30, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $29.6 million and $19.9 million, respectively.
          In June 2006, FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this Interpretation is adopted. We do not expect the adoption of this interpretation to have a material impact on our financial statements.
Results of Operations
          For the three months ended June 30, 2006 and 2005, net income was $17.6 million, or $0.45 per weighted-average share outstanding (basic and diluted), and $6.2 million, or $0.16 per weighted-average share outstanding (basic and diluted), respectively. For the six months ended June 30, 2006 and 2005, net income was $35.3 million, or $0.90 per weighted-average share outstanding (basic and diluted), and $25.1 million, or $0.67 per weighted-average share outstanding (basic and diluted), respectively.
          Total interest income from mortgage assets was $75.0 million and $42.5 million for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first half of 2006. Interest expense for the three months ended June 30, 2006 and 2005 was $53.6 million and $32.1 million, respectively. The increase in interest expense is primarily due to an increase in the overall level of interest rates between June 30, 2005 and June 30, 2006, which directly affects our costs of liabilities.
          Total interest income from mortgage assets was $136.5 million and $85.0 million for the six months ended June 30, 2006 and 2005, respectively. The year-over-year increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first half of 2006. Interest expense for the six months ended June 30, 2006 and 2005 was $99.5 million and $52.6 million, respectively. The increase in interest expense is primarily due to an increase in the overall level of interest rates between June 30, 2005 and June 30, 2006, which directly affects our costs of liabilities.

          The table below details the components of our net interest spread for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.55%	3.65%	6.01%	3.65%
Weighted-average cost of total liabilities	4.83	2.96	4.67	2.44

Net interest spread	1.72%	0.69%	1.34%	1.21%

          Weighted-average yield on average earning assets, net of premium amortization or discount accretion, is defined as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average mortgage earning assets during the three months ended June 30, 2006 and 2005 were $4.6 billion and $4.7 billion, respectively, and during the six months ended June 30, 2006 and 2005 were $4.5 billion and $4.7 billion, respectively.
          We define our weighted-average cost of total liabilities as total interest expense divided by the weighted-average amount of our financing liabilities during the period, including repurchase agreements, mortgage-backed notes, warehouse lending facilities and junior subordinated notes. Interest expense consists of interest payments on our debt and consolidated mortgage-backed notes issued, less the amortization of mortgage-backed securities issuance premiums. Mortgage-backed securities issuance premiums are created when interest-only securities and other mortgage-backed securities are issued at prices greater than principal value.
          Interest expense for the three and six months ended June 30, 2006 was as follows (dollars in thousands):

	Three Months	Percentage	Six Months	Percentage
	Ended	of Average	Ended	of Average
	June 30,	Financing	June 30,	Financing
	2006	Liabilities	2006	Liabilities
Interest expense on repurchase agreement liabilities	$22,488	2.03%	$50,503	2.37%
Interest expense on mortgage-backed notes	31,974	2.90	45,748	2.15
Interest expense on warehouse lending facilities	2,269	0.20	5,470	0.26
Interest expense on junior subordinated notes	1,927	0.17	3,818	0.18
Amortization of net realized gains on futures and interest rate swap contracts	(4,729)	(0.43)	(6,344)	(0.30)
Net interest (income) expense on interest rate swap contracts	(416)	(0.04)	289	0.01

Total interest expense	$53,513	4.83%	$99,484	4.67%

          Interest expense for the three and six months ended June 30, 2005 was as follows (dollars in thousands):

	Three Months	Percentage	Six Months	Percentage
	Ended	of Average	Ended	of Average
	June 30,	Financing	June 30,	Financing
	2005	Liabilities	2005	Liabilities
Interest expense on repurchase agreement liabilities	$30,789	2.84%	$57,287	2.66%
Net hedge ineffectiveness gains on futures and interest rate swap contracts	120	0.01	(472)	(0.02)
Amortization of net realized (gains) losses on futures and interest rate swap contracts	2,534	0.23	(2,194)	(0.10)
Net interest (income) expense on interest rate swap contracts	(2,380)	(0.22)	(3,199)	(0.15)
Interest expense on junior subordinated notes	1,027	.10	1,205	0.05
Other	8	nm	10	nm

Total interest expense	$32,098	2.96%	$52,637	2.44%

nm	= not meaningful

          Weighted-average financing liabilities during the three months ended June 30, 2006 and 2005 were $4.4 billion and $4.3 billion, respectively. Weighted-average financing liabilities during the six months ended June 30, 2006 and 2005 were $4.2 billion and $4.3 billion, respectively.
          Return on average equity for the three months ended June 30, 2006 and 2005 was 17.9% and 5.9%, respectively, and for the six months ended June 30, 2006 and 2005 was 18.0% and 12.1%, respectively. We define return on average equity as annualized net income divided by weighted-average stockholders’ equity. Weighted-average stockholders’ equity for the three months ended June 30, 2006 and 2005 was $394.4 million and $421.9 million, respectively, and for the six months ended June 30, 2006 and 2005 was $395.2 million and $418.8 million, respectively.
          Other income and expense, which includes the realized and unrealized gains and losses on derivative instruments, gains on sales of mortgage-backed securities and other-than-temporary impairment losses on mortgage-backed securities, was $5.4 million and $13.8 million for the three and six months ended June 30, 2006, respectively. The $5.4 million and $13.8 million of other income recognized in the three and six months ended June 30, 2006, respectively, consisted of: $7.1 million and $15.2 million of realized and unrealized gains on derivative instruments; $1.2 million of realized losses and $0.8 million of realized gains, respectively, on sales of mortgage-backed securities in our Spread portfolio, partially offset by $0.5 million and $2.2 million, respectively, of other-than-temporary impairment losses on mortgage-backed securities in our Spread portfolio related to certain Spread assets that we do not intend to hold until their maturity or their unrealized losses recover. For the three and six months ended June 30, 2005, other income and expense were $899 thousand, which represents the change in fair value of our swaption contracts.
          Operating expenses for the three months ended June 30, 2006 and 2005 were $8.5 million and $3.3 million, respectively. For the six months ended June 30, 2006 and 2005, operating expenses were $14.8 million and $6.3 million, respectively. The year-over-year increases in operating expenses are primarily due to increased headcount and operating expenses that are required to manage our Residential Mortgage Credit strategy. Servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $2.5 million and $4.0 million for the three and six months ended June 30, 2006, respectively, and was zero for the same periods in 2005. In addition, salaries and benefits were $2.0 million and $4.4 million during the three and six months ended June 30, 2006, respectively, versus $0.6 million and $0.9 million during the three and six months ended June 30, 2005, respectively, and reflects the addition of seven new employees during the second half of 2005 and 10 new employees during the first half of 2006. In addition, during the second quarter of 2006, we recorded our initial provision for loan losses of $1.5 million based on an analysis of our portfolio of loans held-for-investment.
          These increases were partially offset by decreases in management compensation expense and incentive compensation expense. We entered into an Amended Agreement, dated as of March 1, 2005, with the Manager to manage certain assets in our Spread strategy. The Amended Agreement provides that we will pay the Manager base management and incentive compensation fees. Base management compensation to the Manager was $0.7 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively and was $1.4 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. Base management compensation due to the Manager is calculated pursuant to the Amended Agreement based a percentage of our average net worth that is managed by the Manager, and also is subject to a minimum fee. “Average net worth” for these purposes is calculated on a monthly basis and equals the difference between the aggregate book value of our consolidated assets prior to accumulated depreciation and other non-cash items, including the fair market value adjustment on mortgage-backed securities, minus the aggregate book value of our consolidated liabilities. The amount of assets managed by the Manager decreased substantially during the first quarter of 2006 and further decreased in the second quarter of 2006 as a result of redeploying assets from the Spread portfolio managed by the Manager into our other portfolios. Consequently, the base management fee calculated pursuant to the “average net worth” formula was lower than the minimum fee payment due to the Manager of $0.7 million for the three months ended June 30, 2006. As a result, the $0.7 million and $1.4 million base management compensation to the Manager for the three and six months ended June 30, 2006, respectively, represents the minimum fee due to the Manager. We expect to expense only the minimum base management fee for the Manager for the remaining term of the Amended Agreement.

          Incentive compensation expense to related parties for the three months ended June 30, 2006 and 2005 was $0.1 million and $0.4 million, respectively, and was $0.2 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in year-over-year incentive compensation expense is primarily related to a decrease in our stock price, which is used to recognize the expense during the vesting periods of shares of restricted common stock that were granted to the Manager in prior periods. In addition, a portion of the shares issued to the Manager have become fully vested, and therefore we no longer incur an amortization expense related to those shares. Under the Amended Agreement, no incentive compensation was earned by the Manager for the three and six months ended June 30, 2006 or June 30, 2005.
          We have a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with our investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 44%. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. In addition, we have a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 35%.
          For the three and six months ended June 30, 2006, the current provision for corporate net income tax was $641 thousand and $652 thousand, respectively. There were no provisions for income taxes during the three and six months ended June 30, 2005.
     REIT taxable net income
          We calculate REIT taxable net income according to the requirements of the Code, rather than GAAP. We believe that REIT taxable net income is an important measure of our financial performance because REIT taxable net income, and not GAAP net income, is the basis upon which we make our cash distributions that enable us to maintain our REIT status.
          We estimate our REIT taxable net income at certain times during the course of each fiscal year based upon a variety of information from third parties, although we do not receive some of this information before we complete our estimates. As a result, our REIT taxable net income estimates during the course of each fiscal year are subject to adjustments to reflect not only the subsequent receipt of new information as to future events but also the subsequent receipt of information as to past events. Our REIT taxable net income is also subject to changes in the Code, or in the interpretation of the Code, with respect to our business model. REIT taxable net income for each fiscal year does not become final until we file our tax return for that fiscal year.

          The following table reconciles our GAAP net income to our REIT taxable net income for the six months ended June 30, 2006 and June 30, 2005 (in thousands, except share and per share amounts):

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	GAAP	Adjustments	REIT	GAAP	Adjustments	REIT
	Statement	to GAAP	Taxable	Statement	to GAAP	Taxable
	of	Statement of	Statement of	of	Statement of	Statement of
	Operations	Operations	Operations	Operations	Operations	Operations
Net Interest Income:
Interest income:
Spread portfolio	$50,810	$(7,225)	$43,585	$84,315	$—	$84,315
Mortgage loan and securitization portfolio	68,009	(41,147)	26,862	—	—	—
Credit sensitive bond portfolio	17,683	(52)	17,631	663	—	663

Total interest income	136,502	(48,424)	88,078	84,978	—	84,978

Interest expense	99,484	(40,789)	58,695	52,637	2,986	55,623

Net interest income	37,018	(7,635)	29,383	32,341	(2,986)	29,355

Other Income (expense):
Other income (expense)	15,168	(15,371)	(203)	(899)	899	—
Impairment losses on mortgage-backed securities	(2,179)	2,179	—	—	—	—
Gains on sales of mortgage-backed securities	823	(823)	—	—	—	—

Total other income (expense)	13,812	(14,015)	(203)	(899)	899	—

Expenses:
Management compensation expense to related party	1,425	(181)	1,244	2,180	—	2,180
Incentive compensation expense to related parties	240	219	459	873	(573)	300
Salaries and benefits	4,441	(463)	3,978	856	(138)	718
Servicing expense	4,020	(3,105)	915	—	—	—
Provision for loan losses	1,525	(1,525)	—	—	—	—
Professional services	1,093	(127)	966	1,076	—	1,076
Board of directors expense	208	—	208	235	—	235
Insurance expense	287	—	287	275	—	275
Custody expense	187	(9)	178	194	—	194
Other general and administrative expenses	1,409	(130)	1,279	610	329	939

Total expenses	14,835	(5,321)	9,514	6,299	(382)	5,917

Income before taxes	$35,995	$(16,329)	$19,666	$25,143	$(1,705)	$23,438

Income taxes	652	(561)	91	—	—	—

Net income	$35,343	$(15,768)	$19,575	$25,143	$(1,705)	$23,438

Net income per share — basic	$0.90			$0.67
Net income per share — diluted	$0.90			$0.67

Weighted-average number of shares outstanding — basic	39,060,284			37,694,382
Weighted-average number of shares outstanding — diluted	39,337,203			37,780,366

REIT taxable net income per share			$0.50			$0.58

Actual shares outstanding on dividend record date			39,065,245			40,151,117

          Our net interest spread on a REIT taxable net income basis, net of servicing expense, was 1.08% and 1.07% for the six months ended June 2006 and June 2005, respectively.
          Undistributed REIT taxable net income for the six months ended June 30, 2006 and 2005 was as follows (dollars in thousands, except per share data):

	Six Months	Six Months
	Ended June	Ended June
	30,2006	30, 2005
Undistributed REIT taxable net income, beginning of period	$3,154	$1,791
REIT taxable net income earned during period	19,575	23,438
Distributions declared during period, net of dividend equivalent rights on restricted stock	(9,642)	(24,298)
Adjustments related to finalizing prior year tax return	724	—

Undistributed REIT taxable net income, end of period	$13,811	$931

Cash distributions per share declared during period	$0.25	$0.63

Percentage of REIT taxable net income distributed	49.3%	103.7%

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
Financial Condition
Mortgage Assets
     Mortgage-backed securities
          At June 30, 2006 and December 31, 2005, we held $2.0 billion and $4.4 billion, respectively, of mortgage-backed securities. As previously announced, we have changed our investment strategy to make it less interest-rate sensitive, and thereby have redeployed assets from our Spread portfolio to our Residential Mortgage Credit portfolio.

          The following table presents our mortgage-backed securities at June 30, 2006 and December 31, 2005 classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories.

	June 30, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
		Mortgage-		Mortgage-
	Market	backed	Market	backed
	Value	securities	Value	securities
(dollars in thousands)
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$125,398	6.4%	$30,623	0.7%
A/A rating	208,830	10.6	64,957	1.5
BBB/Baa rating	41,975	2.1	28,546	0.6

Total Investment-grade MBS	376,203	19.1	124,126	2.8

Weighted-average credit rating	A		A

Non-investment-grade MBS:
BB/Ba rating	116,520	5.9	121,128	2.8
Not rated	12,984	0.7	20,818	0.5

Total non-investment-grade MBS	129,504	6.6	141,946	3.3%

Weighted-average credit rating	BB		BB+

Total Residential Mortgage Credit portfolio	505,707	25.7	266,072	6.1

Weighted-average credit rating	A-		BBB

Spread Portfolio
Agency MBS	282,931	14.4	1,203,255	27.6
AAA/Aaa rating	1,177,957	59.9	2,890,276	66.3

Total Spread portfolio	1,460,888	74.3	4,093,531	93.9

Weighted-average credit rating	AAA		AAA

Total mortgage-backed securities	$1,966,595	100.0%	$4,359,603	100.0%

Weighted-average credit rating	AA		AA+
     Loans held-for-investment
          At June 30, 2006 and December 31, 2005, our residential mortgage loans held-for-investment totaled $3.5 billion and $0.5 billion, respectively, including unamortized premium of $66.9 million and $0.7 million, respectively. Our residential mortgage loans at June 30, 2006 are comprised of $3.5 billion of adjustable-rate and hybrid adjustable-rate mortgage loans that collateralize debt obligations and $1.4 million of adjustable-rate mortgage loans pending securitization. Our residential mortgage loans at December 31, 2005 were comprised of $0.5 billion of hybrid adjustable-rate mortgage loans that collateralized debt obligations. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for the securitizations as financings under SFAS No. 140.

     At June 30, 2006, our residential mortgage loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After		Principal	Loans
	Weighted-		Weighted-	Effect of		Amount of	Delinquent >
	Average	Weighted-	Average	Cost of		Loans	90 days as a
	Interest	Average	Months to	Funds	Principal	Delinquent	Percentage of
Description	Rate	Maturity Date	Reset	Hedging (1)	Balance	> 90 days	Total Principal
Floating rate mortgage	7.25%	2036	1	1	$2,727,889	$2,308	0.07%
3-Year hybrid mortgage	6.29%	2036	31	22	81,114	—	—
5-Year hybrid mortgage	6.26%	2035	53	23	670,843	4,456	0.12%

Total	7.03%	2036	12	6	$3,479,846	$6,764	0.19%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition, the financing for $295.3 million of our 3-year and 5-year hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of three to five years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately six months at June 30, 2006.
     At December 31, 2005, our residential loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After
				Effect of		Principal
	Weighted-	Weighted-	Weighted-	Cost of		Amount of Loans
	Average	Average	Average	Funds	Principal	Delinquent
Description	Interest Rate	Maturity Date	Months to Reset	Hedging (1)	Balance	> 90 days
3-Year hybrid mortgage	5.83%	2035	34	2	$32,890	$—
5-Year hybrid mortgage	6.11%	2035	57	2	473,608	—

Total	6.09%	2035	56	2	$506,498	$—

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately one month at December 31, 2005.

     The following table summarizes key metrics of our loans held-for-investment at June 30, 2006 (dollars in thousands):

Unpaid principal balance	$3,479,846
Number of loans	8,824
Average loan balance	$394
Weighted-average coupon rate	7.03%
Weighted-average lifetime cap	10.57%
Weighted-average original term, in months	367
Weighted-average remaining term, in months	361
Weighted-average loan-to-value ratio (LTV)	76.0%
Weighted-average FICO score	710
Top five geographic concentrations (% exposure):
California	61.1%
Florida	8.3%
Virginia	3.9%
Nevada	3.4%
Arizona	3.7%
Occupancy status:
Owner occupied	86.6%
Investor	13.4%
Property type:
Single-family	83.4%
Condominium	9.9%
Other residential	6.7%
Collateral type:
Alt A — first lien	100.0%
     The following table summarizes key metrics of our loans held-for-investment at December 31, 2005 (dollars in thousands):

Unpaid principal balance	$506,498
Number of loans	1,163
Average loan balance	$436
Weighted-average coupon rate	6.09%
Weighted-average lifetime cap	11.31%
Weighted-average original term, in months	360
Weighted-average remaining term, in months	357
Weighted-average loan-to-value ratio (LTV)	75.1%
Weighted-average FICO score	712
Top five geographic concentrations (% exposure):
California	38.9%
Virginia	11.1%
Florida	8.5%
Arizona	6.2%
Maryland	5.4%
Occupancy status:
Owner occupied	93.7%
Investor	6.3%
Property type:
Single-family	87.0%
Condominium	9.7%
Other residential	3.3%
Collateral type:
Alt A-first lien	100%
     At June 30, 2006, 16 of the 8,824 loans in our $3.5 billion residential mortgage loan portfolio were 90 days or more delinquent with an aggregate balance of $6.8 million, representing 19 basis points (0.19%) of the residential mortgage loan portfolio, and were on non-accrual status. At December 31, 2005, we had no loans that were 90 days or more delinquent and all of our loans were accruing interest.
     We performed an allowance for loan losses analysis as of June 30, 2006 and recorded a $1.5 million provision for the three months and six months ended June 30, 2006, representing 4 basis points (0.04%) of the residential mortgage portfolio. Our allowance for loan losses was established using industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to foreclosure) on those loans based on industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for doubtful accounts if we believe that an adjustment is warranted. This analysis was the basis for our $1.5 million allowance at June 30, 2006. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property. We had no individual loans that met these criteria at June 30, 2006 therefore no specific allowance for individually impaired loans was recorded. In addition, we did not record an unallocated allowance for loan losses at June 30, 2006 as we did not identify any factors in the portfolio which warranted such an allowance.
     We performed an allowance for loan losses analysis as March 31, 2006 and December 31, 2005, and we made a determination that no allowance for loan losses was required for our residential mortgage loan portfolio as of March 31, 2006 and December 31, 2005. No charge-offs for the three months and six months ended June 30, 2006 were recorded in our residential mortgage loan portfolio.
Mortgage-Backed Notes
     We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio, matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps to achieve this result. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed securities are issued. These mortgage-backed securities issued are carried at their unpaid principal balances net of any unamortized discount or premium. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140 and, therefore, no gain or loss is recorded in connection with the securitizations. The treatment of securitization transactions can be different for taxation purposes than under GAAP. Each securitization entity is evaluated in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed securities issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
     During the second quarter of 2006, we issued approximately $1.7 billion of mortgage-backed notes. We retained $654.1 million of the resulting securities for our securitized residential loan portfolio and placed $1.0 billion with third-party investors. During the six months ended June 30, 2006, we issued approximately $3.1 billion of mortgage-backed notes. We retained $748.0 million of the resulting securities for our securitized residential loan portfolio and placed $2.3 billion with third-party investors. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. The securitizations were accounted for as financings as defined by SFAS No. 140. We did not issue mortgage-backed notes during the three and six months ended June 30, 2005.
     At June 30, 2006 and December 31, 2005, we had mortgage-backed notes with an outstanding balance of $2.7 billion and $486.3 million, respectively, and with a weighted-average borrowing rate of 5.60% and 4.66% per annum, respectively. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of notes as previously explained in this document. Unpaid interest on the mortgage-backed notes was

$3.8 million and $0.3 million at June 30, 2006 and December 31, 2005, respectively. Net unamortized premium on the mortgage-backed notes was $3.5 million at June 30, 2006 and there were no unamortized premiums at December 31, 2005. The stated maturities of the mortgage-backed notes at June 30, 2006 were from 2035 to 2046, and, at December 31, 2005, were 2035. At June 31, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $2.7 billion and $0.5 billion, respectively, were pledged as collateral for mortgage-backed notes issued.
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

     The following table highlights the securitizations we have completed through June 30, 2006, as of each transaction execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	Portfolio
Loans, unpaid principal balance	$520,568	$576,122	$801,474	$682,536	$497,220	$508,789	$3,586,709
Mortgage-backed notes issued to third parties	500,267	536,657	746,973	654,270	376,148	—	2,814,315
Debt retained	20,301	39,465	54,501	28,265	121,072	508,789	772,402
Retained investment grade % (1)	3.1%	3.9%	3.7%	2.9%	21.1%	97.2%	19.2%
Retained non-investment grade % (1)	0.8%	3.0%	3.1%	1.3%	3.2%	2.8%	2.4%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR (2)	0.27%	0.28%	0.22%	0.23%	0.21%	0.21%	0.24%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $290.5 million of AAA-rated mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.
     The following table presents the rating categories of the mortgage-backed securities issued in our securitizations completed through June 30, 2006, as of each execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	Portfolio
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$482,307	$517,069	$717,320	$620,743	$376,148	—	$2,713,587
AA/Aa rating	17,960	19,588	29,653	33,527	—	—	100,728

Total Mortgage-backed notes issues to third-party investors	$500,267	$536,657	$746,973	$654,270	$376,148	—	$2,814,315

Percentage of total collateral	96.1%	93.1%	93.2%	95.9%	75.7%	—	78.5%

Debt retained
AAA/Aaa rating	$—	$—	$—	$—	$66,378	$457,910	$524,288
AA/Aa rating	6,767	—	—	—	18,397	31,036	56,200
A/A rating	4,165	13,251	18,434	9,852	12,430	—	58,132
BBB/Bbb rating	5,206	8,930	11,221	9,649	7,707	5,851	48,564
BB/Ba rating	1,301	7,202	10,419	1,879	6,215	—	27,016
B/B rating	—	5,761	8,015	1,569	5,469	3,816	24,630
Not rated	—	4,321	6,412	1,257	4,476	10,176	26,642

Total mortgage-backed notes retained	17,439	39,465	54,501	24,206	121,072	508,789	765,472
Overcollateralization	2,862	—	—	4,059	—	—	6,921

Total debt retained	$20,301	$39,465	$54,501	$28,265	$121,072	$508,789	$772,393

Percentage of total collateral	3.9%	6.9%	6.8%	4.1%	24.3%	100.0%	21.5%

Asset Repricing Characteristics
     The following table summarizes the repricing characteristics of our mortgage assets by portfolio, and further classified by asset type and frequency of repricing of their coupon rate (dollars in thousands):

	June 30, 2006		December 31, 2005
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$2,727,488	49.5%	$—	—%
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	752,358	13.6	506,498	10.4
Reset > 60 months	—	—	—	—
Unamortized premium	66,875	1.2	679	nm
Allowance for loan losses	(1,525)	nm	—	—

Sub-total	3,545,196	64.3	507,177	10.4

ARM residential mortgage-backed securities:
Reset 1 month or less	505,707	9.2	266,072	5.5
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	505,707	9.2	266,072	5.5

Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	1,242,255	22.5	8,610	0.2
Reset >1 month but < 12 months	47,387	0.9	476,828	9.8
Reset >12 months but < 60 months	100,214	1.8	2,756,195	56.6
Reset > 60 months	71,032	1.3	851,898	17.5

Sub-total	1,460,888	26.5	4,093,531	84.1

Total Mortgage Assets	$5,511,791	100.0%	$4,866,780	100.0%

nm = not meaningful
     At June 30, 2006 and December 31, 2005, the weighted-average period to reset of our total mortgage assets was nine months and 2.8 years, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Our net asset/liability duration gap was less than negative two months at June 30, 2006. Our net asset/liability duration gap was approximately seven months at December 31, 2005.
     Total mortgage assets had a weighted-average coupon of 6.51% and 4.62% at June 30, 2006 and December 31, 2005, respectively.
     Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.69% and 9.23% at June 30, 2006 and December 31, 2005, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.57% and 11.31% at June 30, 2006 and December 31, 2005, respectively.
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

     In addition, the financing for $295.3 million of our 3-year and 5-year hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of 3 to 5 years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR.
     The percentages of the mortgage assets in our investment portfolio at June 30, 2006 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	96%	4%	—%	—%
Loans held-for-investment	23	—	77	—
     The percentages of the mortgages assets in our investment portfolio at December 31, 2005 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	65%	35%	—%	—%
Loans held-for-investment	100	—	—	—
     The principal payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 12% and 25% for the three months ended June 30, 2006 and June 30, 2005, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments in our portfolio.
Liquidity and Capital Resources
     At June 30, 2006, the primary source of funds for our loan origination and securitization portfolio was $2.7 billion of non-recourse mortgage-backed notes, with a weighted-average borrowing rate of 5.60%. In addition, we had a $500.0 million warehouse lending facility with Morgan Stanley Bank that was established in August 2005, a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005, and a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. that was established in January 2006. All three warehouse lending facilities are structured as repurchase agreements. At June 30, 2006, we had $0.9 million of outstanding borrowings on our warehouse lending facilities. There were no outstanding borrowings on our warehouse lending facilities at December 31, 2005. In July 2006, we established a $1.0 billion warehouse lending facility with Barclays Bank plc that is also structured as a repurchase agreement.
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
     The primary source of funds used to finance our mortgage-backed securities at June 30, 2006 consisted of repurchase agreements totaling $2.3 billion with a weighted-average current borrowing rate of 5.10%. We expect to continue to borrow funds for our mortgage-backed securities through repurchase agreements. At June 30, 2006, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on June 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities that we are financing with repurchase agreements, which could limit our future borrowing ability or cause our repurchase agreement counterparties to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.
     The following table describes the private-label, non-recourse multi-class mortgage-backed notes that were issued to provide permanent funding of our residential mortgage loans in the six months ended June 30, 2006, as of each transaction execution date (in thousands):

	LUM	LUM	LUM	LUM	LUM
	2006-1	2006-2	2006-3	2006-4	2006-5
Date of issuance	January 26, 2006	February 23, 2006	April 28, 2006	May 28, 2006	June 29, 2006
Loans, unpaid principal balance	$576,122	$801,474	$682,536	$497,220	$508,789
Mortgage-backed notes issued	536,657	746,973	654,270	376,148	—
Debt retained	39,465	54,501	28,265	121,072	508,798
     At June 30, 2006, we had mortgage-backed notes totaling $2.7 billion with a weighted-average borrowing rate of 5.60% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on one-month LIBOR with the exception of $0.3 billion of non-retained mortgage-backed notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR.
     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at June 30, 2006.
     We employ a leverage strategy to increase our mortgage-related assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. At June 30, 2006, the overall borrowing leverage ratio for our entire portfolio was 13.0 times.
     For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our Board of Directors.
     On July 24, 2006, we paid a cash distribution of $0.20 per share to our stockholders of record on June 22, 2006. On May 10, 2006, we paid a cash distribution of $0.05 per share to our stockholders of record on April 10, 2006. These distributions are taxable dividends and not considered a return of capital. We did not distribute $3.9 million of our REIT taxable net income for the year ended December 31, 2005. We intend to declare a spillback distribution in this amount during 2006.
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
     We have a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. At June 30, 2006, total proceeds of up to $468.9 million remain available to us to offer and sell under this shelf registration statement.
     On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the three and six months ended June 30, 2006, we did not sell any shares of common stock or preferred stock pursuant to this agreement.
     We have a shelf registration statement on Form S-3 with the SEC with respect to our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. During the three and six months ended June 30, 2006, we issued no new shares of common stock through the Plan.
     In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. During the three and six months ended June 30, 2006, we repurchased a total of 802,800 shares and 1,877,000 shares, respectively, at a weighted-average price of $8.10 per share and $8.25 per share, respectively. From the inception of our repurchase program through June 30, 2006, we have repurchased a total of 2,552,050 shares at a weighted-average price of $8.01 per share. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
     In July 2006, we announced that our $2.5 billion securitization shelf registration statement filed on Form S-3 with the SEC was declared effective by the SEC. The name of our securitization shelf is Lares Asset Securitization, Inc. Under this shelf registration statement, we may administer our own securitizations by offering securities collateralized by loans we acquire. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering.
     Additionally, in August 2006, the Company closed a $1.0 billion program to finance the Company’s purchases of Agency and AAA-rated mortgage-backed securities through a subsidiary of the Company called Luminent Star Funding I.
     We may increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and for the investment of any net proceeds form such capital raises. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation of us.
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

Contractual Obligations and Commitments
     The table below summarizes our contractual obligations at June 30, 2006. The table excludes accrued interest payable, and payments due under interest rate swaps because those contracts do not have fixed and determinable payments:

	Payments Due by Period
					More
		Less than	1 – 3	3 – 5	than 5
(in millions)	Total	1 year	years	years	years
Repurchase agreements	$2,308.2	$2,308.2	$—	$—	$—
Mortgage-backed notes (1)	2,706.2	513.3	1,293.9	730.6	168.4
Warehouse lending facilities	0.9	0.9	—	—	—
Junior subordinated notes	92.8	—	—	—	92.8
Facilities leases	1,189.6	241.6	431.9	303.0	213.1
Management fees	4.6	3.5	1.1	—	—

Total	$6,302.3	$3,067.5	$1,726.9	$1,033.6	$474.3

(1)	The mortgage-backed notes have stated maturities through 2046; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the mortgage-backed notes. The payments represented reflect our assumptions for prepayment and credit losses at June 30, 2006 and assume we will exercise our redemption option.
     At June 30, 2006, certain investments in our Spread portfolio were externally managed pursuant to the Amended Agreement with Seneca, subject to the direction and oversight of our board of directors. See Note 7 to the consolidated financial statements in Part 1, Item 1of this Quarterly Report on Form 10-Q for significant terms of the Amended Agreement.
Off-Balance Sheet Arrangements
     In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. Our total contractual obligation and payments due by period are summarized in the table above. See Note 4 to our consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.

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
Credit Risk
     We are subject to credit risk in connection with our investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below AAA. The credit risk related to these investments pertains to the ability and willingness of the borrower to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrower’s credit profile and loan characteristics.
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
Concentration Risk
     Inadequate diversification of our loan portfolio, such as geographic regions, may result in losses. As part of our underwriting process, we diversify the geographic concentration risk exposure in our portfolio.
Interest Rate Risk
     We are subject to interest rate risk in connection with our investments in residential mortgage loans, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and our related debt obligations, which include mortgage-backed notes, warehouse lending facilities, derivative contracts and repurchase agreements.
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
Extension Risk
     Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At June 30, 2006, 13.9% of our total mortgage assets were comprised of hybrid adjustable-rate mortgage loans and 2.4% was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage loans and mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may decrease (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may increase (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to shorten. The possibility that our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities may lengthen or shorten due to faster or slower prepayment activity is commonly known as “extension risk.”

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
Prepayment Risk
     Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgages were originated. Prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some of our adjustable-rate mortgage loans and the mortgage loans underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that we owned such an adjustable-rate mortgage loan or adjustable-rate mortgage-backed security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the mortgage loan or adjustable-rate mortgage-backed security. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage loans and mortgage-backed securities to replace the prepaid mortgage loans and mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted. At June 30, 2006, 74.0% of our mortgage loans contained prepayment penalty provisions. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than loans without prepayment penalty provisions.
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

     The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive assets, liabilities and hedging instruments at June 30, 2006, assuming rates throughout the entire yield curve instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
(in millions)	Basis Points	Unchanged	Basis Points	Basis Points
Mortgage-Backed Securities
Fair value	$1,974.8	$1,966.6	$1,958.4	$1,950.2
Change in fair value	8.2	—	(8.2)	(16.4)
Change as a percent of fair value	0.4%	—	(0.4)%	(0.8)%

Hedge Instruments
Fair value	$(0.1)	$18.4	$41.0	$67.9
Change in fair value	(18.5)	—	22.6	49.5
Change as a percent of fair value	nm	—	nm	nm

Mortgage Loans Held-for-Investment (2)
Fair value	$3,597.6	$3,562.0	$3,526.4	$3,490.8
Change in fair value	35.6	—	(35.6)	(71.2)
Change as a percent of fair value	1.0%	—	(1.0)%	(2.0)%

Repurchase Agreements (1)(2)
Fair value	$2,308.2	$2,308.2	$2,308.2	$2,308.2
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Mortgage-backed Notes (1)(2)
Fair value	$2,410.9	$2,410.9	$2,410.9	$2,410.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Mortgage-backed Notes (1)(3)
Fair value	$300.3	$293.6	$287.0	$280.6
Change in fair value	2.6	—	(10.7)	(17.1)
Change as a percent of fair value	0.9%	—	(3.6)%	(5.7)%

Warehouse Lending Facility (1)(2)
Fair value	$0.9	$0.9	$0.9	$0.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Junior Subordinated Notes (2)
Fair value	$93.2	$90.2	$86.0	$82.6
Change in fair value	3.0	—	(4.2)	(7.6)
Change as a percent of fair value	3.3%	—	(4.7)%	(8.4)%

(1)	The fair value of the repurchase agreements, mortgage-backed notes and warehouse lending facilities would not change materially due to the short-term nature of these instruments .

(2)	This asset or liability is carried on the consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the asset or liability.

(3)	Represents mortgage-backed notes which are not short-term in nature.
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
Risk Management
     To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:
•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors, corridors and forward sales to adjust the interest rate sensitivity of our mortgage-backed securities and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.
Item 4. Controls and Procedures.
Conclusion Regarding Disclosure Controls and Procedures
     At June 30, 2006, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of our fiscal year ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     At June 30, 2006, no legal proceedings were pending to which we were party or of which any of our properties were subject.
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
     We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which could adversely impact our results of operations or financial condition.
     Our loans and loans underlying securities are serviced by third party service providers who specialize in the underwriting, processing, closing and servicing of mortgage loans. These arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. However, as with any external service provider, we are subject to the risks associated with inadequate or untimely services and are dependent upon the availability and quality of the performance of such providers. Although we perform reviews of data received from third-party service providers, we may not detect errors and/or omissions of data. To the extent we receive incorrect information that is not detected or do not receive information necessary to properly manage and report on our mortgage assets, our results of operations and financial condition could be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Notes.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2006 Annual Meeting of Stockholders on May 24, 2006, at our former main offices, located at One Market Street, Spear Tower, 30th Floor, San Francisco, California 94105. At the annual meeting, our stockholders voted on the following:
(i)	Each of the following persons was elected as a Class III director, whose terms will expire at our annual meeting of stockholders in 2009:

Name	For	Withheld
Bruce A. Miller, CPA	34,354,781	1,883,821
Donald H. Putnam	35,599,972	638,630
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

LUMINENT MORTGAGE CAPITAL, INC.

By:	/s/ GAIL P. SENECA Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2006

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 9, 2006

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