Form 10-Q
period 2006-09-30
LUMINENT MORTGAGE CAPITAL INC
filed 2006-11-09
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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
          Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in defined in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
          The number of shares of common stock outstanding on October 31, 2006 was 47,645,010.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical in nature, and can often be identified by the inclusion of words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other future financial information is a forward-looking statement.
          Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are:
•	the flattening of, or other changes in the yield curve, on our investment strategies;
•	interest rate mismatches between our mortgage loans and mortgage-backed securities and the borrowings we use to fund our purchases of such loans and securities;
•	changes in interest rates and mortgage prepayment rates;
•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;
•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;
•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;
•	potential impacts of our leveraging policies on our net income and cash available for distribution;
•	the ability of our board of directors to change our operating policies and strategies without stockholder approval;
•	the effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;
•	our ability to attract and retain talented and experienced professionals;
•	volatility in the timing and amount of our cash distributions;
•	the inability of investors to review the assets that we will acquire with the net proceeds of any securities we offer before investors purchase our securities; and
•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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
          This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained, or compiled from, information made available by third parties. We have not independently verified their data.
 ii

PART I
FINANCIAL INFORMATION
     Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS
     Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2006	2005

Assets:
Cash and cash equivalents	$18,676	$11,466
Restricted cash	123	794
Mortgage-backed securities available-for-sale, at fair value	28,653	219,148
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	2,089,887	4,140,455
Loans held-for-investment, net of allowance for loan losses of $3,289 at September 30, 2006 and zero at December 31, 2005	4,196,941	507,177
Interest receivable	26,329	21,543
Principal receivable	1,167	13,645
Derivatives, at fair value	7,005	10,720
Other assets	22,280	8,523

Total assets	$6,391,061	$4,933,471

Liabilities:
Mortgage-backed notes	$3,342,362	$486,302
Repurchase agreements	2,528,935	3,928,505
Junior subordinated notes	92,788	92,788
Unsettled security purchases	3,000	—
Margin debt	—	3,548
Cash distributions payable	12,224	1,218
Accrued interest expense	7,940	21,123
Management compensation payable, incentive compensation payable and other related party liabilities	6,231	1,282
Accounts payable and accrued expenses	3,274	2,384

Total liabilities	5,996,754	4,537,150

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 40,460,510 and 40,587,245 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	40	41
Additional paid-in capital	512,986	511,941
Accumulated other comprehensive income (loss)	(2,710)	7,076
Accumulated distributions in excess of accumulated earnings	(116,009)	(122,737)

Total stockholders’ equity	394,307	396,321

Total liabilities and stockholders’ equity	$6,391,061	$4,933,471

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2006	2005	2006	2005
Net interest income:
Interest income:
Mortgage loan and securitization portfolio	$65,658	$715	$133,667	$715
Spread portfolio	18,947	42,590	69,757	126,906
Credit sensitive bond portfolio	10,493	3,041	28,176	3,703

Total interest income	95,098	46,346	231,600	131,324

Interest expense	73,149	38,241	172,633	90,878

Net interest income	21,949	8,105	58,967	40,446

Other income (expenses):
Realized and unrealized gains (losses) on derivative instruments, net	(11,689)	588	4,087	(311)
Gains (losses) on sales of mortgage-backed securities, net	167	(69)	990	(69)
Impairment losses on mortgage-backed securities	—	—	(2,179)	—
Other income (expense)	—	—	(608)	—

Total other income (expenses)	(11,522)	519	2,290	(380)

Expenses:
Management compensation expense to related party	5,497	1,074	6,921	3,254
Incentive compensation expense to related parties	551	255	791	1,128
Salaries and benefits	2,934	846	7,375	1,702
Servicing expense	3,526	47	7,546	47
Provision for loan losses	1,779	—	3,304	—
Professional services	1,088	512	2,181	1,588
Board of directors expense	93	116	301	351
Insurance expense	157	140	444	415
Custody expense	137	125	324	319
Other general and administrative expenses	855	280	2,265	890

Total expenses	16,617	3,395	31,452	9,694

Income (loss) before income taxes	(6,190)	5,229	29,805	30,372

Income taxes	405	—	1,057	—

Net income (loss)	$(6,595)	$5,229	$28,748	$30,372

Net income (loss) per share – basic	$(0.17)	$0.13	$0.74	$0.79

Net income (loss) per share – diluted	$(0.17)	$0.13	$0.74	$0.79

Weighted-average number of shares outstanding – basic	38,695,800	40,021,698	38,937,454	38,478,679

Weighted-average number of shares outstanding – diluted	38,695,800	40,226,523	39,066,406	38,615,869

Dividends per share	$0.30	$0.11	$0.55	$0.74

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2006	40,587	$41	$511,941	$7,076	$(122,737)		$396,321

Net income					28,748	$28,748	28,748

Mortgage-backed securities available-for-sale, fair value adjustment				(2,668)		(2,668)	(2,668)

Amortization of derivative gains				(7,118)		(7,118)	(7,118)

Comprehensive income						$18,962

Distributions to stockholders					(22,020)		(22,020)

Issuance of common stock	1,793	1	14,281				14,282

Repurchase of common stock	(1,919)	(2)	(15,830)				(15,832)

Amortization of restricted common stock			2,594				2,594

Balance, September 30, 2006	40,461	$40	$512,986	$(2,710)	$(116,009)		$394,307

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$28,748	$30,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium/(discount)	(941)	20,671
Impairment losses on mortgage-backed securities	2,179	—
Provision for loan losses	3,304	—
Negative amortization of loans held for investment, net	(35,004)	—
Share-based compensation	2,594	2
Realized and unrealized (gains)/losses on derivative instruments	(3,459)	42
Net (gains) losses on sales of mortgage-backed-securities available-for-sale	(990)	69
Changes in operating assets and liabilities:
Decrease in interest receivable, net of purchased interest	73	2,408
Increase in other assets	(2,042)	(3,942)
Increase in accounts payable and accrued expenses	890	163
Decrease in accrued interest expense	(13,183)	(2,995)
Increase in management compensation payable, incentive compensation payable and other related-party payable	4,949	251

Net cash provided by (used in) operating activities	(12,882)	47,041

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(1,849,595)	(1,220,271)
Proceeds from sales of mortgage-backed securities available-for-sale	3,750,554	136,549
Principal payments of mortgage-backed securities available-for-sale	364,781	1,194,191
Purchases of loans held-for-investment, net	(3,949,480)	(146,541)
Principal payments of loans held-for-investment	272,476	2,836
Purchases of derivative instruments	(2,792)	(1,874)
Proceeds from derivative instruments	3,484	—
Net change in restricted cash	671	—

Net cash used in investing activities	(1,409,901)	(35,110)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,747	35,802
Repurchases of common stock	(15,832)	—
Borrowings under repurchase agreements	27,681,403	15,337,837
Principal payments on repurchase agreements	(29,080,973)	(15,535,253)
Borrowings under warehouse lending facilities	3,806,251	140,378
Paydown of warehouse lending facilities	(3,806,251)	—
Distributions to stockholders	(11,014)	(40,569)
Borrowing under junior subordinated notes, net	—	49,978
Proceeds from issuance of mortgage-backed notes, net	3,062,397	—
Principal payments on mortgage-backed notes	(214,187)	—
Principal payments on margin debt	(3,548)	—
Net realized gains on Eurodollar futures contracts	—	5

Net cash provided by (used in) financing activities	1,429,993	(11,822)

Net increase in cash and cash equivalents	7,210	109
Cash and cash equivalents, beginning of the period	11,466	10,581

Cash and cash equivalents, end of the period	$18,676	$10,690

Supplemental disclosure of cash flow information:
Interest paid	$186,786	$102,608
Income taxes paid	994	—
Non-cash investing and financing activities:
Increase in unsettled security purchases	$3,000	$—
(Increase) decrease in principal receivable	12,478	(9,877)
Increase (decrease) in dividend payable to stockholders	11,006	(5,118)
Incentive compensation payable settled through issuance of restricted common stock	—	1,660
Accounts payable and accrued expenses settled through issuance of restricted common stock	—	55
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	—	(159)
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Luminent Mortgage Capital, Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations on June 11, 2003, upon completion of a private placement offering. On December 18, 2003, the Company completed the initial public offering of its shares of common stock and began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. On March 29, 2004 and October 12, 2006, the Company completed follow-on public offerings of its common stock.
          The Company is a Real Estate Investment Trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans originated in partnership with selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities.
          The Company manages its Residential Mortgage Credit strategy, which is comprised of a mortgage loan and securitization portfolio and a credit sensitive bond portfolio and its Spread strategy. Prior to September 26, 2006, one of the portfolios within the Company’s Spread strategy was managed by an external manager, pursuant to a management agreement.
          The information furnished in these unaudited condensed consolidated interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2006 (file number 001-31828).
          Descriptions of the significant accounting policies of the Company are included in Note 2 to the financial statements in the Company’s 2005 Annual Report on Form 10-K. There have been no significant changes to these policies during 2006. See description of newly adopted and newly applicable accounting policies below.
     Derivative Financial Instruments
          Prior to January 1, 2006, the Company entered into certain derivative contracts which were accounted for under hedge accounting as prescribed by Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Effective January 1, 2006, the Company discontinued the use of hedge accounting. All changes in value of derivative instruments that had previously been accounted for under hedge accounting are now recognized in other income or expense.
     Real Estate Owned
          Real estate owned is included in other assets at the lower of its carrying value or fair value of the property less costs to sell including legal fees, real estate agency fees, property maintenance costs etc. Differences between the carrying value of the loan prior to foreclosure and the fair value at the time of foreclosure will be recorded as a charge against the allowance for loan losses. Any subsequent loss adjustments for decreases in the fair value of the REO property less cost to sell will be recorded directly to profit and loss in the period incurred. Gains will be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of an REO property is recognized at the date of the sale.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Premiums and Discounts on Mortgage-Backed Notes Issued
          Premiums and discounts on mortgage-backed notes issued result from proceeds upon issuance to third parties in excess of or below the par value of the debt issued. Mortgage-backed notes are carried at their unpaid principal balances, net of any unamortized premium or discount, on the condensed consolidated balance sheet. Premiums and discounts are amortized into income using an effective yield methodology and are recorded in interest expense on the condensed consolidated statement of operations.
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
          The Company has a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 41%. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. The Company also has a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. This taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 41%.
          For the three and nine months ended September 30, 2006, the current provision for corporate net income tax was $0.4 million and $1.1 million, respectively. There were no provisions for income taxes during the three and nine months ended September 30, 2005.
     Recent Accounting Pronouncements
          The FASB has placed an item on its SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated balance sheet, and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because the security is classified as available-for-sale.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          This potential change in accounting treatment does not affect the economics of the transactions, but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay dividends would be unchanged, and the Company does not believe its REIT taxable income or REIT status would be affected. The Company’s net equity would not be materially affected. At September 30, 2006 and December 31, 2005, the Company has identified available-for-sale securities with a fair value of $26.0 million and $19.9 million, respectively, which had been purchased from and financed with the same counterparty since their purchase. If the Company were to change the current accounting treatment for these transactions at September 30, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $26.0 million and $19.9 million, respectively.
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Financial Statements — Considering the Effect of Prior Year Misstatements, which is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach when quantifying and evaluating the materiality of a misstatement. Evaluation of an error must be performed from both a financial position perspective and results of operations perspective. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.
NOTE 2—MORTGAGE-BACKED SECURITIES
          The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at September 30, 2006 and December 31, 2005, which are carried at fair value (in thousands):

	September 30,	December 31,
	2006	2005
Amortized cost	$2,125,528	$4,363,923
Unrealized gains	6,053	8,357
Unrealized losses	(13,041)	(12,677)

Fair value	$2,118,540	$4,359,603

          At September 30, 2006 and December 31, 2005, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 98.8% and 98.3% of face amount, respectively.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table summarizes the Company’s mortgage-backed securities at September 30, 2006, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
Less than one year	$552,670	$560,680	6.48%
Greater than one year and less than five years	1,506,320	1,505,354	5.62
Greater than five years	59,550	59,494	5.58

Total	$2,118,540	$2,125,528	5.85%

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

          The weighted-average lives of the mortgage-backed securities at September 30, 2006 and December 31, 2005 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, and steepness of the yield curve, current mortgage rates, and mortgage rates of the outstanding loans, loan age, margin and volatility.
          The actual weighted-average lives of the mortgage-backed securities could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
          During the three months ended September 30, 2006, the Company sold mortgage-backed securities totaling $131.0 million and realized gains of $0.3 million and losses of $0.1 million. During the nine months ended September 30, 2006, the Company sold mortgage-backed securities totaling $3.8 billion and realized gains of $10.0 million and losses of $9.0 million. During the three and nine months ended September 30, 2005, the Company sold mortgage-backed securities totaling $136.3 million and realized gains of $60 thousand and losses of $129 thousand.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fir	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$48,945	$(171)	$—	$—	$48,945	$(171)
Non-agency-backed mortgage-backed securities	500,760	(6,225)	6,482	(6,645)	507,242	(12,870)

Total temporarily impaired mortgage-backed securities	$549,705	$(6,396)	$6,482	$(6,645)	$556,187	$(13,041)

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

     At September 30, 2006, the Company held approximately $2.1 billion of mortgage-backed securities at fair value, comprised of approximately $1.5 billion in the Spread portfolio and $0.6 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $6.1 million and unrealized losses of $13.0 million. At December 31, 2005, the Company held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in the Spread portfolio and approximately $0.3 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million.
     During the nine months ended September 30, 2006, the Company recognized total impairment losses on mortgage-backed securities of $2.2 million in the Spread portfolio due to the Company’s decision to reposition the Spread portfolio. The Company did not intend to hold certain mortgage-backed securities in the Spread portfolio that were in unrealized loss positions for a period of time sufficient to allow for recovery in fair value, and therefore impairment losses were recognized.
     At September 30, 2006, the Spread portfolio contained mortgage-backed securities with unrealized losses of $0.3 million and unrealized gains of approximately $1.3 million. The Company has the intent and ability to hold these mortgage-backed securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At September 30, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase and all of the securities were AAA-rated non-agency-backed or agency-backed mortgage-backed

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
securities. As such, the Company does not believe any of these securities are other-than-temporarily impaired at September 30, 2006.
     Certain of the mortgage-backed securities in the Company’s Residential Mortgage Credit portfolio are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, an impairment of a mortgage-backed security is not recognized in its consolidated statement of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial.
     At September 30, 2006 and December 31, 2005, the Company had unrealized losses of $12.8 million and $12.7 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At September 30, 2006 and December 31, 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities in the Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at September 30, 2006 or December 31, 2005 are other-than-temporarily impaired.
NOTE 3—LOANS HELD-FOR-INVESTMENT
     The following table summarizes the Company’s residential mortgage loans classified as held-for-investment at September 30, 2006 and December 31, 2005, which are carried at amortized cost, net of allowance for loan losses (in thousands):

	September 30,	December 31,
	2006	2005
Principal	$4,116,128	$506,498
Unamortized premium	84,102	679

Amortized cost	4,200,230	507,177
Allowance for loan losses	(3,289)	—

Total residential loans, net of allowance for loan losses	$4,196,941	$507,177

     At September 30, 2006 and December 31, 2005, residential mortgage loans had a weighted-average amortized cost of 102.0% and 100.1% of face amount, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three and nine months ended September 30, 2006 (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2006
Balance, beginning of period	$1,525	$—
Provision for loan losses	1,779	3,304
Charge-offs	(15)	(15)

Balance, end of period	$3,289	$3,289

     An allowance for loan losses analysis was performed as of September 30, 2006 and the Company recorded a $1.8 million and $3.3 million provision for the three months and nine months ended September 30, 2006, respectively. The Company performed an allowance for loan losses analysis as of December 31, 2005 and made a determination that no allowance for loan losses was required for our residential mortgage portfolio. At September 30, 2006, $17.6 million of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. No residential mortgage loans were 90 days or more past due at December 31, 2005 and all loans were accruing interest.
NOTE 4—BORROWINGS
     The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of repurchase agreements, securitization transactions structured as secured financings, a commercial paper facility, warehouse lending facilities, junior subordinated notes and a margin lending facility.
     The following table presents summarized information with respect to the Company’s borrowings at September 30, 2006 (dollars in thousands):

		Weighted-
	Outstanding	Average	Fair Value of
	Borrowings	Interest Rate	Collateral (1)
Repurchase agreements	$2,528,935	5.42%	$2,719,722
LUM 2005-1	397,117	5.61	397,721
LUM 2006-1	510,124	5.62	510,891
LUM 2006-2	716,351	5.56	716,622
LUM 2006-3	616,334	5.65	621,190
LUM 2006-4	346,236	5.54	346,236
LUM 2006-6	753,415	5.56	753,415
Junior subordinated notes	92,788	8.60	none

Total	$5,961,300	5.56%	$6,065,797

(1)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table presents summarized information with respect to the Company’s borrowings at December 31, 2005 (dollars in thousands):

		Weighted-
	Outstanding	Average	Fair Value of
	Borrowings	Interest Rate	Collateral (1)
Repurchase agreements	$3,928,505	4.25%	$4,157,117
LUM 2005-1	486,302	4.66	486,304
Junior subordinated notes	92,788	8.18	none
Margin lending facility	3,548	3.85	3,548

Total	$4,511,143	4.37%	$4,646,969

(1)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.
Repurchase Agreements
     The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At September 30, 2006 and December 31, 2005, the Company had repurchase agreements with an outstanding balance of $2.5 billion and $3.9 billion, respectively, and with weighted-average interest rates of 5.42% and 4.25%, respectively. At September 30, 2006 and December 31, 2005, mortgage-backed securities pledged as collateral for repurchase agreements had estimated fair values of $2.7 billion and $4.2 billion, respectively.
     At September 30, 2006, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	2,093,935
Between 31 and 90 days	—
Between 91 days and 730 days	435,000

Total	$2,528,935

     At December 31, 2005, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	1,917,214
Between 31 and 90 days	929,023
Between 91 and 237 days	1,082,268

Total	$3,928,505

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     At September 30, 2006, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Maturity of
		Repurchase
	Amount at	Agreements
Repurchase Agreement Counterparties	Risk(1)	(in days)
Banc of America Securities LLC	$663	13
Barclays Capital, Inc.	24,872	558
Bear Stearns & Co.	50,664	12
Cantor Fitzgerald	4,992	25
Citigroup	3,182	17
Countrywide	21,782	19
Credit Suisse First Boston	3,969	18
Deutsche Bank Securities Inc.	1,171	25
Greenwich Capital Markets	23,150	15
HSBC Securities Inc.	1,634	23
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith, Inc.	5,121	5
UBS Paine Webber	7,073	13
Washington Mutual	41,314	12

Total	$189,587	128

(1)	Equal to the sum of the fair value of the securities sold and accrued interest income minus the sum of repurchase agreement liabilities and accrued interest expense.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage-backed Notes
          At September 30, 2006 and December 31, 2005, the Company had mortgage-backed notes with an outstanding balance of $3.3 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.59% and 4.66%, respectively, per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Unpaid interest on the mortgage-backed notes was $3.8 million and $0.3 million at September 30, 2006 and December 31, 2005, respectively. Net unamortized premiums on the mortgage-backed notes were $2.8 million at September 30, 2006 and there were no net unamortized premiums at December 31, 2005. The stated maturities of the mortgage-backed notes at September 30, 2006 were between 2035 and 2046. At September 30, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $3.3 billion and $0.5 billion were pledged as collateral for mortgage-backed notes issued.
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
     Commercial Paper Facility
          In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed security portfolio. Luminent Star Funding is a single-seller commercial paper program that will provide a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that will be rated by the rating agencies Standard & Poor’s and Moody’s. At September 30, 2006, there was no outstanding balance on the commercial paper facility.
     Warehouse Lending Facilities
          Mortgage Loan Financing. During the nine months ended September 30, 2006, the Company established a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. and a $1.0 billion warehouse lending facility with Barclays Bank plc. Both of these facilities are structured as repurchase agreements. During 2005, the Company established a $500.0 million warehouse lending facility with Morgan Stanley Bank, which expired in August 2006, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation, both in the form of repurchase agreements. These facilities are the Company’s primary source of funding for acquiring mortgage loans. All of these warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.
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
          Asset-backed Securities Financing. During the quarter ended September 30, 2006, the Company established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. The facility is intended to be used to purchase mortgage-backed securities rated below AAA and the Company intends to subsequently finance the securities permanently through collateralized debt obligations, or CDOs. This warehouse lending facility is considered to be a short-term borrowing arrangement that will be secured by asset-backed securities and bear

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
interest based on LIBOR. With this new financing facility, the Company will be able to expand its business to include the securitization of mortgage-backed bonds.
          The total borrowing capacity under the Company’s warehouse lending facilities was $3.0 billion and $1.0 billion at September 30, 2006 and December 31, 2005, respectively. No amounts were outstanding under any of the warehouse lending facilities at September 30, 2006 and December 31, 2005.
     Junior Subordinated Notes
          Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The note balances and related weighted-average interest rates listed by trust were as follows at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Borrowings	Interest	Borrowings	Interest
	Outstanding	Rate	Outstanding	Rate
Junior subordinated notes:
DST I	$51,550	8.16%	$51,550	8.16%
DST II	41,238	9.14	41,238	8.21

Total	$92,788	8.60%	$92,788	8.18%

          The Company pays interest to the trusts quarterly. The DST I notes bear interest at a fixed rate of 8.16% per annum through March 30, 2010 and, thereafter, at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST II notes bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the junior subordinated notes. The DST I notes and trust securities mature in March 2035 and are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax or investment company events, the Company may redeem the DST I notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest. The DST II notes and trust securities mature in December 2035 are redeemable on any interest payment date at the option of the Company in whole, but not in part, at the redemption rate of 100% plus accrued and unpaid interest.
          Unamortized deferred issuance costs associated with the junior subordinated notes amounted to $2.7 million at September 30, 2006 and $2.8 million at December 31, 2005, and are being amortized using the effective yield method over the term of the junior subordinated notes.
     Margin Lending Facility
          The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. No borrowings were outstanding under the margin lending facility at September 30, 2006. At December 31, 2005, the Company had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5—CAPITAL STOCK AND EARNINGS PER SHARE
          At September 30, 2006 and December 31, 2005, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2006 and December 31, 2005, 40,460,510 and 40,587,245 shares of common stock, respectively, were outstanding and no shares of preferred stock were outstanding.
          On November 7, 2005, the Company announced that its board of directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced the initiation of an additional share repurchase program to acquire an incremental 3,000,000 shares. Through September 30, 2006, the Company had repurchased 2,594,285 shares at a weighted-average price of $8.00 and was authorized to acquire up to 2,405,715 more common shares.
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
          The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2006:

	For the Three Months		For the Nine Months
	Ended September 30, 2006		Ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (loss) (in thousands)	$(6,595)	$(6,595)	$28,748	$28,748

Weighted-average number of common shares outstanding	38,695,800	38,695,800	38,937,454	38,937,454
Additional shares due to assumed conversion of dilutive instruments	—	— (1)	—	128,952

Adjusted weighted-average number of common shares outstanding	38,695,800	38,365,800	38,937,454	39,066,406

Net income (loss) per share	$(0.17)	$(0.17)	$0.74	$0.74

(1)	Conversion of stock options and unvested restricted common stock considered anti-dilutive.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
          The following table illustrates the common stock available for grant at September 30, 2006:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	617,666	—	617,666
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,232,334	150,000	1,382,334

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          At September 30, 2006, the Company had outstanding stock options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the nine months ended September 30, 2006:

Weighted-
	Number	Average
	of	Exercise
	Options	Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

          The following table summarizes certain information about stock options outstanding at September 30, 2006:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
Range of		Remaining	Weighted-		Remaining	Weighted-
Exercise	Number of	Life	Average	Number of	Life	Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price
$13.00-$14.00	5,000	7.1	$13.00	3,334	7.1	$13.00
$14.01-$15.00	50,000	6.8	15.00	50,000	6.8	15.00

$13.00-$15.00	55,000		$14.82	53,334		$14.87

          The aggregate intrinsic value of outstanding stock options and exercisable stock options at September 30, 2006 was zero.
          The following table illustrates the changes in nonvested stock options during the nine months ended September 30, 2006:

		Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Nonvested, beginning of the period	18,333	$0.22
Granted	—	—
Vested	(16,667)	(.22)
Forfeited	—	—

Nonvested, end of the period	1,666	$0.00

          The following table illustrates the changes in common stock awards during the nine months ended September 30, 2006:

		Weighted-
	Number of	Average
	Common Shares	Issue Price
Outstanding, beginning of period	202,829	$10.53
Issued	355,000	7.95
Repurchased	—	—

Outstanding, end of period	557,829	$8.89

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          The following table illustrates the changes in nonvested common stock awards during the nine months ended September 30, 2006:

		Weighted-Average
	Number of	Grant-Date
	Common Shares	Fair Value
Nonvested, beginning of the period	194,453	$10.46
Granted	355,000	7.95
Vested	(136,622)	8.75
Repurchased	—	—

Nonvested, end of the period	412,831	$8.87

          Total stock-based employee compensation expense related to common stock awards for the three months ended September 30, 2006 and 2005 was $384 thousand and $118 thousand, respectively. Total stock-based employee compensation expense related to common stock awards for the nine months ended September 30, 2006 and 2005 was $1.9 million and $0.3 million, respectively. At September 30, 2006, stock-based employee compensation expense of $2.7 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.1 years.
NOTE 7—THE MANAGEMENT AGREEMENT
          On September 26, 2006, the Company completed its transition to full internal management after reaching agreement with Seneca Capital Management LLC, or SCM, to terminate the Amended and Restated Management Agreement, or Amended Agreement, described below. Because the Amended Agreement has been terminated, the Company is no longer required to make regular quarterly “minimum” payments to SCM through 2007, nor does the Company need to accrue future incentive compensation expense for SCM. Instead, the Company will pay SCM a total of $5.8 million in cash in three equal installments: the first installment of $1.9 million was paid on September 29, 2006; the second installment of $1.9 million was paid on October 31, 2006; and the third installment of $1.9 million will be paid on or before January 2, 2007 in connection with the termination of the Amended Agreement. As of September 26, 2006, the Company also accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.
          Base management compensation for the three and nine months ended September 30, 2006 was $5.5 million and $6.9 million, respectively, including the installment payments due to SCM related to the termination agreement. Base management compensation for the three and nine months ended September 30, 2005 was $1.1 million and $3.3 million, respectively.
          Incentive compensation expense for the three and nine months ended September 30, 2006 was $0.5 million and $0.7 million, respectively. Incentive compensation expense for the three and nine months ended September 30, 2005 was $0.2 million and $1.1 million, respectively. Under the Amended Agreement, SCM did not earn any incentive compensation during the three and nine months ended September 30, 2006 and 2005. The incentive compensation expense during the three and nine months ended September 30, 2006 and 2005 related primarily to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the periods. The incentive compensation expense for the three and nine months ended September 30, 2006 also includes the final vesting of all of restricted stock awards granted to SCM earned in prior periods in connection with the termination agreement. Subsequent to the termination agreement, the Company will no longer recognize incentive compensation expense related to restricted stock awards granted to SCM.
          At September 30, 2006, the Company recorded the remaining two installment payments of $3.8 million due to SCM related to the termination of the Amended Agreement as a liability. The Company had not paid SCM base management compensation of $0.9 million at December 31, 2005.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          The Company entered into the Amended Agreement effective as of March 1, 2005, with SCM. The Amended Agreement provided, among other things, that the Company pay to SCM, in exchange for investment management and certain administrative services with respect to certain investments in the Company’s Spread portfolio, certain fees and reimbursements. SCM was eligible to earn Applicable Minimum Fees in the event that the aggregate base management compensation and incentive management compensation calculated was less than the Applicable Minimum Fees per the terms of the Amended Agreement. As a result of the termination of the Amended Agreement described above, at September 30, 2006, there are no Applicable Minimum Fees payable to SCM. Under the Amended Agreement, the base management compensation and incentive management compensation were paid to SCM by the Company in cash. Base management and incentive compensation were only earned by SCM for assets that were managed by SCM.
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale and derivative contracts is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, interest receivable, principal receivable, repurchase agreements, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at September 30, 2006 and December 31, 2005 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.4 million, respectively, at September 30, 2006. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.8 million, respectively, at December 31, 2005. The carrying value and fair value of the Company’s loans held-for-investment was $4.2 billion and $4.2 billion, respectively, at September 30, 2006. The carrying value and fair value of the Company’s loans held-for-investment was $507.2 million and $507.7 million, respectively, at December 31, 2005. The carrying value and fair value of the Company’s mortgage-backed notes was $3.3 billion and $3.6 billion, respectively, at September 30, 2006. The carrying value and fair value of the Company’s mortgage-backed notes were $486.3 million at December 31, 2005.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
          The following is a summary of the components of accumulated other comprehensive income (loss) at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized holding losses on mortgage-backed securities available-for-sale	$(8,177)	$(116,397)
Reclassification adjustment for net (gains) losses on mortgage-backed securities available-for-sale included in net income	(990)	69
Impairment losses on mortgage-backed securities	2,179	112,008

Net unrealized losses on mortgage-backed securities available-for-sale	(6,988)	(4,320)
Net deferred realized and unrealized gains on cash flow hedges	4,278	11,396

Accumulated other comprehensive income (loss)	$(2,710)	$7,076

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts and interest rate cap contracts to manage these interest rate risks.
          The following table is a summary of derivative contracts held at September 30, 2006 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Interest rate swap contracts	$5,907
Interest rate cap contracts	1,098

Total	$7,005

          The following table is a summary of derivative contracts held at December 31, 2005 (in thousands):

Estimated
Fair Value
Free Standing Derivatives:
Swaption contracts	$1,531
Interest rate cap contracts	74
Cash Flow Hedges:
Eurodollar futures contracts sold short	4,895
Interest rate swap contracts	4,220

Total	$10,720

Free Standing Derivatives
          Free standing derivative contracts are carried on the consolidated balance sheet at fair value. Net unrealized losses of $12.0 million and net unrealized gains of $0.3 million were recognized in other income due to the change in fair value of these contracts during the three and nine months ended September 30, 2006, respectively. In addition, the Company realized net gains on interest rate swap contracts and Eurodollar futures contracts of $0.5 million and $4.4 million in other income during the three and nine months ended September 30, 2006, respectively. Net unrealized gains of $0.5 million and net unrealized losses of $0.4 million were recognized in other expense due to the change in fair value of these contracts during the three and nine months ended September 30, 2005, respectively. In addition, net realized losses of $0.1 million were recorded in other income during the three and nine months ended September 30, 2005.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          During the three and nine months ended September 30, 2006, interest expense decreased by $0.1 million and $1.6 million, respectively, due to the amortization of net realized gains on Eurodollar futures contracts and by $0.5 million and $5.3 million of amortization of effectiveness gains on Eurodollar futures contracts and interest rate swap contracts for the three and nine months ended September 30, 2006, respectively.
          During the three and nine months ended September 30, 2005, losses of $430 thousand and gains of $43 thousand were recognized in interest expense due to hedge ineffectiveness. During the three months ended September 30, 2005, interest expense was increased by $0.8 million due to the amortization of net realized losses on Eurodollar futures contracts and decreased by $4.2 million of net interest income received from swap contract counterparties. During the nine months ended September 30, 2005, interest expense was decreased by $1.4 million due to the amortization of net realized gains on Eurodollar futures contracts and $7.4 million of net interest income received from swap contract counterparties.
Purchase Commitment Derivatives
          The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of origination partners. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. At September 30, 2006, no unrealized gains or losses were recorded on the Company’s consolidated balance sheet for outstanding purchase commitments. No purchase commitments were outstanding at December 31, 2005. During the three and nine months ended September 30, 2006, net realized losses of $0.2 million and $0.6 million, respectively, related to purchase commitment derivatives were recorded in other expense on the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2005, net realized gains on purchase commitments of $0.2 million were recorded in other expense on the Company’s consolidated statement of operations.
NOTE 11—SUBSEQUENT EVENTS
          On October 12, 2006, the Company completed a common stock offering of 6.9 million shares priced at $10.25 per share. On October 18, 2006, the Company received proceeds from this offering of $67.6 million, net of underwriting commissions.
          Additionally, in October 2006, the Company declared a special cash dividend of $0.075 per share, payable on November 10, 2006 to stockholders of record on October 20, 2006.

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
Overview
Executive Summary
          Our primary mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages made to borrowers of prime credit quality. We began investing in 2003, with a Spread strategy of investing in high quality, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a minimal level of credit risk, it also has considerable interest rate exposure. The persistently flat yield curve and ongoing Federal Reserve rate increases since June 2004 have pressured our ability to provide steady income, and led us to augment our strategy in 2005. This new strategy, which we refer to as our Residential Mortgage Credit strategy, includes investments in non-agency mortgage-backed securities rated below AAA as well as prime whole loan purchases and securitizations of those loans, in a manner that should reduce our exposure to interest rate volatility. We plan to pursue this strategy as our principal strategy as a means to continue to reduce interest rate risk, and build the basis for dividend stability and growth.
          During the first nine months of 2006, we completed repositioning our portfolios in order to reduce our exposure to interest rate volatility, such that our Residential Mortgage Credit portfolio now represents the majority of our overall asset portfolio with investments that are less sensitive to interest rates, and therefore more predictable and sustainable. As a further result of this repositioning, approximately 92% of the securities within our spread portfolio now consist of residential mortgage-backed securities with interest rates that reset within one month or less and the balance reset within one year. Our credit strategy seeks to structure, acquire and fund mortgage loans that will provide long-term reliable income to our stockholders. We seek to accomplish this goal primarily through the purchase of mortgage loans which we design and originate in partnership with selected high quality providers with whom we have long and well-established relationships. We then securitize those loans and seek to retain the most valuable tranches of the securitization. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us, however, our mortgage loans are pledged as collateral for the securities we issue. As a secondary strategy, we invest in subordinated mortgage-backed securities that have credit ratings below AAA. We do this opportunistically, as we discover value and credit arbitrage opportunities in the market.
          During September 2006, we entered into a warehouse agreement with Greenwich Capital Financial Products, Inc. whereby they will finance the purchase of up to $500 million in asset-backed securities. The facility is intended to be used to purchase mortgage-backed securities rated below AAA and we intend to subsequently finance the securities permanently through collateralized debt obligations, or CDOs. CDO transactions will allow us to achieve our objective of matching the income we earn on our assets, plus the benefit of hedging activities, to our cost of liabilities. We anticipate completing our first CDO transaction during the first quarter of 2007.
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
          During July 2006, we established a relationship with a servicer, Central Mortgage Co., whereby the servicer would service residential mortgage loans on our behalf in exchange for a fee. Establishing this relationship will enable us to purchase residential mortgage loans with servicing released while maintaining the objectives of our operational efficiency. As a result, we will be able to expand the network of originators from whom we can purchase residential mortgage loans, without generating a servicing asset that we would need to own and hedge.
          We manage the portfolios in our Residential Mortgage Credit strategy and our Spread strategy.
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
          Management considers several factors when evaluating securities for other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. During the nine months ended September 30, 2006, we recognized impairment losses of $2.2 million in connection with our decision to reposition our Spread portfolio because we did not have the intent to hold certain securities in our Spread portfolio for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2006, we had unrealized losses on our mortgage-backed securities classified as available-for-sale of $13.0 million which, if the prices do not recover, may result in the recognition of future losses.
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
Allowance and Provision for Loan Losses
          We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of the allowance for loan losses, we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. In our review of national and local economic trends and conditions we consider, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.
          To estimate the allowance for loan losses, we first identify impaired loans. Loans purchased with relatively smaller balances and substantially similar characteristics are evaluated collectively for impairment. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
          Our allowance for loan losses is established using mortgage industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for doubtful accounts if we believe that an adjustment is warranted. Over time, as our loan portfolio seasons and generates actual loss experience, we will incorporate our actual loss history for forecasting losses and establishing credit reserves.
          Loans 90 days or more past due are placed on non-accrual status and all previously recognized interest income is reversed.
Interest Income Recognition
          Interest income on our mortgage-backed securities is accrued based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on our future results of operations. Certain of the mortgage-backed securities in our Residential Mortgage Credit portfolio are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.
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
Securitizations
          We create securitization entities as a means of securing long-term, non-recourse collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
Accounting for Derivative Financial Instruments and Hedging Activities
          We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. Effective January 1, 2006, we discontinued the use of hedge accounting. All changes in value of derivative contracts that had previously been accounted for under hedge accounting have been recorded in other income or expense and could potentially result in increased volatility in our results of operations.
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
          If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by us in prior years to hedge our interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through our consolidated statement of operations.
          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. Our net equity would not be materially affected. At September 30, 2006 and December 31, 2005, we have identified available-for-sale securities with a fair value of $26.0 million and $19.9 million, respectively, which had been purchased from and financed with the same counterparty. If we were to change the current accounting treatment for these transactions at September 30, 2006 and December 31, 2005, total assets and total liabilities would each be reduced by approximately $26.0 million and $19.9 million, respectively.
          In June 2006, FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation to have a material impact on our financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Financial Statements – Considering the Effect of Prior Year Misstatements, which is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach when quantifying and evaluating the materiality of a misstatement. Evaluation of an error must be performed from both a financial position perspective and results of operations perspective. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.
Results of Operations
          For the three months ended September 30, 2006 and 2005, net loss was $6.6 million, or $0.17 per weighted-average share outstanding (basic and diluted), and net income was $5.2 million, or $0.13 per weighted-average share outstanding (basic and diluted), respectively. For the nine months ended September 30, 2006 and 2005, net income was $28.7 million, or $0.74 per weighted-average share outstanding (basic and diluted), and $30.4 million, or $0.79 per weighted-average share outstanding (basic and diluted), respectively. Results for the three and nine months ended September 30, 2006, include certain non-recurring expenses including one-time charges of $6.1 million, related to our agreement to terminate our Amended and Restated Management Agreement, or Amended Agreement, with Seneca Capital Management LLC, or SCM. In addition, net unrealized losses on derivative instruments of $12.0 million and unrealized gains of $0.3 million were recognized during the three and nine months ended September 30, 2006, respectively, due to our decision to discontinue the use of hedge accounting as of January 1, 2006.

          Total interest income from mortgage assets was $95.1 million and $46.3 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during 2006. Interest expense for the three months ended September 30, 2006 and 2005 was $73.1 million and $38.2 million, respectively. The increase in interest expense is primarily due to higher rates on our funding liabilities related to the shift to mortgage-backed notes from repurchase agreements, as well as increases in overall levels of both funding liabilities and interest rates between September 30, 2005 and September 30, 2006. The shift in funding liabilities reflects the repositioning of our portfolios in order to reduce our exposure to interest rate volatility and help match the income we earn on our mortgage assets with the cost of our related liabilities.
          Total interest income from mortgage assets was $231.6 million and $131.3 million for the nine months ended September 30, 2006 and 2005, respectively. The year-over-year increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during 2006. Interest expense for the nine months ended September 30, 2006 and 2005 was $172.6 million and $90.9 million, respectively. The increase in interest expense is primarily due to higher rates on our funding liabilities related to the shift to mortgage-backed notes from repurchase agreements, as well as an increase in the overall levels of both funding liabilities and interest rates between September 30, 2005 and September 30, 2006.
          The table below details the components of our net interest spread for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.84%	3.79%	6.32%	3.70%
Weighted-average cost of total liabilities	5.40	3.29	4.94	2.74

Net interest spread	1.44%	0.50%	1.38%	0.96%

          Weighted-average yield on average earning assets, net of premium amortization or discount accretion, is defined as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average mortgage earning assets during the three months ended September 30, 2006 and 2005 were $5.6 billion and $4.9 billion, respectively, and during the nine months ended September 30, 2006 and 2005 were $4.9 billion and $4.7 billion, respectively.
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

          Interest expense for the three and nine months ended September 30, 2006 was as follows (dollars in thousands):

	Three Months	Percentage	Nine Months	Percentage
	Ended	of Average	Ended	of Average
	September 30,	Financing	September 30,	Financing
	2006	Liabilities	2006	Liabilities
Interest expense on mortgage-backed notes	$38,372	2.83%	$84,119	2.41%
Interest expense on repurchase agreement liabilities	31,043	2.29	81,547	2.33
Interest expense on warehouse lending facilities	3,378	0.25	8,849	0.25
Interest expense on junior subordinated notes	1,973	0.15	5,790	0.17
Amortization of net realized gains on futures and interest rate swap contracts	(580)	(0.04)	(6,924)	(0.20)
Net interest income on interest rate swap contracts	(1,087)	(0.08)	(798)	0.02)
Other	50	nm	50	nm

Total interest expense	$73,149	5.40%	$172,633	4.94%

nm = not meaningful
          Interest expense for the three and nine months ended September 30, 2005 was as follows (dollars in thousands):

	Three Months	Percentage	Nine Months	Percentage
	Ended	of Average	Ended	of Average
	September 30,	Financing	September 30,	Financing
	2005	Liabilities	2005	Liabilities
Interest expense on repurchase agreement liabilities	$39,578	3.41%	$96,865	2.92%
Interest expense on warehouse lending facilities	585	0.05	585	0.02
Interest expense on junior subordinated notes	1,034	0.09	2,239	0.06
Net hedge ineffectiveness (gains) losses on futures and interest rate swap contracts	430	0.03	(42)	nm
Amortization of net realized (gains) losses on futures and interest rate swap contracts	799	0.07	(1,395)	(0.04)
Net interest income on interest rate swap contracts	(4,196)	(0.36)	(7,395)	(0.22)
Other	11	nm	21	nm

Total interest expense	$38,241	3.29%	$90,878	2.74%

nm = not meaningful
          Weighted-average financing liabilities during the three months ended September 30, 2006 and 2005 were $5.3 billion and $4.5 billion, respectively. Weighted-average financing liabilities during the nine months ended September 30, 2006 and 2005 were $4.6 billion and $4.4 billion, respectively.
          Return on average equity for the three months ended September 30, 2006 and 2005 was (6.6)% and 4.9%, respectively, and for the nine months ended September 30, 2006 and 2005 was 9.7% for both periods. We define return on average equity as annualized net income divided by weighted-average stockholders’ equity. Weighted-average stockholders’ equity for the three months ended September 30, 2006 and 2005 was $395.1 million and $420.3 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $395.1 million and $419.3 million, respectively.

          Other income and expense for the three and nine months ended September 30, 2006, was net other expense of $11.5 million and net other income of $2.3 million, respectively, and other income and expense for the three and nine months ended September 30, 2005, was net other income of $0.5 million and net other expense of $0.4 million, respectively, as summarized in the following table (dollars in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	2006	2005	2006	2005
Realized and unrealized gains (losses) on derivative instruments, net	$(11.7)	$0.6	$4.1	$(0.3)

Sales of mortgage-backed securities:
Gains	0.3	—	10.0	—
Losses	(0.1)	(0.1)	(9.0)	(0.1)

Other-than-temporary impairment losses	—	—	(2.2)	—

Other expense	—	—	(0.6)	—

Total	$(11.5)	$0.5	$2.3	$(0.4)

          The fluctuation in net realized and unrealized gains (losses) on derivative instruments for the three and nine months ended September 30, 2006 is primarily due to our decision to discontinue the use of hedge accounting as of January 1, 2006, and therefore all changes in value of derivative instruments that had previously been accounted for under hedge accounting are recognized in other income or expense. During the nine months ended September 30, 2006, we sold mortgage-backed securities totaling $3.8 billion, primarily as a result of repositioning our balance sheet. During the three months ended September 30, 2005, we sold $136.3 million of mortgage-backed securities to reduce leverage and rebalance our portfolios. Other income for the nine months ended September 30, 2006, includes other-than-temporary impairment losses on mortgage-backed securities in our Spread portfolio related to certain Spread assets that we did not intend to hold until their maturity or their unrealized losses recovered.
          Operating expenses for the three months ended September 30, 2006 and 2005 were $16.6 million and $3.4 million, respectively. For the nine months ended September 30, 2006 and 2005, operating expenses were $31.5 million and $9.7 million, respectively. The year-over-year increases in operating expenses are primarily due to increased operating expenses that are required to manage our Residential Mortgage Credit strategy as well as increased management compensation and incentive compensation expenses related to the termination of the Amended Agreement with SCM.
          During the quarter ended September 30, 2006, we completed our transition to full internal management after reaching agreement with SCM to terminate the Amended Agreement described below. Because the Amended Agreement has been terminated, we are no longer required to make regular quarterly “minimum” payments to SCM through 2007, nor do we need to accrue future incentive compensation expense for SCM. Instead, we will pay SCM a total of $5.8 million in cash in three equal installments: the first installment of $1.9 million was paid on September 29, 2006; the second installment of $1.9 million was paid on October 31, 2006; and the third installment of $1.9 million will be paid on or before January 2, 2007 in connection with the termination of the Amended Agreement. As of September 26, 2006, we also accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.
          Base management compensation for the three and nine months ended September 30, 2006 was $5.5 million and $6.9 million, respectively, including the installment payments due to SCM related to the termination agreement described above. Base management compensation for the three and nine months ended September 30, 2005 was $1.1 million and $3.3 million, respectively. Pursuant to the Amended Agreement, base management compensation due to SCM was calculated based on a percentage of our average net worth that was managed by SCM, and also was subject to a minimum fee. The amount of assets managed by SCM decreased substantially during the first quarter of 2006 and further decreased in the second and third quarters of 2006 as a result of redeploying assets from the Spread portfolio managed by SCM into our other portfolios. Consequently, the base management fee calculated pursuant to the “average net worth” formula was lower than the minimum fee payment due to SCM of $0.7 million for the first and second quarters of 2006. As a result, $1.4 million of the base management compensation expense for the nine months ended September 30, 2006 represents the minimum fee due to SCM.
          Incentive compensation expense for the three and nine months ended September 30, 2006 was $0.5 million and $0.7 million, respectively. Incentive compensation expense for the three and nine months ended September 30, 2005 was $0.2 million and $1.1 million, respectively. Under the Amended Agreement, SCM did not earn any incentive compensation during the three and nine months ended September 30, 2006 and 2005. The incentive compensation expense during the three and nine months ended September 30, 2006 and 2005 related primarily to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the periods. The incentive compensation expense for the three and nine months ended September 30, 2006 also includes the final vesting of all of the restricted stock awards granted to SCM earned in prior periods in connection with the termination agreement. Effective September 30, 2006, we will no longer recognize incentive compensation expense related to restricted stock awards granted to SCM.
          Servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $3.5 million and $7.5 million for the three and nine months ended September 30, 2006, respectively, and was $47 thousand for each of the same periods in 2005. In addition, salaries and benefits were $2.9 million and $7.4 million during the three and nine months ended September 30, 2006, respectively, versus $0.8 million and $1.7 million during the three and nine months ended September 30, 2005, respectively, and reflects the addition of three new employees during the fourth quarter of 2005 and 15 new employees during the first nine months of 2006. In addition, for three and nine months ended September 30, 2006, we recorded a provision for loan losses of $1.8 million and $3.3 million, respectively, based on an analysis of our portfolio of loans held-for-investment at the end of the second and third quarters of 2006.
          We have a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with our investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 41%. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. In addition, we have a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. This taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 41%.
          For the three and nine months ended September 30, 2006, our current provision for corporate net income tax was $0.4 million and $1.1 million, respectively. We made no provisions for income taxes during the three and nine months ended September 30, 2005.
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

          The following table reconciles our GAAP net income to our REIT taxable net income for the nine months ended September 30, 2006 and September 30, 2005 (in thousands, except share and per share amounts):

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	GAAP	Adjustments	REIT	GAAP	Adjustments	REIT
	Statement	to GAAP	Taxable	Statement	to GAAP	Taxable
	of	Statement of	Statement of	of	Statement of	Statement of
	Operations	Operations	Operations	Operations	Operations	Operations
Net Interest Income:
Interest income:
Spread portfolio	$69,757	$(7,904)	$61,853	$126,906	$—	$126,906
Mortgage loan and securitization portfolio	133,667	(80,070)	53,597	715	(4)	711
Credit sensitive bond portfolio	28,176	(68)	28,108	3,703	—	3,703

Total interest income	231,600	(88,042)	143,558	131,324	(4)	131,320

Interest expense	172,633	(76,432)	96,201	90,878	182	91,060

Net interest income	58,967	(11,610)	47,357	40,446	(186)	40,260

Other Income (expense):
Realized and unrealized gains (losses) on derivative instruments	4,087	(4,087)	—	(311)	311	—
Gains (losses) on sales of mortgage-backed securities	990	(990)	—	(69)	69	—
Impairment losses on mortgage-backed securities	(2,179)	2,179	—	—	—	—
Other income (expense)	(608)	405	(203)	—	—	—

Total other income (expense)	2,290	(2,493)	(203)	(380)	380	—

Expenses:
Management compensation expense to related party	6,921	(3,942)	2,979	3,254	—	3,254
Incentive compensation expense to related parties	791	1,706	2,497	1,128	(502)	626
Salaries and benefits	7,375	(650)	6,725	1,702	(240)	1,462
Servicing expense	7,546	(6,231)	1,315	47	—	47
Provision for loan losses	3,304	(3,304)	—	—	—	—
Professional services	2,181	(176)	2,005	1,588	—	1,588
Board of directors expense	301	—	301	351	—	351
Insurance expense	444	—	444	415	—	415
Custody expense	324	(62)	262	319	—	319
Other general and administrative expenses	2,265	79	2,344	890	387	1,277

Total expenses	31,452	(12,580)	18,872	9,694	(355)	9,339

Income before taxes	29,805	(1,523)	28,282	30,372	549	30,921

Income taxes	1,057	(1,038)	19	—	—	—

Net income	$28,748	$(485)	$28,263	$30,372	$549	$30,921

Net income per share — basic	$0.74			$0.79
Net income per share — diluted	$0.74			$0.79

Weighted-average number of shares outstanding – basic	38,937,454			38,478,679
Weighted-average number of shares outstanding – diluted	39,066,406			38,615,869

REIT taxable net income per share			$0.71			$0.78

Average shares outstanding on dividend record dates during the year			39,652,028			39,775,656

          Our net interest spread on a REIT taxable net income basis, net of servicing expense, was 1.13% and 0.95% for the nine months ended September 2006 and September 2005, respectively.
          Undistributed REIT taxable net income for the nine months ended September 30, 2006 and 2005 was as follows (dollars in thousands, except per share data):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Undistributed REIT taxable net income, beginning of period	$3,154	$1,794
REIT taxable net income earned during period	28,263	30,921
Distributions declared during period, net of dividend equivalent rights on restricted stock	(21,742)	(28,750)
Other adjustments	(214)	—

Undistributed REIT taxable net income, end of period	$9,461	$3,965

Cash distributions per share declared during period	$0.55	$0.74

Percentage of REIT taxable net income distributed	76.9%	93.0%

          On October 10, 2006, we declared a special cash dividend of $0.075 per share (approximately $3.6 million) payable on November 10, 2006 to stockholders of record on October 20, 2006.
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
Financial Condition
Mortgage Assets
Mortgage-backed securities
          At September 30, 2006 and December 31, 2005, we held $2.1 billion and $4.4 billion, respectively, of mortgage-backed securities. As previously announced, we have changed our investment strategy to make it less interest-rate sensitive, and thereby have redeployed assets from our Spread portfolio to our Residential Mortgage Credit portfolio.

          The following table presents our mortgage-backed securities at September 30, 2006 and December 31, 2005 classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories.

	September 30, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
		Mortgage-		Mortgage-
	Market	backed	Market	backed
(dollars in thousands)	Value	securities	Value	securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$106,937	5.0%	$30,623	0.7%
A/A rating	236,402	11.2	64,957	1.5
BBB/Baa rating	123,295	5.8	28,546	0.6

Total Investment-grade MBS	466,634	22.0	124,126	2.8

Weighted-average credit rating	A		A

Non-investment-grade MBS:
BB/Ba rating	124,868	5.9	121,128	2.8
Not rated	9,010	0.4	20,818	0.5

Total non-investment-grade MBS	133,878	6.3	141,946	3.3%

Weighted-average credit rating (1)	BB		BB+

Total Residential Mortgage Credit portfolio	600,512	28.3	266,072	6.1

Weighted-average credit rating (1)	A-		BBB

Spread Portfolio
Agency MBS	121,764	5.7	1,203,255	27.6
AAA/Aaa rating	1,396,264	65.9	2,890,276	66.3

Total Spread portfolio	1,518,028	71.7	4,093,531	93.9

Weighted-average credit rating	AAA		AAA

Total mortgage-backed securities	$2,118,540	100.0%	$4,359,603	100.0%

Weighted-average credit rating	AA		AA+

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $9.0 million and $20.8 million at September 30, 2006 and December 31, 2005, respectively.
Loans held-for-investment
          At September 30, 2006 and December 31, 2005, our residential mortgage loans held-for-investment totaled $4.2 billion and $0.5 billion, respectively, including unamortized premium of $84.1 million and $0.7 million, respectively. Our residential mortgage loans at September 30, 2006 are comprised of $4.1 billion of adjustable-rate and hybrid adjustable-rate mortgage loans that collateralize debt obligations and $1.9 million of adjustable-rate mortgage loans pending securitization. Our residential mortgage loans at December 31, 2005 were comprised of $0.5 billion of hybrid adjustable-rate mortgage loans that collateralized debt obligations. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for the securitizations as financings under SFAS No. 140.

          At September 30, 2006, our residential mortgage loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After		Principal	Loans
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Delinquent >
	Average	Average	Average	Cost of		Loans	90 days as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Percentage of
Description	Rate	Date	Reset	Hedging (1)	Balance	> 90 days	Total Principal
Floating rate mortgage	7.68%	2036	1	1	$3,409,000	$9,377	0.23%
3-Year hybrid mortgage	6.28%	2036	28	20	77,573	679	0.02%
5-Year hybrid mortgage	6.25%	2035	50	23	629,555	7,508	0.18%

Total	7.44%	2036	9	5	$4,116,128	$17,564	0.43%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition, the financing for $278.5 million of our 3-year and 5-year hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of three to five years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately 5 months at September 30, 2006.
          At December 31, 2005, our residential loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After
		Weighted-	Weighted-	Effect of		Principal
	Weighted-	Average	Average	Cost of		Amount of Loans
	Average	Maturity	Months to	Funds	Principal	Delinquent
Description	Interest Rate	Date	Reset	Hedging (1)	Balance	> 90 days
3-Year hybrid mortgage	5.83%	2035	34	2	$32,890	$—
5-Year hybrid mortgage	6.11%	2035	57	2	473,608	—

Total	6.09%	2035	56	2	$506,498	$—

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately one month at December 31, 2005.

          The following table summarizes key metrics of our loans held-for-investment at September 30, 2006 (dollars in thousands):

Unpaid principal balance	$4,116,128
Number of loans	10,504
Average loan balance	$392
Weighted-average coupon rate	7.44%
Weighted-average lifetime cap	10.45%
Weighted-average original term, in months	368
Weighted-average remaining term, in months	360
Weighted-average loan-to-value ratio (LTV)	75.7%
Weighted-average FICO score	711
Top five geographic concentrations (% exposure):
California	59.8%
Florida	8.3%
Arizona	4.2%
Virginia	3.7%
Nevada	3.2%
Occupancy status:
Owner occupied	87.2%
Investor	12.8%
Property type:
Single-family	84.0%
Condominium	9.9%
Other residential	6.1%
Collateral type:
Alt A – first lien	100.0%
          The following table summarizes key metrics of our loans held-for-investment at December 31, 2005 (dollars in thousands):

Unpaid principal balance	$506,498
Number of loans	1,163
Average loan balance	$436
Weighted-average coupon rate	6.09%
Weighted-average lifetime cap	11.31%
Weighted-average original term, in months	360
Weighted-average remaining term, in months	357
Weighted-average loan-to-value ratio (LTV)	75.1%
Weighted-average FICO score	712
Top five geographic concentrations (% exposure):
California	38.9%
Virginia	11.1%
Florida	8.5%
Arizona	6.2%
Maryland	5.4%
Occupancy status:
Owner occupied	93.7%
Investor	6.3%
Property type:
Single-family	87.0%
Condominium	9.7%
Other residential	3.3%
Collateral type:
Alt A-first lien	100.0%
          At September 30, 2006, 31 of the 10,504 loans in our $4.1 billion residential mortgage loan portfolio were 90 days or more delinquent with an aggregate balance of $17.6 million, representing 43 basis points (0.43%) of the residential mortgage loan portfolio, and were on non-accrual status. At December 31, 2005, we had no loans that were 90 days or more delinquent and all of our loans were accruing interest.
          We performed an allowance for loan losses analysis as of September 30, 2006 and recorded a $1.8 million and $3.3 million provision for loan losses for the three months and nine months ended September 30, 2006, respectively, representing 8 basis points (0.08%) of the residential mortgage portfolio. Our allowance for loan losses was established using industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for doubtful accounts if we believe that an adjustment is warranted. This analysis was the basis for our $2.5 million general allocated allowance at September 30, 2006. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property. We recorded a specific reserve for loans meeting these criteria of $0.8 million at September 30, 2006. We did not record an unallocated allowance for loan losses at September 30, 2006 as we did not identify any factors in the portfolio which warranted such an allowance.
     We performed an allowance for loan losses analysis as of December 31, 2005, and we made a determination that no allowance for loan losses was required for our residential mortgage loan portfolio as of December 31, 2005. Charge-offs for the three months and nine months ended September 30, 2006 totaling $15 thousand were recorded in our residential mortgage loan portfolio.
Mortgage-Backed Notes
     We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio, matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps to achieve this result. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed securities are issued. These mortgage-backed securities are carried at their unpaid principal balances net of any unamortized discount or premium. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140 and, therefore, no gain or loss is recorded in connection with the securitizations. The treatment of securitization transactions can be different for taxation purposes than under GAAP. Each securitization entity was evaluated in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed securities issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
     During the third quarter of 2006, we issued approximately $772.7 million of mortgage-backed notes. We retained $19.3 million of the resulting securities for our securitized residential loan portfolio and placed $753.4 million with third-party investors. During the nine months ended September 30, 2006, we issued approximately $3.8 billion of mortgage-backed notes. We retained $767.3 million of the resulting securities for our securitized residential loan portfolio and placed $3.1 billion with third-party investors. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. We did not issue mortgage-backed notes during the three and nine months ended September 30, 2005.
     At September 30, 2006 and December 31, 2005, we had mortgage-backed notes with an outstanding balance of $3.3 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.59% and 4.66% per annum, respectively. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of notes as previously explained. Unpaid interest on the mortgage-backed notes was $3.8 million and $0.3 million at September 30, 2006 and December 31, 2005, respectively. Net unamortized premium on the mortgage-backed notes was $2.8 million at September 30, 2006 and there was no unamortized premium at December 31, 2005. The stated maturities of the mortgage-backed notes at September 30, 2006 were from 2035 to 2046, and, at December 31, 2005, were 2035. At September 30, 2006 and December 31, 2005, residential mortgage loans with an estimated fair value of $3.3 billion and $0.5 billion, respectively, were pledged as collateral for mortgage-backed notes issued.
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
     The following table highlights the securitizations we have completed through September 30, 2006, as of each transaction execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	Portfolio
Loans, unpaid principal balance	$520,568	$576,122	$801,474	$682,535	$497,220	$508,789	$772,732	$4,359,440
Mortgage-backed notes issued to third parties	500,267	536,657	746,973	654,270	376,148	—	753,415	3,567,730
Debt retained	20,301	39,465	54,501	28,265	121,072	508,789	19,317	791,710
Retained investment grade % (1)	3.1%	3.9%	3.7%	2.9%	21.1%	97.2%	1.0%	16.0%
Retained non-investment grade % (1)	0.8%	3.0%	3.1%	1.3%	3.2%	2.8%	1.5%	2.2%
Cost of debt on AAA-rated mortgage-backed notes – spread to LIBOR (2)	0.27%	0.28%	0.22%	0.23%	0.21%	0.21%	0.22%	0.23%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $267.4 million of AAA mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

     The following table presents the rating categories of the mortgage-backed securities issued in our securitizations completed through September 30, 2006, as of each execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	Portfolio
Transaction execution date	11/2/05	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06

Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$482,307	$517,069	$717,320	$597,700	$376,148	$—	$712,846	$3,403,390
AA/Aa rating	17,960	19,588	29,653	56,570	—	—	29,364	153,135
A/A rating	—	—	—	—	—	—	11,205	11,205

Total Mortgage-backed notes issues to third-party investors	$500,267	$536,657	$746,973	$654,270	$376,148	$—	$753,415	$3,567,730

Percentage of total collateral	96.1%	93.1%	93.2%	95.9%	75.7%	—	97.5%	81.8%

Debt retained
AAA/Aaa rating	$—	$—	$—	$—	$66,378	$457,910	$—	$524,288
AA/Aa rating	6,767	—	—	—	18,397	21,369	—	46,533
A/A rating	4,165	13,251	18,434	9,852	12,430	9,667	3,864	71,663
BBB/Bbb rating	5,206	8,930	11,221	9,649	7,707	5,851	3,864	52,428
BB/Ba rating	1,301	7,202	10,419	1,879	6,215	6,614	6,954	40,584
B/B rating	—	5,761	8,015	1,569	5,469	3,816	—	24,630
Not rated	—	4,321	6,412	1,257	4,476	3,562	4,635	24,663

Total mortgage-backed notes retained	17,439	39,465	54,501	24,206	121,072	508,789	19,317	784,789
Overcollateralization	2,862	—	—	4,059	—	—	—	6,922

Total debt retained	$20,301	$39,465	$54,501	$28,265	$121,072	$508,789	$19,317	$791,710

Percentage of total collateral	3.9%	6.9%	6.8%	4.1%	24.3%	100.0%	2.5%	18.2%

Asset Repricing Characteristics
     The following table summarizes the repricing characteristics of our mortgage assets by portfolio, and further classified by asset type and frequency of repricing of their coupon rate (dollars in thousands):

	September 30, 2006		December 31, 2005
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$3,409,000	54.0%	$—	—%
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	707,128	11.2	506,498	10.4
Reset > 60 months	—	—	—	—
Unamortized premium	84,102	1.3	679	nm
Allowance for loan losses	(3,289)	nm	—	—

Sub-total	4,196,941	66.5	507,177	10.4

ARM residential mortgage-backed securities:
Reset 1 month or less	599,049	9.5	266,072	5.5
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	599,049	9.5	266,072	5.5

Fixed-rate residential mortgage-backed securities:	1,463	nm	—	—

Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	1,396,264	22.1	8,610	0.2
Reset >1 month but < 12 months	121,764	1.9	476,828	9.8
Reset >12 months but < 60 months	—	—	2,756,195	56.6
Reset > 60 months	—	—	851,898	17.5

Sub-total	1,518,028	24.0	4,093,531	84.1

Total Mortgage Assets	$6,315,481	100.0%	$4,866,780	100.0%

nm = not meaningful
     At September 30, 2006 and December 31, 2005, the weighted-average period to reset of our total mortgage assets was six months and 2.8 years, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our 3-year and 5-year hybrid residential mortgage loans. Our net asset/liability duration gap was approximately negative two months at September 30, 2006. Our net asset/liability duration gap was approximately seven months at December 31, 2005.
     Total mortgage assets had a weighted-average coupon of 6.90% and 4.62% at September 30, 2006 and December 31, 2005, respectively.
     Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.84% and 9.23% at September 30, 2006 and December 31, 2005, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.45% and 11.31% at September 30, 2006 and December 31, 2005, respectively.
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
     In addition, the financing for $278.5 million of our 3-year and 5-year hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of 3 to 5 years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR.
     The percentages of the mortgage assets in our investment portfolio at September 30, 2006 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	97%	3%	—%	—%
Loans held-for-investment	19	—	81	nm

nm = not meaningful
     The percentages of the mortgages assets in our investment portfolio at December 31, 2005 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	65%	35%	—%	—%
Loans held-for-investment	100	—	—	—
     The principal payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 16% and 33% for the three months ended September 30, 2006 and September 30, 2005, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments in our portfolio.
Liquidity and Capital Resources
     At September 30, 2006, the primary source of funds for our loan origination and securitization portfolio was $3.3 billion of non-recourse mortgage-backed notes, with a weighted-average borrowing rate of 5.59%. In addition, we had a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005, a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. that was established in January 2006 and a $1.0 billion warehouse lending facility with Barclays Bank plc that was established in July 2006. All three warehouse lending facilities are structured as repurchase agreements. We also established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. in September 2006 to provide financing for our CDO business. There were no outstanding borrowings on our warehouse lending facilities at September 30, 2006 or December 31, 2005.
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

     Certain mortgage loans that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Luminent’s mortgage loans generally can experience negative amortization to a maximum amount of 110-115% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 76% on our portfolio, our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.
     Luminent has structured all of its negatively amortizing mortgage loans into various securitizations and has retained ownership in these securitizations in part or whole in the form of mortgage-backed securities. These securitization structures effectively prevent the disbursement of deferred interest which arises from negative amortization. Deferred interest increases the bond balances of the securitization structure and is not disbursed from the structure.
     Securitization structures allocate the principal payments and prepayments on mortgage loans, including loans with negative amortization features. To date, prepayments on our mortgage loans with negative amortization have been sufficient to offset negative amortization such that all our securitization structures have made all their required payments to bond holders.
     A reconciliation of the cash flows on our residential mortgage loans which have negatively amortizing loans and the mortgage-backed notes backed by those residential mortgage loans during the nine months ended September 30, 2006 was as follows (dollars in thousands):

Principal payments received on residential mortgage loans	$182,267
Principal distributed to mortgage-backed note holders (1)	(142,923)

Principal receipts used for interest payments on mortgage-backed notes	39,344

Interest cash receipts on residential mortgage loans for interest and other fee income, net of servicing and other reimbursements	54,676
Interest payments to mortgage-backed note holders (1)	(94,020)

Interest payments on mortgage-backed notes in excess of interest cash receipts	(39,344)

Net cash flow	$—

(1)	Amount includes principal and interest distributed on bonds retained by us.
     Our projections of estimated prepayments on negatively amortizing loans indicate that our securitizations will continue to support required payments to the holders of the mortgage-backed notes issued by us.
     The primary source of funds used to finance our mortgage-backed securities at September 30, 2006 consisted of repurchase agreements totaling $2.5 billion with a weighted-average current borrowing rate of 5.42%. We expect to continue to borrow funds for our mortgage-backed securities through repurchase agreements. At September 30, 2006, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on September 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities that we are financing with repurchase agreements, which could limit our future borrowing ability or cause our repurchase agreement counterparties to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. In August 2006, we established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed security portfolio. Luminent Star Funding is a single-seller commercial paper program that will provide a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that will be rated by the rating agencies Standard & Poor’s and Moody’s. At September 30, 2006, there was no outstanding balance on the commercial paper facility.

     In September 2006, we entered into a $435 million term repurchase agreement with Barclays Capital. We intend to use the facility to acquire AAA-rated mortgage-backed securities. The facility has a term of up to two years and is expected to decrease our liquidity risk by reducing our reliance on short-term repurchase agreement financing.
     The following table describes the private-label, non-recourse multi-class mortgage-backed notes that were issued to provide permanent funding of our residential mortgage loans in the nine months ended September 30, 2006, as of each transaction execution date (in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM
	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6
Transaction execution date:	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06

Loans, unpaid principal balance	$576,122	$801,474	$682,535	$497,220	$508,789	$772,732
Mortgage-backed notes issued to third parties	536,657	746,973	654,270	376,148	—	753,415
Debt retained	39,465	54,501	28,265	121,072	508,789	19,317
     At September 30, 2006, we had mortgage-backed notes totaling $3.3 billion with a weighted-average borrowing rate of 5.59% per annum. The borrowing rates of the mortgage-backed notes reset monthly based on one-month LIBOR with the exception of $0.3 billion of non-retained mortgage-backed notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR.
     We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at September 30, 2006.
     We employ a leverage strategy to increase our mortgage-related assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. At September 30, 2006, the overall borrowing leverage ratio for our entire portfolio was 15.1 times.
     For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.
     On November 6, 2006, we paid a cash distribution of $0.30 per share to our stockholders of record on October 9, 2006. Additionally, on October 10, 2006, we declared a special cash dividend of $0.075 per share, payable on November 10, 2006 to stockholders of record on October 20, 2006. On July 24, 2006, we paid a cash distribution of $0.20 per share to our stockholders of record on June 22, 2006. On May 10, 2006, we paid a cash distribution of $0.05 per share to our stockholders of record on April 10, 2006. These distributions are taxable dividends and not considered a return of capital. We did not distribute $3.9 million of our REIT taxable net income for the year ended December 31, 2005. We declared a spillback distribution in this amount during the quarter ended September 30, 2006.
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
     We have a shelf registration statement on Form S-3 that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions under this shelf registration statement. During the three and nine months ended September 30, 2006, we sold approximately 1.4 million shares of common stock pursuant to this agreement resulting in net proceeds of approximately $14.3 million. At September 30, 2006, total proceeds of up to $454.2 million remain available to us to offer and sell under this shelf registration statement. Subsequent to September 30, 2006, we have sold approximately 0.3 million shares of common stock pursuant to the Cantor Fitzgerald agreement resulting in net proceeds of approximately $2.9 million. In addition, on October 13, 2006, we issued 6.9 million shares of our common stock at $10.25 per share as a result of completing a public offering issued pursuant to this shelf registration statement. As a result of these transactions, as of October 13, 2006, the remaining proceeds available to us to offer and sell under this shelf registration statement was $380.5 million.
     We have a shelf registration statement on Form S-3 with respect to our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan, that was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. During the three and nine months ended September 30, 2006, we issued no new shares of common stock through the Plan.
     In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. During the three and nine months ended September 30, 2006, we repurchased a total of 42,235 shares and 1,919,235 shares, respectively, at a weighted-average price of $7.06 per share and $8.22 per share, respectively. From the inception of our repurchase program through September 30, 2006, we have repurchased a total of 2,594,285 shares at a weighted-average price of $8.00 per share. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
     In July 2006, we announced that our $2.5 billion securitization shelf registration statement filed on Form S-3 was declared effective by the SEC. The name of our securitization shelf is Lares Asset Securitization, Inc. Under this shelf registration statement, we may administer our own securitizations by offering securities collateralized by loans we acquire. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. LUM 2006-6 was our first securitization completed under this shelf registration statement.
     Additionally, in August 2006, we closed a $1.0 billion program to finance our purchases of Agency and AAA-rated mortgage-backed securities through a subsidiary we called Luminent Star Funding I. Luminent Star Funding is a single-seller commercial paper program that will provide a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that will be rated by the rating agencies Standard & Poor’s and Moody’s. At September 30, 2006, there was no outstanding balance on the commercial paper facility.
     We may increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for raising capital and for the investment of any net proceeds from such capital raises. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation of us.
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
Contractual Obligations and Commitments
     The table below summarizes our contractual obligations at September 30, 2006. The table excludes accrued interest payable on our variable rate liabilities, and payments due under interest rate swaps because those contracts do not have fixed and determinable payments:

		Payments Due by Period
		Less than 1		3 – 5
(in millions)	Total	year	1 – 3 years	years	More than 5 years
Repurchase agreements	$2,528.9	$2,528.9	$—	$—	$—
Mortgage-backed notes (1)	3,339.6	706.0	1,579.8	993.4	60.4
Junior subordinated notes (2)	107.4	4.1	10.5	—	92.8
Facilities leases	1,129.6	243.7	407.0	305.4	173.5
Management fees	3.8	3.8	—	—	—

Total	$7,109.3	$3,486.5	$1,997.3	$1,298.8	$326.7

(1)	The mortgage-backed notes have stated maturities through 2046; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the mortgage-backed notes. The payments represented reflect our assumptions for prepayment and credit losses at September 30, 2006 and assume we will exercise our redemption option.

(2)	Certain of our junior subordinated notes bear interest at a fixed rate per annum through March 30, 2010 and, thereafter, at a variable rate. Payments due by period reflect total principal due on all junior subordinated notes plus interest payments due during the fixed rate period of certain of the notes. See Note 4 to our consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.
Off-Balance Sheet Arrangements
     In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. Our total contractual obligation and payments due by period are summarized in the table above. See Note 4 to our consolidated financial statements in Part 1, Item 1, of this Quarterly Report on Form 10-Q for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.
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
Credit Risk
     We are subject to credit risk in connection with our investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below AAA. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

     We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources included sophisticated industry and rating agency software. We also outsource underwriting services to identify higher risk loans, either due to borrower credit profiles or collateral valuation issues. Through statistical sampling techniques, we create adverse credit and valuation samples, which we review by hand. We reject loans that fail to conform to our standards. We also create samples of loans with layered risk characteristics, such as investor occupancy and cash out, and review their constituent loans in detail. We accept only those loans which meet our careful underwriting criteria.
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
Concentration Risk
     Inadequate diversification of our loan portfolio, such as geographic regions, may result in losses. As part of our underwriting process, we diversify the geographic concentration risk exposure in our portfolios.
Interest Rate Risk
     We are subject to interest rate risk in connection with our investments in residential mortgage loans, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities and our related debt obligations, which include mortgage-backed notes, warehouse lending facilities, derivative contracts and repurchase agreements.
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
     We finance our adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with hybrid-adjustable rate (during the fixed-rate component of such securities) and fixed-rate mortgage-backed securities tend to increase while the income earned on such hybrid adjustable-rate and fixed-rate mortgage-backed securities may remain substantially unchanged. This effect results in a narrowing of the net interest spread between the related assets and borrowings with respect to our hybrid adjustable-rate and fixed-rate mortgage-backed securities and may even result in losses. With respect to our adjustable-rate mortgage-backed securities, during a period of rising interest rates the adjustable coupon rates on our adjustable-rate mortgage-backed securities would increase along with the increase in their related borrowing costs such that the net interest spread on these assets would remain substantially unchanged.
     As a means to mitigate the negative impact of a rising interest rate environment on the net interest spread of our hybrid adjustable-rate and fixed-rate mortgage-backed securities, we may enter into derivative contracts, such as

Eurodollar futures contracts, interest rate swap contracts, interest rate cap contracts and swaption contracts. Hedging techniques are based, in part, on assumed levels of prepayments of the hybrid adjustable-rate and fixed-rate mortgage-backed securities that are being hedged. If actual prepayments are slower or faster than assumed, the life of the hybrid adjustable-rate and fixed-rate mortgage-backed securities being hedged will be longer or shorter, which could reduce the effectiveness of any hedging strategies that we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
     All of our hedging activities are also limited by the asset and sources-of-income requirements applicable to us as a REIT.
Extension Risk
     Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At September 30, 2006, 11.4% of our total mortgage assets were comprised of hybrid adjustable-rate mortgage loans and there were no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage loans and mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may decrease (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may increase (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to shorten. The possibility that our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities may lengthen due to slower prepayment activity is commonly known as “extension risk.”
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
     We may purchase a variety of hedging instruments to mitigate these risks.
Prepayment Risk
     Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a mortgage loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgages were originated. Prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some of our adjustable-rate mortgage loans and the mortgage loans underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that we owned such an adjustable-rate mortgage loan or adjustable-rate mortgage-backed security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the mortgage loan or adjustable-rate mortgage-backed security. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage loans and mortgage-backed securities to replace the prepaid mortgage loans and mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted. At September 30, 2006, 70.1% of our mortgage loans contained prepayment penalty provisions. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than loans without prepayment penalty provisions.
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

     The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive assets, liabilities and hedging instruments at September 30, 2006, assuming rates throughout the entire yield curve instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
(in millions)	Basis Points	Unchanged	Basis Points	Basis Points

Mortgage-Backed Securities
Fair value	$2,120.6	$2,118.5	$2,116.4	$2,114.4
Change in fair value	2.1	—	(2.1)	(4.2)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%

Hedge Instruments
Fair value	$(5.9)	$7.0	$25.0	$47.5
Change in fair value	(12.9)	—	18.0	40.5
Change as a percent of fair value	nm	—	nm	nm

Mortgage Loans Held-for-Investment (2)
Fair value	$4,147.0	$4,116.1	$4,085.3	$4,054.4
Change in fair value	30.9	—	(30.9)	(61.7)
Change as a percent of fair value	0.8%	—	(0.8)%	(1.5)%

Repurchase Agreements (1)(2)
Fair value	$2,528.9	$2,528.9	$2,528.9	$2,528.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Mortgage-backed Notes (1)(2)
Fair value	$3,342.4	$3,342.4	$3,342.4	$3,342.4
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—

Mortgage-backed Notes (2)(3)
Fair value	$285.5	$279.2	$273.1	$267.2
Change in fair value	6.3	—	(6.1)	(12.0)
Change as a percent of fair value	2.2%	—	(2.2)%	(4.3)%

Junior Subordinated Notes (2)
Fair value	$95.1	$91.4	$87.7	$84.3
Change in fair value	3.7	—	(3.7)	(7.1)
Change as a percent of fair value	4.0%	—	(4.0)%	(7.8)%

(1)	The fair value of the repurchase agreements and mortgage-backed notes would not change materially due to the short-term nature of these instruments.

(2)	This asset or liability is carried on the consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the asset or liability.

(3)	Represents mortgage-backed notes which are not short-term in nature.
nm = not meaningful
     There are many simplifying assumptions made in the preparation of the table above, and as such this table is not a precise predictor of what would actually happen to the fair values of our assets, liabilities and hedging instruments in the interest rate scenarios described above. In addition, it is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes, implied and real volatility and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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
Item 4. Controls and Procedures.
Conclusion Regarding Disclosure Controls and Procedures
     At September 30, 2006, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     At September 30, 2006, no legal proceedings were pending to which we were party or of which any of our properties were subject.
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
     When a mortgage or a mortgage collateralizing a mortgage-backed security experiences negative amortization, we continue to recognize interest income on the mortgage or mortgage-backed security although we are not receiving cash in an amount equal to the deferred portion of the interest income. As a result, when we recognize and distribute income to our stockholders related to negatively amortizing mortgages, we may experience negative cash flow. This negative cash flow could adversely impact our results of operations or financial condition.
     In addition, when a mortgage experiences negative amortization, the principal balance of the mortgage increases while the underlying market value of the related mortgaged property can remain flat or decrease. In such cases, the then current loan-to-value ratio of the negatively amortizing mortgage increases. Increasing current loan-to-value ratios on mortgages correspondingly increase the likelihood and severity of potential credit losses related to those mortgages. Accordingly, higher current loan-to-value ratios could adversely impact our results of operations or financial condition. At September 30, 2006, the weighted-average loan-to-value ratio of the residential mortgage loans in our portfolio was 75.7%
     To the extent a mortgage experiences negative amortization such that its loan-to-value ratio exceeds the fair market value of the real estate securing the mortgage at the time we purchased the mortgage, that mortgage will no longer constitute a qualifying asset for the 55% test we are required to meet under the Investment Company Act of 1940, as amended. If we fail to satisfy the 55% test, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business in accordance with our operating policies. In addition, any portion of the principal balance of a negative-amortization mortgage that exceeds the appraised value of the underlying mortgaged property at the time we purchased it will constitute a non-qualifying asset for purposes of the 75% asset test, and produce non-qualifying income for purposes of the 75% gross income test, applicable to REITs under federal income tax law. Any failure to comply with these tests could result in application of monetary penalties and potential loss of our REIT status. The residential mortgage loans in our portfolio contain caps which prohibit the unpaid principal balance from increasing to an amount in excess of 110% to 115% of the original unpaid principal balance.

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
     We do not intend to establish minimum distributions for the foreseeable future. Our ability to make distributions might be harmed by various risks, including the risk factors described in our 2005 Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors deems relevant from time to time. Our ability to make distributions to our stockholders in the future is dependent on these factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     a. None
     b. None
     c. The following table summarizes share purchases in the third quarter of 2006 under our stock repurchase programs:

	(a) Total	(b)	(c) Total Number of	(d) Maximum Number
	Number of	Average	Shares Purchased as Part	of Shares that May Yet
	Shares	Price Paid	of Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Program	Programs (1)
July 1 – 31, 2006	1,200	$9.00	1,200	2,446,750
August 1 – 31, 2006	41,035	7.00	41,035	2,405,715
September 1 – 30, 2006	—	—	—	2,405,715

(1)	Our initial stock repurchase program was announced on November 7, 2005 and authorized us to repurchase up to a total of 2,000,000 of our common shares. In February 2006, we announced an additional stock repurchase program to repurchase up to 3,000,000 shares of our common stock. We can repurchase shares in the open market or through privately negotiated transactions from time to time at management’s discretion until we repurchase a total of 5,000,000 common shares or our Board of Directors determines to terminate the program.

Item 3. Defaults Upon Senior Notes.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
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

Date: November 9, 2006

By:	/s/ CHRISTOPHER J. ZYDA
Christopher J. Zyda
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2006

EXHIBIT INDEX
     Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement (4)

3.2	Third Amended and Restated Bylaws (9)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003, private offering) (1)

10.1 †	2003 Stock Incentive Plan, as amended (10)

10.2 †	Form of Incentive Stock Option under the 2003 Stock Incentive Plan (1)

10.3 †	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan (1)

10.4 †	2003 Outside Advisors Stock Incentive Plan, as amended (10)

10.5 †	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan (1)

10.6 †	Form of Indemnity Agreement (1)

10.7 †	Form of Restricted Stock Award Agreement for Christopher J. Zyda (1)

10.8 †	Form of Restricted Stock Award Agreement for Seneca (3)

10.9	Controlled Equity Offering Sales Agreement dated February 7, 2005, between the Registrant and Cantor Fitzgerald & Co. (6)

10.10 †	Employment Agreement dated December 20, 2005, between the Registrant and S. Trezevant Moore, Jr. (12)

10.11 †	Employment Agreement dated December 20, 2005, between the Registrant and Gail P. Seneca (12)

10.12 †	Employment Agreement dated as of December 20, 2005, by and between the Registrant and Christopher J. Zyda (12)

10.13	Direct Stock Purchase and Dividend Reinvestment Plan dated June 29, 2005 (11)

14.1	Code of Business Conduct and Ethics (1)

14.2	Corporate Governance Guidelines (5)

Exhibit
Number	Description
31.1 *	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Board of Directors (1)

99.2	Charter of the Compensation Committee of the Board of Directors (1)

99.3	Charter of the Governance and Nominating Committee of the Registrant’s Board of Directors (1)

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Current Report Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on August 9, 2005.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-125479) which became effective under the Securities act of 1933, as amended, on June 28, 2005.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.