Form 10-K
period 2006-12-31
LUMINENT MORTGAGE CAPITAL INC
filed 2007-03-16
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Registrant’s telephone number, including area code: (415) 217-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒     No ☐

(Check one) Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $351,976,128

The number of shares of our common stock outstanding on February 28, 2007 was 47,958,510.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2007 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The incorporation by reference herein of portions of our proxy statement shall be deemed to specifically incorporate by reference to information referred to in Items 407 (d) (1), (2) and (3) and 407 (e)(3) of Regulation S-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements under the Private Securities Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may continue”, “estimate”, “intend”, “project”, “believe”, “expect”, “plan”, “anticipate” and similar terms may identify forward-looking statements, but the absence of such words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the flattening of, or other changes in the yield curve, on our investment strategies;
•	changes in interest rates and mortgage prepayment rates;
•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;
•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;
•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;
•	potential impacts of our leveraging policies on our net income and cash available for distribution;
•	the power of our board of directors to change our operating policies and strategies without stockholder approval;
•	the effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;
•	volatility in the timing and amount of our cash distributions;
•	our ability to purchase sufficient mortgages for our securitization business; and
•	the other important factors described in this Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”

Any or all of our forward-looking statements in this Form 10-K, may turn out to be inaccurate and actual results could differ materially from those anticipated or implied by our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and future trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.

You should not rely unduly on those forward-looking statements, which speak only as of the date of this Form 10-K. Unless required by the federal securities laws, we undertake no obligation to update publicly or revise any forward-looking statements to reflect new information or future events.

This Form 10-K contains market data, industry statistics and other data that have been obtained or compiled from, information made available by third parties. We have not independently verified any third party data.

ii

PART I

ITEM 1.	BUSINESS

Our Company

Overview

We are a real estate investment trust, or REIT, headquartered in San Francisco, California. We were incorporated in Maryland in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities, which we acquire in the secondary market. Substantive operations began in mid-June 2003 after completing a private placement of our common stock. In 2005, we expanded our mortgage investment strategy to include mortgage loan acquisition and securitization, as well as investments in mortgage-backed securities that have credit ratings of below AAA.

Using a combination of these investment strategies, we seek to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. We have acquired and may seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from these investments, our ability to pledge the investment to serve as collateral for our borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business.

Investors should distinguish our business model from that of a subprime originator. We do not acquire subprime mortgage loans. We are not a direct originator of mortgage loans and therefore we are not subject to “early payment default” claims. We acquire mortgage loans exclusively from well-capitalized originators, who meet our standards for financial and operational quality. We maintain ample liquidity to manage our business and have largely match-funded our balance sheet. During the last year, we have substantially reduced our reliance on short term repurchase agreement funding. As such, we experienced no liquidity strains during the recent market turmoil.

We invest in high-quality residential mortgage loans, AAA-rated and agency-backed mortgage-backed securities and subordinated mortgage-backed securities which have significant structural credit enhancement. At December 31, 2006, 65% of our assets consisted of first lien, prime quality residential mortgage loans, with a weighted-average FICO score of 713 and a weighted-average loan-to-value ratio, net of mortgage insurance, of 72.6%. Our AAA-rated and agency-backed mortgage-backed securities portfolio represented 25% of our assets at December 31, 2006. This portfolio has virtually no credit risk. Our subordinated mortgage-backed securities portfolio represented 9% of our assets at December 31, 2006 and had a weighted-average credit rating of BBB+. Structured credit enhancements in this portfolio provide us with significant protection against credit loss. Our diversified business model provides us flexibility to allocate capital to our various investment strategies as market conditions change.

We neither directly originate mortgage loans nor directly service mortgage loans. We purchase pools of mortgage loans through our diverse network of well-capitalized origination partners. All of the loans we purchase are underwritten to agreed-upon specifications in partnership with our selected high-quality originators. In addition, we obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the guidelines. An originator who breaches its representations and warranties may be obligated to repurchase loans from us.

Within the loan market, we have focused on prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We diligently review the credit risk associated with each mortgage loan pool we purchase. We employ a comprehensive underwriting process, driven by our highly experienced personnel. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80% and, in certain pools, we purchase supplemental mortgage insurance down to the 75% loan-to-value ratio level.

Our mortgage loan portfolio has virtually no exposure to the subprime sector which is currently generating high delinquencies. At December 31, 2006, mortgage loans with FICO scores less than 620, a measure which is generally considered to be an indicator of subprime, represented just 0.1% of our total mortgage loan portfolio. In addition, at December 31, 2006, none of our mortgage loans had loan-to-value ratios, net of mortgage insurance, greater than 80%. “No documentation” loans as a percentage of our total loan portfolio was just 2.5% at December 31, 2006. We believe that our collateral characteristics, as well as our comprehensive underwriting process, provide us with strong protection against credit loss.

The number of seriously delinquent loans in our loan portfolio was just 54 basis points (0.54%) of total loans at December 31, 2006. This is well within our expectations for performance and compares very favorably with industry statistics for prime ARM loans, for which the Mortgage Banker’s Association reports a serious delinquency rate of 114 basis points (1.14%) as of September 30, 2006. Our credit performance bears no resemblance to subprime performance, for which the Mortgage Banker’s Association reports a serious delinquency rate of 772 basis points (7.72%) as of September 30, 2006. We evaluate our mortgage loan portfolio for impairment on a quarterly basis, and increase or decrease our allowance for loan losses based on that analysis. Our allowance for loan losses was $5.0 million at December 31, 2006. When foreclosures occur, we believe we will realize modest severities, due to the low weighted-average loan-to-value ratios in our portfolio, and to current indications from our ongoing surveillance of property valuations on delinquent loans.

Certain mortgage loans that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization to a maximum amount of 110-115% of the original mortgage loan balance. As a result, given the relatively low weighted-average loan-to-value ratio of 72.6%, net of mortgage insurance, of our portfolio at December 31, 2006, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization. At December 31, 2006, if all negatively-amortizing loans reached their maximum permitted amount of negative amortization, the loan-to-value ratio of our portfolio would be 81.1%, net of mortgage insurance.

We manage our mortgage loan and mortgage-backed securities portfolios in order to reduce our exposure to interest rates. At December 31, 2006, approximately 89% of our mortgage assets, after the effect of cost of funds hedging, float monthly. We further reduce our sensitivity to interest rates by matching the income we earn on our mortgage assets with the cost of our related liabilities. Our net asset/liability duration gap was approximately one month at December 31, 2006.

At December 31, 2006, we financed our portfolios of mortgage loans and mortgage-backed securities through the use of repurchase agreements, securitization transactions structured as secured financings, a commercial paper facility, warehouse lending facilities and junior subordinated notes. We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At December 31, 2006, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.4x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through the types of borrowings, including the non-recourse mortgage-backed notes issued to finance our securitized mortgage loans, in order to manage our liquidity and interest rate related risks. In 2007, we intend to obtain permanent non-recourse financing for some of our mortgage-backed securities rated below AAA through collateralized debt obligations, or CDOs.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2006, we had unencumbered assets of over $200 million, consisting of unpledged mortgage-backed securities, equity securities and cash and cash equivalents. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility. As previously mentioned, certain of our mortgage loans permit negative amortization. Securitization structures allocate the principal payments and prepayments on mortgage loans, including loans with negative amortization features. To date, prepayments on our mortgage loans with negative amortization have been sufficient to offset negative amortization such that all our securitization structures have made all their required payments to bond holders. Based on our projections of estimated prepayments on negatively amortizing loans, we believe that our securitizations will continue to support required payments to the holders of the mortgage-backed notes issued by us.

During 2006, we completed our transition to full internal management after reaching agreement with our former external manager, Seneca Capital Management LLC, or SCM, to terminate our management agreement with SCM. Pursuant to the management agreement, SCM managed certain of our mortgage-backed securities until September 2006 when SCM and we agreed to terminate the management agreement. See Note 8 to our consolidated financial statements in Item 8 of this Form 10-K for further discussion.

We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As such, we routinely distribute substantially all of the REIT taxable net income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to U.S. federal or state taxes on our REIT taxable net income to the extent that we distribute it to our stockholders.

Assets

We invest in mortgage-related assets within two core mortgage investment strategies. Our Residential Mortgage Credit portfolio strategy investments primarily consist of residential mortgage loans purchased from selected high quality originators within certain established criteria as well as mortgage-backed securities that have credit ratings below AAA. Our Spread strategy investments primarily consist of U.S. agency and other AAA-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. See Notes 3 and 4 to our consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

We review the credit risk associated with each potential investment and may diversify our portfolio to avoid undue geographic, product, originator, servicer and other types of concentrations. By maintaining a large percentage of our assets in a diversified pool of high quality and highly-rated assets, many of which are credit enhanced under limited circumstances as to payment of a limited amount of principal and interest by virtue of credit support in the underlying securities structures, we believe we can mitigate our exposure to losses from credit risk. We have significant credit enhancement that protects our investment in the assets we own that are rated below AAA. We employ rigorous due diligence and underwriting criteria to qualify whole loan assets for our portfolio in order to mitigate risk. This due diligence includes performing compliance sampling in states with predatory lending statutes, evaluation analysis and layered credit risk using software screening tools.

Borrowings

We finance the acquisition of our investments, including loans held-for-investment and securities available-for-sale, primarily through the use of collateralized borrowings in the form of secured financings, repurchase agreements, warehouse lending facilities, commercial paper and other secured and unsecured borrowings. We recognize interest expense on all borrowings on an accrual basis.

The residential mortgage loans we acquire are financed initially through warehouse lending facilities pending subsequent securitization of the mortgage loans, which permanently finance these loans through the issuance of non-recourse mortgage-backed notes. We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining the securitized mortgage loans in our portfolio to match the income we earn on our mortgage assets with the cost of our related liabilities, also referred to as match funding on our balance sheet. In order to facilitate the securitization or financing of these loans, we generally create subordinate certificates, thereby providing a specified amount of credit enhancement, which we intend to retain in our portfolio.

At December 31, 2006, the primary source of funds for our loan acquisition and securitization portfolio was $3.9 billion of non-recourse mortgage-backed notes. In addition, we have a $0.5 billion warehouse lending facility with Bear Stearns Mortgage Capital Corporation, a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. and a $1.0 billion warehouse lending facility with Barclays Bank plc. All of these facilities are structured as repurchase agreements, which are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.

We have financed our acquisition of mortgage-backed securities in both our Residential Mortgage Credit and Spread portfolios by investing our equity and by borrowing at short-term rates under commercial paper facilities and repurchase agreements. We intend to continue to finance our mortgage-backed securities acquisitions in this manner. In 2007, we intend to obtain permanent financing for some of our mortgage-backed securities rated below AAA through collateralized debt obligations, or CDOs.

At December 31, 2006, we had borrowing arrangements in the form of repurchase agreements with 20 different investment banking firms and other lenders, 13 of which were in use as of that date. The repurchase agreements are secured by mortgage-backed securities. We renew repurchase agreement liabilities as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At December 31, 2006, we had a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund our Spread mortgage-backed security portfolio. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that are rated by the rating agencies Standard & Poor’s and Moody’s Investors Service. At December 31, 2006, the outstanding balance on the commercial paper facility was $0.6 billion. See Note 5 to our consolidated financial statements in Item 8 of this Form 10-K for further discussion.

We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At December 31, 2006, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.4x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through the types of borrowing, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.

Hedging

Typically, we engage in various hedging activities designed to match the terms of our assets and liabilities more closely. Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the periods covered by the hedging increase. During periods of rising and volatile interest rates, we may increase our hedging and, thus, increase our hedging costs during such periods. We generally intend to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our REIT qualification.

We may also enter into credit default swaps to manage the credit risk associated with specific credit sensitive mortgage-backed securities in our portfolio and general credit exposure related to our residential mortgage loans. A credit default swap is an agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed fee or premium at execution and over the term of the contract. As actual credit losses on the referenced bond or bonds are incurred, we will be reimbursed by the counterparties.

Our policies do not contain specific requirements as to the percentage or amount of interest rate risk or credit risk that we hedge. Our hedging activities may not have the desired beneficial impact on our consolidated results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates and credit losses.

Effective January 1, 2006, we discontinued the use of hedge accounting as defined in Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. As a result, beginning in the first quarter of 2006, all changes in value of derivative instruments that had previously been accounted for under hedge accounting are now reflected in our consolidated statement of operations rather than primarily through accumulated other comprehensive income on our consolidated balance sheet. In general, rising interest rates increase while declining interest rates decrease, the value of our derivative instruments. This change introduced some volatility into our results of operations, as the market value of our hedge positions changed. However, this volatility does not affect our REIT taxable net income for federal income tax purposes. See Note 13 to our consolidated financial statements in Item 8 of this Form 10-K for further discussion.

Business Strategy

Investment Strategy

Our Residential Mortgage Credit portfolio strategy is to invest primarily in residential mortgage loans underwritten to our specifications through selected high-quality originators with whom we have long-term relationships. The originators perform the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when the borrowers have had their employment and assets verified, their credit checked and appraisals of the properties have been obtained. Generally, our whole loan target market includes prime borrowers with average FICO scores which average more than 700, Alt-A documentation, owner-occupied property, moderate loan size and moderate loan-to-value ratio. We also seek to diversify geographic concentration to mitigate the impact of localized adverse market conditions. We or a third party then perform an independent underwriting review of the underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. We may not review all of the loans in a pool, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we review the originator’s underwriting guidelines and exception policies and then also obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the guidelines. An originator who breaches its representations and warranties may be obligated to repurchase the loan from us. As added security, we retain a third-party document custodian to insure the quality and accuracy of all individual mortgage loan legal documents and to hold the documents in safekeeping. As a result, the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined and held by the custodian.

We do not service our residential mortgage loan portfolio. Whole loan mortgages we purchase are typically acquired on a servicing retained basis, which means the servicing is retained by the third-party servicer. In general, the servicers servicing our loans are highly-rated by the rating agencies. We also conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures typically follow Fannie Mae guidelines but are specified in each servicing agreement. All of our servicing agreements meet standards for inclusion in highly rated mortgage- or asset-backed securitizations. In 2006, we established a relationship with a servicer, Central Mortgage Co., whereby the servicer services residential mortgage loans on our behalf in exchange for a fee. This relationship allows us to purchase residential mortgage loans with servicing released while maintaining our objective of operational efficiency.

We acquire loans that are first lien, single-family residential adjustable-rate and hybrid adjustable-rate loans with original terms to maturity of not more than 40 years. All residential mortgage loans we acquire for our portfolio bear an interest rate tied to an interest rate index. A significant portion of the loans we acquire have interest rates that adjust monthly and minimum payments that adjust annually, resulting in the potential for negative amortization. These loans give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the outstanding loan balance. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after either five or ten years and again every five years thereafter. Some loans have periodic caps and all loans have lifetime caps on how much the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each adjustable-rate mortgage loan resets monthly, semi-annually or annually and generally adjusts to a margin over a U.S. Treasury index or LIBOR index. Hybrid adjustable-rate loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to adjustable-rate loans for their remaining term to maturity.

We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining them in our portfolio. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. We issue securities through securities underwriters and either retain these securities or finance them through repurchase agreements. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates to 10% of total assets, measured on a historical cost basis.

We do not originate mortgage loans or provide other types of financing to the owners of real estate and we do not service any mortgage loans.

An additional channel of our Residential Mortgage Credit strategy is investment in credit-sensitive residential mortgage-backed securities from securitizations where we did not contribute collateral. These mortgage-backed securities have credit ratings below AAA, and are sometimes referred to as subordinated residential mortgage-backed securities, or SRMBS. We analyze basic parameters of a SRMBS (i.e., sector, rating and cash flow) and the available financing on the SRMBS and then perform a yield analysis to ascertain if the SRMBS meets our hurdle rates for return. If a security meets the applicable hurdle rate, the loan credit characteristics are evaluated and compared to characteristics of comparable securitizations. Credit characteristics include, but are not limited to, loan balance distribution, geographic concentration, property type, occupancy, product type, periodic and lifetime cap, weighted-average loan-to-value ratio and weighted-average FICO score. Qualifying securities are then analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed income market. Losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, frequencies of default, actual losses and cash flow.

Our Spread strategy invests in U.S. agency and other AAA-rated single-family adjustable-rate and hybrid adjustable-rate mortgage-backed securities. We acquire these investments in the secondary market. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investments, our ability to pledge the investments for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

We do not construct our overall investment portfolio in order to express a directional expectation for interest rates or mortgage prepayment rates. Future interest rates and mortgage prepayment rates are difficult to predict and, as a result, we seek to acquire mortgage-backed securities that we believe provides acceptable returns over a broad range of interest rate and prepayment scenarios.

When evaluating new acquisitions for our portfolio, we analyze whether the purchase will permit us to continue to satisfy SEC requirements such that we are not deemed to be an investment company under the Investment Company Act of 1940, or Investment Company Act. We also assess the relative value of the mortgage-backed security and how well it would fit into our existing portfolio of mortgage-backed securities. Many aspects of a mortgage-backed security or loan pool, and the dynamic interaction of its characteristics with those of our portfolio, can influence our valuation. The characteristics of each potential investment we analyze generally include, but are not limited to, origination year, originator, coupon, margin, periodic cap, lifetime cap, time-to-reset, loan-to-value, geographic dispersion and expectations as to price and prepayment. We do not assign a particular weight to any factor because the relative importance of the various factors varies depending upon the characteristics we seek for our portfolio and our borrowing cost structure.

Financing Strategy

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

We borrow at short-term rates using commercial paper facilities and repurchase agreements. We seek to actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into commercial paper transactions and repurchase agreements with multiple lenders. In addition, we only enter into commercial paper and repurchase agreements with institutions that we believe are financially sound and that meet credit standards approved by our Board of Directors.

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

Asset Acquisition Policy

Our asset acquisition policy provides guidelines for acquiring investments in order to maintain compliance with our overall investment strategy. In particular, we acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I—At least 75% of our total assets shall be residential mortgage-backed securities, or RMBS, residential real estate loans, and short-term investments. Residential real estate loans shall be “prime” credit quality loans, for example have FICO scores not less than 600, have a combined loan-to-value ratio not greater than 105% and be either in first or second lien position.

•	Category II—At least 90% of our total assets will consist of Category I investments plus residential real estate loans not meeting one or more of the criteria in Category I.

•	Category III—No more than 10% of our total assets shall be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are residuals, leveraged mortgage derivative securities, shares of other REITs or other investments.

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

We manage the levels of the financing liabilities funding our portfolios based on recourse leveraged, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through the types of borrowing, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.

We expect to enter into collateralized borrowings only with institutions that we believe are financially sound and which are rated investment grade by at least one nationally-recognized statistical rating organization. We intend to diversify among different types of institutions while minimizing asset advance rates and cost of funds.

Substantially all of our borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain an adequate capital base sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in the market value of our mortgage-related assets. However, if changing market conditions result in a reduction of equity capital below established thresholds, we report to the Board of Directors the causes of and the strategy to maintain or reduce the leverage.

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

Asset/Liability Management Policy

Interest Rate Risk Management. To the extent consistent with maintaining our qualification as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-related assets and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

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

We may conduct hedging activities in connection with our portfolio management, but do not engage in any hedging activities that will result in realizing excess hedging income, holding hedges having excess value in relation to its mortgage-related assets or that otherwise would require us to pay a penalty tax or lose our qualification as a REIT.

We may use hedge instruments solely in an effort to reduce the risks inherent in our balance sheet and we do not use them for speculative purposes. For hedging purposes, we may utilize interest rate agreements such as interest rate caps, swaps and related instruments, financial futures and options and forward sales. In addition, we may purchase certain REMIC interests that function in a manner similar to interest rate caps and swaps.

We may use futures, swaps, options, caps, floors, forward sales and other derivative instruments only to the extent that they comply with the REIT gross income tests, and will not use such instruments to the extent that such instruments would cause us to fail to qualify as a REIT under the Code.

The goal of any hedging strategy we adopt will be to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, consistent with our existing hedging program, any future hedging program would likely be formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-backed securities held in our investment portfolio, as well as differences between the interest rate adjustment indices and maturity or reset periods related to our mortgage-backed securities and our borrowings. Hedging programs may also be formulated with the intent to offset some of the potential adverse effects of changes in interest rates during the period between the date we commit to purchase mortgage loans and the settlement date. See further discussion of our current hedging program in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies—Accounting for Derivative Financial Instruments and Hedging Activities, Financial Condition- Hedging Instruments” in Item 7 of this on Form 10-K as well as Note 13 to the consolidated financial statements in Item 8 of this Form 10-K.

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

Description of Mortgage-Related Assets

Mortgage-Backed Securities

Our investments in mortgage-backed securities consist of pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly.

Agency-backed securities include mortgage-backed securities whereby principal and interest may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae or by federally-chartered entities, including Fannie Mae or Freddie Mac. Mortgage-backed securities created by non-agency issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees.

We hold investments in several types of mortgage-backed securities, including adjustable-rate, hybrid-adjustable rate and fixed-rate mortgage-backed securities, as well as collateralized mortgage obligations, or CMOs. Adjustable-rate mortgage-backed securities have an interest rate that varies over time and usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Hybrid adjustable-rate mortgage-backed securities have a fixed-rate for the first few years—typically three, five, seven or 10 years—and thereafter reset periodically like a traditional adjustable-rate mortgage-backed security. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. CMOs are a type of mortgage-backed security in which interest and principal on a CMO are paid, in most cases, on a monthly basis.

Mortgage Loans

We acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to enhance their value and liquidity. Pursuant to our asset acquisition policy, the aggregate amount of any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I or Category II assets, will not constitute more than 10% of our total assets at any time. Mortgage loans are purchased through our network of originators which includes banks, mortgage bankers and other mortgage lenders. All mortgage loans will be acquired with the intention of securitizing them into mortgage-backed securities. We generally retain credit-enhanced securities from these securitizations. For financial reporting, the assets and liabilities of these securitization entities are reflected on our consolidated balance sheets and acquired securities are eliminated in consolidation.

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

Industry Trends

The U.S. residential mortgage market has experienced considerable growth over the past 14 years, with total outstanding U.S. residential mortgage debt growing from approximately $3.0 trillion in 1992 to approximately $10.0 trillion at September 30, 2006, according to the Federal Reserve Board. According to the same source, the total amount of U.S. residential mortgage debt securitized into mortgage-backed securities has grown from approximately $1.4 trillion in 1992 to approximately $5.5 trillion at September 30, 2006. At September 30, 2006, approximately $168.1 billion of the available mortgage-backed securities were held by REITs.

Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Refer to the section title “Overview” included in this Item of Form 10-K for additional information regarding our investment strategies, including a discussion of portfolio quality and liquidity.

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

Federal Income Tax Considerations

General

We elected to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2003. Our qualification and taxation as a REIT depend on our ability to continue to meet, through actual annual operating results, distribution levels, and diversity of stock ownership, the various qualification tests imposed under the Code that are discussed below. No assurance can be given that our actual results for any particular taxable year will satisfy these requirements. In addition, our continuing qualification as a REIT depends on future transactions and events that cannot be known at this time.

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed by the corporation to the stockholders.

If we were to fail to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Code did not apply, we would be required to pay tax, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT would not be deductible by us and we would not be required to distribute any amounts to our stockholders. Unless we were entitled to relief under specific statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year in which we lost our qualification.

The provisions of the Code are highly technical and complex. This summary discussion is not exhaustive of all possible tax considerations and neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to particular types of stockholders that are subject to special tax rules. You are urged to consult with your own tax advisor regarding federal, state, local and other tax considerations of a purchase, ownership or sale of our common stock.

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

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•	under the “75% gross income test,” we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property and some other assets, and income from certain types of temporary investments; and

•	under the “95% gross income test,” we must derive at least 95% of our gross income, excluding gross income from prohibited transactions and certain qualified hedging transactions, from (1) the sources of income that satisfy the 75% gross income test, (2) dividends, interest and gain from the sale or disposition of stock or securities, or (3) any combination of the foregoing.

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

Annual Distribution Requirements

To maintain our qualification as a REIT, we are required to distribute annual dividends, other than capital gain dividends, to our stockholders in an amount generally at least equal to 90% of our REIT taxable income, which is computed without regard to the dividends paid deduction and our net capital gain. In addition, we are subject to a 4% nondeductible excise tax to the extent that the percentage of our income and capital gain that we distribute in a year is less than a required distribution amount.

We intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements.

Taxation of Stockholders

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, are taxable to United States stockholders as ordinary income. Distributions designated by us as capital gain dividends are taxable to United States stockholders as capital gain income. Stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each stockholder, and will reduce the adjusted tax basis that each stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a stockholder’s adjusted tax basis in our stock is taxable as capital gain, and is taxable as long-term capital gain if the stock has been held for more than one year.

We expect to withhold tax at the rate of 30% on the gross amount of any ordinary income distributions made to a non-United States stockholder unless the stockholder provides us with a properly completed IRS form evidencing eligibility for a reduced withholding rate under an applicable income tax treaty.

To the extent that we own REMIC residual interests or engage in time-tranched non-REMIC mortgage securitizations through one or more qualified REIT subsidiaries that are treated as taxable mortgage pools (“TMPs”), we will recognize “excess inclusion income” or phantom income as a result of such ownership or transactions. We will allocate any excess inclusion income among our stockholders, which will have the following tax consequences for our stockholders:

•	A stockholder’s share of the excess inclusion income is not allowed to be offset by any net operating losses otherwise available to the stockholder;

•	A tax-exempt stockholder’s share of excess inclusion income generally is subject to tax as unrelated business taxable income; and

•	A non-U.S. stockholder’s share of excess inclusion income is subject to U.S. withholding tax at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty.

Relief Received from IRS Regarding Defective Taxable REIT Subsidiary Election

We and our subsidiaries must timely elect for our subsidiaries to be treated as taxable REIT subsidiaries on elections signed by us and our subsidiaries. We timely filed an election to treat Maia, one of our subsidiaries, as a taxable REIT subsidiary. That election contained certain technical defects.

Applicable Treasury regulations provide a procedure under which a late or defective filing of an election, such as a taxable REIT subsidiary election, will be excused, provided that the taxpayer has established to the Internal Revenue Service’s satisfaction that the taxpayer has acted reasonably and in good faith and that the interests of the government will not be prejudiced. We submitted a request for and received a private letter ruling from the Internal Revenue Service seeking such relief. As a result, we do not have any potential tax liability as a result of our defective taxable REIT subsidiary election.

Employees

At December 31, 2006, we had 32 full-time employees.

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

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding us that we file electronically with the SEC.

We are in compliance with the requirements of the New York Stock Exchange, or NYSE, to make available on our website and in printed form upon request our Code of Business Conduct and Ethics, and the respective charters of our Audit, Compensation and Governance Committees.

CEO/CFO Certifications

We have included certifications of our chief executive officer and chief financial officer regarding the quality of our public disclosures as exhibits to this Form 10-K. In 2006, we submitted to the NYSE the certification of our chief executive officer required by the rules of the NYSE certifying that she was not aware of any violation by us of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS

The following risk factors describe many potential occurrences that could adversely impact our results of operations and financial condition. We employ a number of strategies designed to counteract these potential occurrences which we describe under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

General Risks Related to Our Business

We might not be able to purchase residential mortgage loans, mortgage-backed securities and other investments that meet our investment criteria or at favorable spreads over our borrowing costs.

Our net income depends on our ability to acquire residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs. Intense competition exists for the acquisition of mortgage loans, mortgage-backed securities and other investments. Our competitors for these types of investments include other REITs, investment banking firms, savings and loan associations, banks, insurance companies and mutual funds, many of which have greater financial resources than we do. Our results of operations and financial condition could be adversely affected if we were not able to acquire a sufficient amount of residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs.

The acquisition and securitization of mortgage loans, mortgage-backed securities and investments is inherently complex and involves many risks.

The acquisition and securitization of mortgage loans, mortgage-backed securities and other investments are inherently complex and involve risks related to the types and structures of the investments we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies, capital market environments and other factors that we may not be able to manage successfully. If we are unable to manage these risks successfully, it could adversely impact our results of operations and financial condition.

Another risk that we face is greater than projected prepayment rates of the residential mortgage loans and mortgage-backed securities we own.

The principal and interest payments that we receive from the residential mortgage loans and mortgage-backed securities we own are generally funded by the payments that borrowers make in accordance with the amortization schedules of their residential mortgage loans. When borrowers prepay their residential mortgage loans more quickly than we projected, we receive principal cash flows from our investments more quickly than we anticipated. Greater than projected prepayment rates can adversely affect our results of operations and financial condition. Changes in prepayment rates are difficult to predict. Prepayment rates generally increase when interest rates decline and decrease when interest rates rise. Prepayment rates may also be affected by other factors, including the condition of the housing and financial markets, the overall economy, residential mortgage loan interest rates currently available to borrowers in the market and the ability of borrowers to refinance their mortgages.

We amortize any premiums or accrete discounts related to the residential mortgage loans and mortgage-backed securities we own through our income statement over their expected terms. The amortization of a premium through our income statement reduces our interest income, while the accretion of a discount through our income statement increases our interest income. The expected terms for residential mortgage loans and mortgage-backed securities are a function of the prepayment rates for the residential mortgage loans purchased or the residential mortgage loans underlying the mortgage-backed securities purchased. If residential mortgage loans and mortgage-backed securities we purchased at a premium are subsequently prepaid in whole or in part more quickly than we anticipated, we are then required to amortize their respective premiums more quickly, which would decrease our net interest income and adversely impact our results of operations. Conversely, if residential mortgage loans and mortgage-backed securities we purchased at a discount are subsequently prepaid in whole or in part more slowly than we anticipated, we are then required to accrete their respective discounts more slowly, which could decrease our net interest income and adversely impact our results of operations.

Our stockholders’ equity, or book value, is volatile.

The fair values of the residential mortgage loans, mortgage-backed securities and hedging instruments that we purchase are subject to daily fluctuations in market pricing resulting from changes in a number of factors, including interest rates, yield spreads and credit quality.

We carry our mortgage-backed securities as “available for sale,” and flow any changes in their fair value through the “other comprehensive income or loss” portion of stockholders’ equity on our balance sheet. The daily fluctuations in market pricing of these mortgage-backed securities, and the corresponding flow of these fluctuations through our stockholders’ equity, creates volatility in our stockholders’ equity, or book value.

Our commitments to purchase residential mortgage loans are classified as derivative instruments on our balance sheet prior to settlement and are marked-to-market through our income statement. The daily fluctuations in market pricing of our mortgage loan commitments, and the corresponding flow of these fluctuations through our income statement, may create volatility in our stockholders’ equity, or book value.

Hedging instruments are marked-to-market through our income statement. The daily fluctuation in market pricing of our hedging instruments, and the corresponding flow of these fluctuations through our income statement, may create volatility in our stockholders’ equity, or book value.

Our residential mortgage loans, mortgage-backed securities and other investments are subject to the risks of delinquency, foreclosure and credit loss.

Our risk of loss is dependent upon the performance of the residential mortgage loans that we purchase directly, as well as upon the performance of the residential mortgage loans underlying the mortgage-backed securities that we purchase or securitize and retain.

All of our residential mortgage loans and mortgage-backed securities are secured by underlying real property interests. We target residential mortgage loans with specific characteristics for our portfolio, including Alt-A documentation, which is considered non-conforming and may result in higher credit risks. Although we hold first lien positions on all of the mortgage-backed loans in our portfolio, borrowers may acquire a second lien against the underlying collateral, creating a higher risk of delinquency, foreclosure and losses. To the extent that the value of the property underlying our residential mortgage loans or mortgage-backed securities decreases, our security could be impaired and we could expect greater credit losses.

A substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors of the mortgage-backed securities that we purchase could increase our exposure to future delinquencies, foreclosures or credit losses and adversely impact our results of operations and financial condition.

We purchase prime quality, first lien adjustable-rate residential mortgage loans for our Residential Mortgage Credit portfolio strategy that are underwritten to agreed-upon specifications but that may not be credit-enhanced and that do not have the backing of Ginnie Mae, Fannie Mae or Freddie Mac. In the event of a default on any mortgage loan that we hold, we would bear the net loss of principal and interest advanced to the security holders, as well as additional expenses, related to that loan.

As part of our Residential Mortgage Credit portfolio strategy, we also purchase subordinated mortgage-backed securities that have credit ratings below AAA. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of losses from their underlying residential mortgage loans. In the event of a default on any of the residential mortgage loans underlying the mortgage-backed securities that we hold pursuant to our Residential Mortgage Credit portfolio strategy, we could bear the net loss of principal and additional expenses.

Our residential mortgage loans and mortgage-backed securities have material geographic concentrations.

Our residential mortgage loans and mortgage-backed securities have material geographic concentrations. The residential mortgage loans and the residential mortgage loans underlying our mortgage-backed securities that we own related to properties located in California, Florida, Arizona, Virginia and Nevada constitute a material portion of our assets. Our delinquency, foreclosure and credit losses over time may be exacerbated by this geographic concentration which could adversely impact our results of operations and financial condition.

Our residential mortgage loans and mortgage-backed securities are subject to interest rate caps and payment caps with resets.

The residential mortgage loans that we purchase directly and the mortgage-backed securities collateralized by the residential mortgage loans that we purchase may be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate on a mortgage loan can increase during any given period. Lifetime interest rate caps limit the amount that the interest rate on a mortgage loan can increase during the life of the loan. The periodic adjustments to the interest rates of the residential mortgage loans that we purchase directly and that underlie our mortgage-backed securities, known as resets, are based on changes in an objective benchmark interest rate index, such as the U.S. Treasury index or LIBOR. During a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while interest rate caps and delayed resets could limit the increases in the yields we receive on the residential mortgage loans and mortgage-backed securities we hold. Further, some of the residential mortgage loans and mortgages underlying the mortgage-backed securities we hold may be subject to periodic interest rate payment caps that could result in a portion of the interest being deferred and added to the outstanding principal. As a result, we may receive less cash income on the residential mortgage loans and mortgage-backed securities we hold than we need to pay interest on our related borrowings. These factors could adversely impact our results of operations and financial condition.

The representations and warranties that we make as part of our securitizations may subject us to liability.

Prior to the purchase of loans, we review the originator’s underwriting guidelines and exception policies and then also obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the guidelines. We make representations and warranties regarding the residential mortgage loans that we transfer to securitization trusts. Each securitization trust has recourse to us for breach of the representations and warranties we make regarding the loans at the time such residential mortgages loans are transferred to the securitization trust. However, the remedies available to the securitization trust could be broader than the remedies available to us. In the event the securitization trust enforces its remedies against us, we may not be able to enforce similar remedies against our originators. Furthermore, if we discover, prior to the securitization of a loan, that there is fraud or misrepresentation relating to that loan and the originator fails to repurchase the loan, we might not be able to securitize the loan and may have to sell it at a loss.

The use of residential mortgage loan and mortgage-backed securities securitizations with over-
collateralization requirements could restrict our cash flow.

If we use over-collateralization in connection with our securitizations, we could restrict our cash flow in the event loan delinquencies or credit losses on the securitized mortgage loans and mortgage-backed securities exceed certain levels. The terms of our securitizations generally provide that, if certain delinquencies and/or losses exceed specified levels based on rating agencies’ or applicable financial guaranty insurers’ analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may increase or may not decrease as would otherwise be permitted. These and other tests may restrict our ability to receive net interest income from a securitization.

If we are unable to securitize our residential mortgage loans or mortgage-backed securities successfully, we may be unable to grow or execute our business strategies.

The markets for securitized residential mortgage loan and mortgage-backed securities markets are complex and subject to significant fluctuations in capacity. An inability to securitize the residential mortgage loans or mortgage-backed securities we purchase could limit our ability to grow our business or execute our business strategies. In addition, an interruption or dislocation in the securitization markets in which we operate would harm our ability to complete the securitizations we rely on to grow our business. Furthermore, the residential mortgage loan and mortgage-backed securities securitizations we hold are subject to significant market, interest rate and credit spread risks during the warehouse periods pending our securitizations, and complying with REIT requirements may limit our ability to hedge these risks completely.

We purchase subordinated mortgage-backed securities that are structured to absorb a disproportionate amount of any credit losses on the underlying residential mortgage loans.

We purchase subordinated mortgage-backed securities that have credit ratings below AAA. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of the losses from their underlying residential mortgage loans, and expose us to high levels of volatility in net interest income, interest rate risk, prepayment risk, credit risk and market pricing volatility.

We invest in some mortgage-backed securities backed by mid-prime or sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and credit loss rates than the prime residential mortgage loans we typically purchase.

Mid-prime and sub-prime residential mortgage loans are typically made to borrowers who have poor or limited credit histories and who, as a result, do not qualify for traditional mortgage products. Because of their poor or limited credit histories, mid-prime and sub-prime borrowers have a substantially higher rate of delinquencies and foreclosure and loss rates than prime credit quality borrowers.

The residential mortgage loans and mortgage-backed securities we hold are subject to potential illiquidity, which might prevent us from selling them at reasonable prices should we find it necessary or believe it is advisable to sell them.

From time to time, residential mortgage loans and mortgage-backed securities experience periods of illiquidity. A period of illiquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. We bear the risk of being unable to dispose of the residential mortgage loans and mortgage-backed securities we hold at advantageous times and prices during periods of illiquidity which could increase our costs and reduce our book value. Periods of illiquidity could also adversely impact our results of operations and financial condition.

A significant portion of the mortgages we hold in our Residential Mortgage Credit portfolio permit negative amortization. Negative amortization can increase our overall risk.

Certain mortgages that we purchase, and certain mortgages collateralizing mortgage-backed securities that we purchase, permit negative amortization. A negative amortization provision in a mortgage permits the borrower to defer payment of a portion of the monthly interest accrued on the mortgage and to add the deferred interest amount to the principal balance of the mortgage. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages increase and their weighted-average lives extend.

When a mortgage or a mortgage collateralizing a mortgage-backed security experiences negative amortization, we continue to recognize interest income on the mortgage or mortgage-backed security even though we are not receiving cash interest in an amount equal to the deferred portion of the interest income. Unless we receive other sources of cash flow from these loans, such as principal repayment, we could experience negative cash flow. This negative cash flow could adversely impact our results of operations and financial condition. Securitization structures allocate the principal payments and prepayments on mortgage loans, including loans with negative amortization features. To date, prepayments on our mortgage loans with negative amortization have been sufficient to offset negative amortization such that all our securitization structures have made all their required payments to bond holders.

In addition, when a mortgage experiences negative amortization, the principal balance of the mortgage increases while the underlying market value of the related mortgaged property can remain flat or decrease. In such cases, the then current loan-to-value ratio of the negatively-amortizing mortgage increases. Increasing current loan-to-value ratios on mortgages correspondingly increase the likelihood and severity of potential credit losses related to those mortgages. Our mortgage loans generally can experience negative amortization to a maximum amount of 110-115% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 72.6% on our portfolio, net of mortgage insurance, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.

To the extent a mortgage experiences negative amortization such that its loan-to-value ratio exceeds the fair market value of the real estate securing the mortgage at the time we purchased the mortgage, that mortgage will no longer constitute a qualifying asset for the test we are required to meet under the Investment Company Act of 1940, as amended. If we fail to satisfy the test, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business in accordance with our operating policies. In addition, any portion of the principal balance of a negatively-amortizing mortgage that exceeds the appraised value of the underlying mortgaged property at the time we purchased it will constitute a non-qualifying asset for purposes of the 75% asset test and produce non-qualifying income for purposes of the 75% gross income test, applicable to REITs under the Code. Any failure to comply with these tests could result in monetary penalties and the potential loss of our REIT status.

Performance of our residential mortgage loans and mortgage-backed securities are subject to the overall health of the U.S. economy, and a national or regional economic slowdown could adversely impact our results of operations or financial condition.

The health of the U.S. residential mortgage market is correlated with the overall health of the U.S. economy. An overall decline in the U.S. economy could cause a significant decrease in the values of mortgaged properties throughout the U.S. This decrease, in turn, could increase the risk of delinquency, default or foreclosure on our residential mortgage loans and on the residential mortgage loans underlying our mortgage-backed securities, and could adversely impact our results of operations or financial condition. Furthermore, our financing is subject to credit risk of the counterparties in our financing transactions. Our inability to obtain a significant amount of financing through these sources would adversely impact our results of operations or financial condition.

We might not be able to obtain financing that allows us to purchase residential mortgage loans or mortgage-backed securities we would otherwise want to purchase.

The success of our business strategies depends upon our ability to obtain various types of financing sufficient to purchase residential mortgage loans and mortgage-backed securities to allow us to execute our growth strategies. Our financing sources include repurchase agreements, commercial paper, warehouse financing, the issuance of debt securities, hedging instruments and other types of long-term financing, including the issuance of junior subordinated notes (trust preferred securities) or preferred and common equity securities.

We achieve our leverage primarily by borrowing against the market value of our residential mortgage loans and mortgage-backed securities through a combination of repurchase agreements, commercial paper, warehouse financing, debt securities and other types of borrowings, plus their related hedging instruments. Some of our sources of borrowings are from “committed” sources, such as commercial paper, warehouse facilities and debt securities, and some are from “uncommitted” sources, such as repurchase agreement lines. At any given time, our total indebtedness depends significantly upon our lenders’ estimates of our pledged assets’ market value, credit quality, liquidity and expected cash flows as well as upon our lenders’ applicable asset advance rates, also known as “haircuts.” In addition, uncommitted borrowing sources have the right to stop lending to us at any time.

The residential mortgage loans and mortgage-backed securities that we purchase are subject to daily fluctuations in market pricing resulting from changes in interest rates, yield spreads and credit quality. As market prices change, our residential mortgage loans and mortgage-backed securities that are financed through repurchase agreements, commercial paper and warehouse financing, and their related hedging instruments, may be subject to margin calls by our financing counterparties. A margin call requires us to post more collateral or cash with our counterparties in support of our financing or hedging activities. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations and financial condition. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations and financial condition. Furthermore, if our lenders do not allow us to renew our borrowings or hedging instruments or we cannot replace maturing borrowings or hedging instruments on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.

Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. Certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. The increased scrutiny of the subprime lending market could in the future adversely impact the Alt-A mortgage market in which we operate because we might not be able to obtain financing. The decline in the subprime mortgage industry and the failure of subprime mortgage lenders could also affect the availability of financing to the Alt-A mortgage industry. This environment could reduce our ability to purchase mortgage loans and mortgage-backed securities and reduce or eliminate our ability to obtain financing for our mortgage assets.

Our investment strategies employ a significant amount of leverage.

Our investment strategies generally employ leverage. Our financing arrangements, including our repurchase agreements, commercial paper, warehouse financing, debt securities and other types of borrowings, and their related hedging instruments, contain operating and financial covenants with which we must comply on a continuing basis. Our failure to comply with these operating and financial covenants could result in one or more of our financing or hedging arrangements being declared in default, cancelled or not renewed.

We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At December 31, 2006, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.4x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through our liability structure, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.

Leverage also amplifies the potential severity of the other risks discussed in these “Risk Factors”.

Another risk of our business is interest rate mismatches between the residential mortgage loans and mortgage-backed securities we own and the borrowings we use to acquire these assets.

The interest rate repricing terms of the borrowings that we use may be different from the interest rate repricing terms of our assets. As a result, during a period of rising interest rates, we could experience a decrease in, or elimination of, our net income or incur a net loss because the interest rates on our borrowings could increase faster than the yields on our assets. Conversely, during a period of declining interest rates and accompanying higher prepayment activity, we could experience a decrease in, or elimination of, our net income or generate a net loss as a result of higher premium amortization expense, because the interest we receive on our assets may decrease more quickly than the interest we pay on our borrowings.

Our use of certain types of financing may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.

Our borrowings under repurchase agreements, commercial paper and warehouse financing may qualify for a treatment under the bankruptcy code that could give our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, this treatment of repurchase agreements, commercial paper and warehouse financing under the bankruptcy code may make it more difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, our use of repurchase agreements, commercial paper and warehouse financing exposes our pledged assets to risk in the event of a bankruptcy filing by us or any of our lenders.

We may not be able to acquire eligible securities for CDO issuances or other securitizations on favorable economic terms, and may not be able to structure CDOs and other securitizations on attractive terms. The assets acquired by our warehouse providers at our direction or financed using repurchase agreements may not be suitable for a future CDO transaction, which may require us to seek more costly financing for our investments or to liquidate assets.

We finance mortgage-backed securities and other securities on a long-term basis through the issuance of CDOs and other types of securitizations. We are subject to the risk, that during the period that our financing arrangements are available, a sufficient amount of eligible assets cannot be acquired to maximize the efficiency of a CDO issuance or other securitization and the risk that the assets acquired by our warehouse providers may not be suitable for a CDO issuance. In addition, disruptions in the capital markets generally, or in the securitization markets, specifically, may make the issuance of a CDO or another securitization transaction less attractive or even impossible. If we are unable to securitize our assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow and may trigger certain termination provisions in the related collateral management agreements.

The terms of the CDOs we intend to structure generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” The CDO terms provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the CDO securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by a CDO in which we hold equity interests to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDOs. Our equity holdings will be subordinate in right of payment to the debt securities issued by the CDOs in which we invest. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the CDO securities. Failure to obtain favorable terms with regard to CDO delinquency tests, over-collateralization terms and cash flows may materially and adversely affect our net income. In addition, collateral management agreements typically provide that if certain over-collateralization tests are not met, the collateral management agreement may be terminated. If the assets held by CDOs fail to perform as anticipated, our earnings may be adversely affected, and the over-collateralization or other credit enhancement expenses associated with our CDO financings will increase.

Our investments in the equity securities of CDOs involve significant risks, including that CDO equity holders receive distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We intend to invest in equity securities issued by CDOs. A CDO is a special purpose vehicle that purchases collateral (such as bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest and principal due on the debt securities and its expenses. However, little or no income will be available to the holders of the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. If sufficient defaults occur, the value of our investment in the CDO’s equity could decrease substantially or be eliminated entirely. In addition, the equity securities of CDOs are generally illiquid, and because these equity securities represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

Our hedging activities might be unsuccessful.

We use Eurodollar futures, interest rate swaps, caps and floors, corridors, credit default swaps and other derivative instruments in order to reduce, or “hedge,” our interest rate and credit risks. The amount of hedging activities that we utilize varies from time to time. Our hedging activities might mitigate our interest rate and credit risks, but cannot completely eliminate these risks. The effectiveness of our hedging activities will depend significantly upon whether we correctly quantify the interest rate and credit risks being hedged, as well as our execution of and ongoing monitoring of our hedging activities. In some situations, we may sell hedging instruments at a loss in order to maintain adequate liquidity. Compliance with REIT tax requirements limits the manner in which we can employ various types of hedging strategies. Our hedging activities could adversely impact our results of operations, our book value and our status as a REIT and, therefore, such activities could be limited.

Effective January 1, 2006, we discontinued the use of hedge accounting as defined in SFAS No. 133. As a result, all changes in the value of our hedging instruments, including Eurodollar futures, interest rate swaps, caps and floors, corridors, credit default swaps and other derivative instruments, is reflected in our consolidated statement of operations. This change creates volatility in our results of operations, as the market value of our hedging instruments changes over time, and this volatility may adversely impact our results of operations, financial conditions and book value.

If we move to elect hedge accounting treatment in the future, we would become subject to the ongoing monitoring requirements of hedge accounting treatment under SFAS No. 133. These requirements are complex and rigorous. If we fail to meet those requirements, or if our hedging activities do not qualify for hedge accounting under SFAS No. 133, we would be required to utilize mark-to-market accounting in our consolidated statements of operations. Such accounting could result in higher volatility in our stockholders’ equity, or book value.

We rely on assumptions and estimates when we calculate the fair values and projected cash flows for the residential mortgage loans, mortgage-backed securities and hedging instruments we hold. As a result, these fair values and projected cash flows could be subject to subsequent adjustment.

We rely on assumptions and estimates when we calculate the fair values and projected cash flows of certain residential mortgage loan commitments, mortgage-backed securities and hedging instruments. We use internally-managed complex cash flow and valuation models that utilize a number of assumptions to calculate these values. We have implemented controls to ensure that our internally-generated market values and cash flows are reasonable. If our internally-generated market values and cash flows subsequently prove not to be reasonable or correct due to modeling errors, incorrect or incomplete underlying assumptions, a failure of our internal controls or other factors, our results of operations and financial condition could be adversely affected. In addition, if we subsequently change one of the underlying assumptions used to determine the fair value and projected cash flow for a residential mortgage loan commitment, mortgage-backed security or hedging instrument, we could incur an impairment charge.

Our operations are significantly dependent on our information technology platform.

We depend upon a complex and multi-layered information technology platform to conduct our operations. A disruption or loss of our information technology platform could have a material adverse effect on our results of operations and financial condition. Our technology platform consists of numerous software technology solutions provided by third-parties and our own internally-built and managed data warehouse which we rely on to manage substantially all of our business operations.

We are subject to the risks associated with inadequate or untimely services from third-party service providers.

Third-party service providers are responsible for many of our important operational functions, including the servicing of our residential mortgage loans, the loans underlying our mortgage-backed securities, our residential mortgage loan and mortgage-backed security securitizations, our commercial paper program, the custody of our assets, our bank accounts, the market pricing of some of our assets, income tax reporting for our assets, underwriting and credit management. As with any external service provider, we are subject to the risks associated with inadequate or untimely services and are dependent upon the availability and quality of the performance of such providers. In addition, our inability to secure appropriate servicing of our residential mortgage loans could adversely impact our results of operations and financial condition.

Legal and Tax Risks

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT in a particular tax year. If we fail to qualify as a REIT in any tax year, then:

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

Even if we remain qualified as a REIT, we are subject to federal, state and local taxes that reduce our cash flow. Any of these taxes would decrease the cash available for distribution to our stockholders.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To satisfy the requirement that we annually distribute at least 90% of taxable REIT net income, determined without regard to the deduction for dividends paid and excluding net capital gain, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our decision to sell mortgage-backed securities at otherwise opportune times if we believe such sales could be considered prohibited transactions or to execute securitization transactions at the REIT level that are treated as sales for federal income tax purposes.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedges and services from all sources, plus any other nonqualifying income, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques, which could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we fail to satisfy these requirements, unless our failure was due to reasonable cause and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure were due to reasonable cause, we might have to pay a penalty tax equal to the amount of our income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to qualify as a REIT, at the end of each calendar quarter at least 75% of the value of our assets must consist of cash, cash items, government securities, certain temporary investments and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. We might be required to liquidate otherwise attractive investments in order to satisfy these requirements. If we fail to comply with these requirements, we could lose our REIT status unless we are able to avail ourselves of certain statutory relief provisions. Under certain relief provisions, we would be subject to penalty taxes.

In order to comply with REIT requirements we may be required to borrow to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income might be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our residential mortgage loans or mortgage-backed securities at disadvantageous prices or find another source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in residential mortgage loans or mortgage-backed securities.

If we do not make required distributions, we would be subject to tax, which would reduce the cash available for distribution to our stockholders.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we would be subject to federal corporate income tax on our undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year were less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We intend to continue to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the excise tax. There is, however, no requirement that our domestic taxable REIT subsidiaries distribute their after-tax net income to us, and our domestic taxable REIT subsidiaries may determine not to make any distributions to us.

Our taxable income may substantially exceed our GAAP income and cash flow, which may require us to use cash reserves, incur debt or liquidate non-cash assets at unfavorable rates or times in order to satisfy the distribution requirement and to avoid corporate income and excise taxes.

Our taxable income may substantially exceed our net income as determined on the basis of GAAP because of GAAP-tax accounting differences. For example, realized capital losses are deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we invest in assets, including equity and debt securities issued in REMIC and non-REMIC securitizations, that generate taxable income in excess of GAAP income or in advance of the corresponding cash flow from the assets, which we refer to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the excise tax with respect to any phantom income items that we do not distribute on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the excise tax in that year.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our future investments in CLO and CDO issuers.

We intend to treat certain income inclusions received from our future equity investments in CLO and CDO issuers as qualifying income for purposes of the 95% gross income test but not the 75% gross income test, although there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. In the event that such income were determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.

To the extent any of our taxable REIT subsidiaries that are CLO and CDO issuers and are subject to federal income tax at the entity level, the amounts those entities could distribute to us and pay their creditors would be reduced.

We intend that our taxable REIT subsidiaries that are CLO and CDO issuers will be organized as Cayman Islands companies and will rely on a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities for their own account or any activity closely related thereto. If the IRS were to succeed in challenging that tax treatment, the amount that those CLO and CDO issuers would have available to distribute to us and to pay to their creditors could be reduced.

Our recognition of excess inclusion income could have adverse tax consequences to us and our stockholders.

We likely will recognize excess inclusion income with respect to our assets. Recently issued IRS guidance indicates that our excess inclusion income will be allocated among our stockholders in proportion to dividends paid. Excess inclusion income may not be offset by net operating losses otherwise available to stockholders, represents unrelated business taxable income in the hands of an otherwise tax-exempt stockholder and is subject to withholding tax at the maximum rate of 30%, without regard to otherwise applicable exemptions or rate reductions, to the extent such income is allocable to a stockholder who is not a U.S. person. Although the law is not entirely clear, excess inclusion income may be taxable (at the highest corporate tax rates) to us, rather than our stockholders, to the extent allocable to our stock held in record name by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations). Nominees who hold our stock on behalf of disqualified organizations also potentially may be subject to this tax.

Generally, excess inclusion income is the income allocable to a REMIC residual interest in excess of the income that would have been allocable to such interest if it were a bond having a yield to maturity equal to 120% of the long-term applicable rate based on the weighted-average yields of treasury securities that are published monthly by the IRS for use in various tax calculations.

Although we structure our securitization transactions to qualify as non-REMIC financing transactions for federal income tax purposes, we likely will recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions. If a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interests retained by the REIT, will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we undertake non-REMIC multi-class mortgage-backed securities transactions, we likely will recognize excess inclusion income.

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

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities could adversely impact our results of operations or financial condition or result in our failure to comply with REIT income or assets tests.

When purchasing mortgage-backed securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents or confirmed trade tickets, for purposes of modeling our projected cash flows and market values for a mortgage-backed security, interest income recognition for a mortgage-backed security, and determining whether and to what extent a security constitutes a qualifying real estate asset for purposes of the REIT asset tests and produces income that qualifies under the REIT gross income tests. The inaccuracy of any such opinion, statement, offering document, confirmed trade ticket or other written or orally provided information related to a mortgage-backed security we purchase, may adversely affect our REIT qualification and could result in significant corporate-level tax.

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

The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC, based on a series of no-action letters issued by the SEC’s Division of Investment Management (Division), in order to qualify for this exemption, at least 55% of our assets must consist of residential mortgage loans and other assets that are considered the functional equivalent of residential mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of our assets must consist of real estate-related assets.

Based on the no-action letters issued by the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, provided the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 25% test. We also consider agency whole pool certificates to be qualifying real estate assets. Most non-agency mortgage-backed securities do not constitute qualifying real estate assets for purposes of the 55% test, because they represent less than the entire beneficial interest in the related pool of residential mortgage loans.

If we acquire securities that, collectively, are expected to receive all of the principal and interest paid on the related pool of underlying loans (less fees, such as servicing and trustee fees, and expenses of the securitization), then we will consider those securities, collectively, to be qualifying real estate assets.

Mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying residential mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. One exception relates to the most subordinate class of securities issued in a securitization if the holder has the right to decide whether to foreclose upon defaulted loans.

In addition to monitoring our assets to qualify for exclusion from regulation as an investment company, we also must ensure that each of our subsidiaries qualifies for its own exclusion or exemption. To the extent that we form subsidiaries in the future, we must ensure that they qualify for their own separate exclusion from regulation as an investment company.

We have not received, nor have we sought, a no-action letter from the Division regarding how our investment strategy fits within the exclusion from regulation under the Investment Company Act that we are using. In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying real estate assets residential mortgage loans that we own and mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates, or subordinate classes with foreclosure rights with respect to the underlying residential mortgage loans. If the SEC adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, we might be precluded from acquiring higher-yielding mortgage-backed securities and instead buy a lower yielding security in our attempts to ensure that we at all times qualify for the exemption under the Investment Company Act. These factors may lower or eliminate our net income.

We plan to continue to satisfy the tests with respect to our assets, measured on an unconsolidated basis. It is not completely settled, however, that the tests are to be measured on an unconsolidated basis. To the extent the SEC provides further guidance on how to measure assets for these tests, we will adjust our measurement techniques.

If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to execute our current operating policies and programs.

Our investments in CDOs will not be classified as qualifying real estate assets for purposes of the 55% test. Accordingly, as we increase our investments in CDOs, we intend to organize our business so that Luminent falls outside of the definition of “investment company” set forth in Sections 3(a)(1)(C) of the Investment Company Act. Section 3(a)(1)(C) defines a company as an investment company if among other things it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of cash items and U.S. government securities). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from that definition provided in either Section 3(c)(1) or 3(c)(7) of the Investment Company.

To ensure that we are not considered an investment company under Section 3(a)(1)(C), we will need to contribute assets from Luminent into various subsidiaries. Many of our subsidiaries will continue to rely on

Section 3(c)(5)(C). Because our CDOs will not be able to rely on Section 3(c)(5)(C), however, we generally will want to structure them so that they may rely on an exemption other than Section 3(c)(7). As a general rule, we will structure them to conform to the requirements of Rule 3a-7, a rule promulgated for structured financing entities. These entities cannot engage in portfolio management techniques resembling those used by mutual funds. In particular, they cannot dispose of assets primarily for the purpose of recognizing gains or decreasing losses due to market value changes.

Risks Related to Investing in Our Securities

The timing and amount of our cash distributions may be volatile.

Our policy is to make distributions to our stockholders of all or substantially all of our REIT taxable net income in each fiscal year, subject to certain adjustments. We estimate our REIT taxable net income at certain times during the course of each fiscal year based upon a variety of information from third parties, although we do not receive some of this information before we complete our estimates. As a result, our REIT taxable net income estimates during the course of each fiscal year are subject to adjustments to reflect not only the subsequent receipt of new information as to future events but also the subsequent receipt of information as to past events. Our REIT taxable net income is also subject to changes in the Code, or in the interpretation of the Code, with respect to our business model. REIT taxable net income for each fiscal year does not become final until we file our tax return for that fiscal year.

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

Our declared cash distribution may force us to liquidate residential mortgage loans or mortgage-backed securities or borrow funds.

From time to time, our Board of Directors will declare cash distributions. These distribution declarations are irrevocable. If we do not have sufficient cash to fund distributions, we will need to liquidate residential mortgage loans or mortgage-backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our margin lending facility to pay the distribution. If required, the sale of residential mortgage loans or mortgage-backed securities at prices lower than the carrying value of such assets would result in losses. Also, if we were to borrow funds on a regular basis to make distributions, it is likely that our results of operations and our stock price would be harmed.

If we were to offer debt securities, those securities would be senior to our common stock in the event of our liquidation.

In the future, we may increase our capital resources by additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. If we were to subsequently liquidate, holders of our debt securities, shares of any preferred stock we issued and our lenders would be entitled to receive a distribution of our available assets prior to the holders of our common stock. Our additional equity offerings could dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Because our decision to issue securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price.

The market price of our common stock may be adversely affected by future sales of a substantial number of shares of our common stock, or securities convertible into our common stock, in the public market or the availability of such securities for sale.

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

Restrictions on ownership of our capital stock might limit your opportunity to receive a premium on our stock.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the lesser of the total number or value of the outstanding shares of our preferred stock. The constructive ownership rules in our charter are complex, and may cause our outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of our board of directors is void, and will result in the shares being transferred by operation of law to a charitable trust. These provisions might inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our stockholders.

Certain provisions of Maryland law and our charter and bylaws could discourage, delay or prevent a change in our control.

Certain provisions of the Maryland General Corporation Law, or MGCL, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that could involve an actual or threatened change in control of our company. These provisions include a classified board of directors, limitations on the removal of directors, provisions relating to the size of our board of directors and the filling of vacancies, the issuance of preferred stock, the duties of our directors in respect to unsolicited takeovers, provisions limiting transactions with interested stockholders and restrictions on control share acquisitions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located at 101 California Street, Suite 1350, San Francisco, California 94111. Our San Francisco office lease is for approximately 4,800 square feet of space and expires in 2012.

In addition, we lease space for executives and operations at 2005 Market Street, 21st Floor, Philadelphia, Pennsylvania 19103. Our Philadelphia office lease is for approximately 4,700 square feet of space and expires in 2008.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2006, no legal proceedings were pending to which we were a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol “LUM.”

The following table sets forth the intra-day high and low sale prices for our common stock as reported on the NYSE for each quarterly period during the years ended December 31, 2006 and 2005:

2006	High	Low

First Quarter	$8.70	$7.18
Second Quarter	9.26	7.58
Third Quarter	10.50	8.98
Fourth Quarter	10.84	9.60

2005	High	Low

First Quarter	$11.93	$10.85
Second Quarter	11.04	9.70
Third Quarter	11.05	7.40
Fourth Quarter	8.36	6.32

Holders

As of February 28, 2007, we had 47,958,510 issued and outstanding shares of common stock that were held by 455 holders of record. The 455 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions and Distribution Policy

The following table sets forth the quarterly cash distributions declared per share of our common stock during the years ended December 31, 2006 and 2005:

	Cash Distributions	Declaration
	Declared Per Share	Date

2006
First Quarter	$0.05	March 31, 2006
Second Quarter	0.20	June 12, 2006
Third Quarter	0.30	September 28, 2006
Special Dividend	0.075	October 10, 2006
Fourth Quarter	0.30	December 18, 2006

2005
First Quarter	$0.36	March 31, 2005
Second Quarter	0.27	June 29, 2005
Third Quarter	0.11	September 30, 2005
Fourth Quarter	0.03	December 20, 2005

The distributions we declared in 2006 and 2005 are not necessarily indicative of distributions that we will declare in the future. We expect that future distributions will be based on our REIT taxable net income in future periods, which we cannot predict with any certainty. All distributions are made at the discretion of our Board of Directors.

Our distributions to date are taxable dividends and are not considered a return of capital. Distributions are funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities and loans held-for-investment.

We intend to distribute all or substantially all of our REIT taxable net income, to our stockholders in each year. We intend to make regular quarterly distributions to our stockholders to be paid out of funds readily available for such distributions. Our distribution policy is subject to revision at the discretion of our Board of Directors without stockholder approval or prior notice. We have not established a minimum distribution level and our ability to make distributions may be harmed for the reasons described in “Risk Factors” in Item 1A of this Form 10-K. All distributions will depend on our earnings and financial condition, maintenance of REIT status, applicable provisions of the MGCL and such other factors as our Board of Directors deems relevant.

In order to avoid corporate income and excise tax and to maintain our qualification as a REIT under the Code, we must make distributions to our stockholders each year in an amount at least equal to:

•	90% of our REIT taxable net income, plus

•	90% of our after-tax net income, if any, from foreclosure property, minus

•	the excess of the sum of specified items of our non-cash income items over 5% of REIT taxable net income.

In general, our distributions are applied toward these requirements only if paid in the taxable year to which they relate, or in the following taxable year if the distributions are declared before we timely file our tax return for that year, the distributions are paid on or before the first regular distribution payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. Distributions declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in such a month are treated as both paid by us and received by the stockholder during such taxable year, provided that the distribution is actually paid by us by January 31 of the following taxable year.

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

To the extent that we own REMIC residual interests or engage in time-tranched non-REMIC mortgage securitizations through one or more qualified REIT subsidiaries that are treated as taxable mortgage pools (“TMPs”), we will recognize “excess inclusion income” or phantom income as a result of such ownership or transactions. Refer to “Taxation of Stockholders” included in the section titled “Federal Income Tax Considerations” in Item 1 of this Form 10-K for further discussion.

On June 29, 2005, we announced a Direct Stock Purchase and Dividend Reinvestment Plan offering stockholders, or persons who agree to become stockholders, the option to purchase shares of and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. The Plan is sponsored and administered by Mellon Bank, N.A. Each month, we may establish a discount available to participants in the Plan.

Equity Compensation Plan

Effective June 4, 2003, we adopted a 2003 Stock Incentive Plan and a 2003 Outside Advisors Stock Incentive Plan pursuant to which up to 1,000,000 shares of our common stock may be awarded at the discretion of the Compensation Committee of our Board of Directors, or Compensation Committee. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to our employees and officers or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that may meet the requirements of Section 422 of the Code, non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by our Compensation Committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the Compensation Committee.

The following table illustrates common stock authorized for issuance under the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan as of December 31, 2006:

	(a)		(c)
	Number of	(b)	Number of
	securities to be	Weighted-	securities remaining
	issued upon	average	available for future
	exercise of	exercise price	issuance under equity
	outstanding	of outstanding	compensation plans -
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Incentive plans approved by stockholders	55,000	$14.82	1,218,834
Incentive plans not approved by stockholders	—	—	—

Total	55,000	$14.82	1,218,834

See Note 7 to our consolidated financial statements in Item 8 of this Form 10-K for further information regarding the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan.

Purchases of Equity Securities

The following table summarizes share purchases in the fourth quarter of 2006 under our stock repurchase program:

			(c)	(d)
	(a)		Total	Maximum
	Total	(b)	Number of Shares	Number of Shares
	Number of	Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Program	the Program(1)

October 1 — 31, 2006	—	—	—	2,405,715
November 1 — 30, 2006	—	—	—	2,405,715
December 1 — 31, 2006	—	—	—	2,405,715

(1)	Our initial stock repurchase program was announced on November 7, 2005 and authorized us to repurchase up to a total of 2,000,000 of our common shares. In February 2006, we announced an additional stock repurchase program to repurchase up to 3,000,000 shares of our common stock. We can repurchase shares in the open market or through privately negotiated transactions from time to time at management’s discretion until we repurchase a total of 5,000,000 common shares or our Board of Directors determines to terminate the program.

Share Price Performance Graph

The following graph compares the total cumulative stockholder return from a $100 investment in our common stock and in the stocks making up two comparative stock indices on December 19, 2003 (the date our common stock was listed on the NYSE) through December 31, 2006. The graph reflects stock price appreciation and the reinvestment of dividends paid on our common stock and for each of the comparative indices.

	12/19/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Luminent Mortgage Capital Inc	100	104	100	69	98
S & P 500	100	105	117	122	142
BBG REIT Mortgage	100	102	130	109	130

This performance graph shall not be deemed filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements at December 31, 2006, 2005 and 2004 and 2003 and for the years ended December 31, 2006, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003. The selected financial data should be read in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

				For the Period
	For the Year	For the Year	For the Year	from April 26,
	Ended	Ended	Ended	2003 through
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003
	(Dollars in thousands, except share and per share amounts)

Statement of Operations Data:
Interest income	$357,137	$181,421	$123,754	$22,654
Interest expense	268,618	137,501	55,116	9,009
Net interest income	88,519	43,920	68,638	13,645
Impairment losses on mortgage-backed securities	(7,010)	(112,008)	—	—
Realized and unrealized gains (losses) on derivative instruments, net	7,736	(808)	—	—
Gains (losses) on sales of mortgage-backed securities	993	(69)	—	(7,831)
Other income (expense)	(829)	—	1,070	—
Expenses	42,443	14,026	12,596	3,053
Net income (loss)	46,797	(82,991)	57,112	2,761

Per Common Share Data:
Net income (loss) — basic	$1.15	$(2.13)	$1.68	$0.27
Net income (loss) — diluted	1.14	(2.13)	1.68	0.27
Cash distributions declared(1)	0.925	0.77	1.71	0.95
Book value (end of period)(2)	9.86	9.76	10.93	11.38
Common shares outstanding (end of period)	47,808,510	40,587,245	37,113,011	24,814,000
Weighted-average shares outstanding — basic	40,788,778	39,007,953	33,895,967	10,139,280
Weighted-average shares outstanding — diluted	41,003,620	39,007,953	33,947,414	10,139,811

Balance Sheet Data (end of period):
Mortgage-backed securities available-for-sale, at fair value	$141,556	$219,148	$186,351	$352,123
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	2,789,382	4,140,455	4,641,604	1,809,822
Total mortgage-backed securities available-for-sale, at fair value	2,930,938	4,359,603	4,827,955	2,161,945
Loans held-for-investment	5,591,717	507,177	—	—
Total assets	8,613,795	4,933,471	4,879,828	2,179,340
Repurchase agreements	2,707,915	3,928,505	4,436,456	1,728,973
Mortgage-backed notes	3,917,677	486,302	—	—
Junior subordinated notes	92,788	92,788	—	—
Margin debt	—	3,548	—	—
Total liabilities	8,142,240	4,537,150	4,474,325	1,896,844
Accumulated other comprehensive income (loss)	3,842	7,076	(61,368)	(26,510)

Total stockholders’ equity	471,555	396,321	405,503	282,496

Financial Ratios:
Leverage ratio (period end)(3)	17.2	11.4	10.9	6.1
Recourse leverage ratio (period end)(4)	7.4	8.2	10.9	6.1

(1)	Cash distributions declared during the period from April 26, 2003 through December 31, 2003 were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering. Cash distributions of $0.42 per share declared on March 9, 2004 were payable to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our follow-on public offering.

(2)	Book value is calculated as total stockholders’ equity divided by the number of shares issued and outstanding at December 31, 2006, 2005, 2004 and 2003.

(3)	Leverage is defined as total liabilities divided by total stockholders’ equity. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our Spread portfolio to within our target range of eight to 12 times the amount of our equity.

(4)	Recourse leverage is defined as total recourse liabilities divided by stockholders’ equity plus long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. See “Cautionary Note regarding Forward-looking Statements.” As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this on Form 10-K and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Executive Summary

Our primary mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages. We began investing in 2003, with a Spread strategy of investing in high quality, adjustable-rate and hybrid adjustable-rate mortgage-backed securities and levering these investments primarily through repurchase agreements. While this strategy has a minimal level of credit risk, it also has considerable interest rate risk. The persistently flat yield curve and ongoing Federal Reserve Board rate increases since June 2004 pressured our ability to provide steady income, and led us to augment our strategy in 2005. Since 2005, we include investments in non-agency mortgage-backed securities rated below AAA as well as prime whole loan purchases and securitizations of those loans. This diversified strategy has reduced our interest rate risk and built the basis for our dividend stability and growth.

During 2006, we completed repositioning our portfolios in order to reduce our exposure to interest rate volatility such that our Residential Mortgage Credit portfolio now represents the majority of our overall asset portfolio with investments that are less sensitive to interest rates, and therefore more predictable and sustainable. As a further result of this repositioning, approximately 95% of the securities in our Spread portfolio now consists of residential mortgage-backed securities with interest rates that reset within one month or less and the balance reset within one year. Our credit strategy seeks to structure, acquire and fund mortgage loans that will provide long-term reliable income to our stockholders. We seek to accomplish this goal primarily through the purchase of mortgage loans that we design and originate through selected high quality providers with whom we have long and well-established relationships. We then securitize those loans and seek to retain the most valuable tranches of the securitizations. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us; however, our mortgage loans are pledged as collateral for the securities we issue. As a secondary strategy, we invest in subordinated mortgage-backed securities that have credit ratings below AAA. We do this opportunistically, as we discover value and credit arbitrage opportunities in the market.

Using these investment strategies, we seek to acquire mortgage-related assets, finance these purchases in the capital markets and use leverage in order to provide an attractive return on stockholders’ equity. We have acquired and may seek to acquire additional assets that we expect will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investments, our ability to pledge the investments for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments.

Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business.

Investors should distinguish our business model from that of a subprime originator. We do not acquire subprime mortgage loans. We are not a direct originator of mortgage loans and therefore we are not subject to “early payment default” claims. We acquire mortgage loans exclusively from well-capitalized originators, who meet our standards for financial and operational quality. We maintain ample liquidity to manage our business and have largely match-funded our balance sheet. During the last year, we have substantially reduced our reliance on short term repurchase agreement funding. As such, we experienced no liquidity strains during the recent market turmoil.

We invest in high-quality residential mortgage loans, AAA-rated and agency-backed mortgage-backed securities and subordinated mortgage-backed securities which have significant structural credit enhancement. At December 31, 2006, 65% of our assets consisted of first lien, prime quality residential mortgage loans, with a weighted-average FICO score of 713 and a weighted-average loan-to-value ratio, net of mortgage insurance, of 72.6%. Our AAA-rated and agency-backed mortgage-backed securities portfolio represented 25% of our assets at December 31, 2006. This portfolio has virtually no credit risk. Our subordinated mortgage-backed securities portfolio represented 9% of our assets at December 31, 2006 and had a weighted-average credit rating of BBB+. Structured credit enhancements in this portfolio provide us with significant protection against credit loss. Our diversified business model provides us flexibility to allocate capital to our various investment strategies as market conditions change.

We neither directly originate mortgage loans nor directly service mortgage loans. We purchase pools of mortgage loans through our diverse network of well-capitalized origination partners. All of the loans we purchase are underwritten to agreed-upon specifications in partnership with our selected high-quality originators. In addition, we obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the guidelines. An originator who breaches its representations and warranties may be obligated to repurchase loans from us.

Within the loan market, we have focused on prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We diligently review the credit risk associated with each mortgage loan pool we purchase. We employ a comprehensive underwriting process, driven by our highly experienced personnel. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80% and, in certain pools, we purchase supplemental mortgage insurance down to the 75% loan-to-value ratio level.

Our mortgage loan portfolio has virtually no exposure to the subprime sector which is currently generating high delinquencies. At December 31, 2006, mortgage loans with FICO scores less than 620, a measure which is generally considered to be an indicator of subprime, represented just 0.1% of our total mortgage loan portfolio. In addition, at December 31, 2006, none of our mortgage loans had loan-to-value ratios, net of mortgage insurance, greater than 80%. “No documentation” loans as a percentage of our total loan portfolio was just 2.5% at December 31, 2006. We believe that our collateral characteristics, as well as our comprehensive underwriting process, provide us with strong protection against credit loss.

The number of seriously delinquent loans in our loan portfolio was just 54 basis points (0.54%) of total loans at December 31, 2006. This is well within our expectations for performance and compares very favorably with industry statistics for prime ARM loans, for which the Mortgage Banker’s Association reports a serious delinquency rate of 114 basis points (1.14%) as of September 30, 2006. Our credit performance bears no resemblance to subprime performance, for which the Mortgage Banker’s Association reports a serious delinquency rate of 772 basis points (7.72%) as of September 30, 2006. We evaluate our mortgage loan portfolio for impairment on a quarterly basis, and increase or decrease our allowance for loan losses based on that analysis. Our allowance for loan losses was $5.0 million at December 31, 2006. When foreclosures occur, we believe we will realize modest severities, due to the low weighted-average loan-to-value ratios in our portfolio, and to current indications from our ongoing surveillance of property valuations on delinquent loans.

We finance our portfolios of mortgage loans and mortgage-backed securities through the use of repurchase agreements, securitization transactions structured as secured financings, a commercial paper facility, warehouse lending facilities and junior subordinated notes. We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At December 31, 2006, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.4x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through the types of borrowings, including the non-

recourse mortgage-backed notes issued to finance our securitized mortgage loans, in order to manage our liquidity and interest rate related risks.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2006, we had unencumbered assets of over $200 million, consisting of unpledged mortgage-backed securities, equity securities, and cash and cash equivalents. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

In September 2006, we entered into a warehouse agreement with Greenwich Capital Financial Products, Inc., whereby it will finance the purchase of up to $500 million in asset-backed securities. The facility is intended to be used to purchase mortgage-backed securities rated below AAA and we intend to finance the securities permanently through collateralized debt obligations, or CDOs. CDO transactions will allow us to achieve our objective of matching the income we earn on our assets, plus the benefit of hedging activities, to our cost of liabilities. We anticipate issuing our first CDO in the first half of 2007 for the purpose of prospectively financing our Credit Sensitive portfolio on a match-funded basis. This financing will be non-recourse to us and more capital efficient than traditional repurchase agreement financing. We also intend to issue a second CDO later in 2007.

Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:

•	interest rate trends and changes in the yield curve;

•	the availability of a sufficient supply of mortgage loans and mortgage-backed securities for purchase that meet our standards;

•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	highly competitive markets for investment opportunities; and

•	other market developments.

In addition, several factors relating to our business may also impact our financial condition and results of operations. These factors include:

•	credit risk as defined by prepayments, delinquencies and defaults on our mortgage loans and the mortgage loans underlying our mortgage-backed securities;

•	overall leverage of our portfolio;

•	access to funding and adequate borrowing capacity;

•	negative amortization;

•	increases in our borrowing costs;

•	the ability to use derivatives to mitigate our interest rate and prepayment risks;

•	the market value of our investments; and

•	compliance with REIT requirements and the requirements we must meet to qualify for an exemption under the Investment Company Act of 1940.

Refer to “Risk Factors” in Item 1A of this Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Form 10-K for additional credit risk and interest rate risk discussion.

Summary and Outlook

For the year ended December 31, 2006, our net income was $46.8 million, or $1.14 per diluted share, compared to a net loss of $83.0 million, or $2.13 loss per share, for the year ended December 31, 2005. REIT taxable net income was $40.9 million, or $0.97 per share, and $31.3 million, or $0.77 per share, for the years ended December 31, 2006 and 2005, respectively. REIT taxable net income is the basis upon which we determine our dividends to stockholders. The difference between net income and REIT taxable net income primarily relates to interest income and interest expense on our REMIC securitizations, impairment losses on mortgage-backed securities, provisions for loan losses, loan servicing expense and gains and losses on derivative instruments.

Effective January 1, 2006, we discontinued the use of hedge accounting as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. As a result, beginning in the first quarter of 2006, all changes in the value of our portfolio of hedges, including interest rate swaps and Eurodollar futures contracts, are now reflected in our consolidated statement of operations rather than primarily through accumulated other comprehensive income and loss on our consolidated balance sheet. This change has introduced some volatility to our results of operations, as the market value of the hedge positions changes.

We declared $39.9 million of dividends in 2006, or $0.925 per share. We declared $30.3 million of dividends in 2005, or $0.77 per share.

Our book value at December 31, 2006 was $471.6 million, or $9.86 per share. On October 13, 2006, we issued 6.9 million shares of our common stock at $10.25 per share as a result of completing a public offering issued pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on January 21, 2005.

At December 31, 2006, the composition of our $8.5 billion in mortgage assets was as follows: 65.6% in prime quality securitized whole loans, 25.0% in AAA-rated and agency-backed short duration hybrid and ARM securities and 9.4% in credit sensitive securities with a weighted-average credit rating of BBB+.

During 2006, we actively pursued our business diversification into prime quality residential mortgage credit. This diversification included sales of interest-rate sensitive mortgage-backed securities from our Spread portfolio of $3.7 billion, purchases of prime quality residential mortgage loans of $5.5 billion and subsequent completion of seven loan securitizations totaling $4.6 billion and purchases of mortgage-backed securities with ratings below AAA of $0.5 billion. We also purchased $2.2 billion of floating rate AAA-rated mortgage-backed securities during 2006.

We expect our credit quality to remain high as we prudently invest in residential mortgage credit risk. In our loan purchases, we are underwriting on a loan-by-loan basis. Generally, our target average FICO score is 700. The midway point in our stratification around this level generally ranges between 680 and 720. We require mortgage insurance on loans with loan-to-value ratios of 80% or higher. In certain pools, we purchase mortgage insurance on loans with loan-to-value ratios between 75% and 80%. We focus on single family, owner-occupied residences with adequate valuation protection, typically in the 75% loan to value range. We carefully assess collateral valuation and review every loan with automated valuation screens. Our target borrower has demonstrated an ability to handle credit and carries a manageable amount of overall debt versus income. Our target loan size is well below the “super jumbo” level, and ranges in the $350 to $500 thousand range. We also diversify our geographic exposure.

Our multi-factor risk analysis concentrates on layered risk, which is the conjunction of two or more risk factors in a loan. For example, we may underwrite a very high FICO borrower in a high LTV situation, whereas we may reject that same loan if the high LTV is accompanied by recent history of multiple refinancings on the same property. In other words, no single variable defines our loan underwriting decision-making process. We take a comprehensive view of each loan and underwrite on that basis. We accept only those loans that meet our careful underwriting criteria. Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. We are proactive in our analysis of payment behavior and in loss mitigation through our servicing relationships.

Our target market is the Alt-A adjustable-rate loan. Alt-A is one of the fastest growing segments of the mortgage market. We believe that a majority of the prime loans made in 2006 were made in the Alt-A form. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate.

At December 31, 2006, the weighted-average coupon of our total mortgage assets was 7.03%. As a result of the sale of assets from our Spread portfolio and the redeployment of our capital into the higher-yielding assets in our Residential Mortgage Credit portfolio, the net interest spread on our investment portfolio has increased to 1.44% for the year ended December 31, 2006 compared to from 0.72% for the year ended December 31, 2005. This increase is primarily due to reducing our investment in interest rate-sensitive mortgage assets and increasing our investment in mortgage loans and mortgage-backed securities which are match-funded with permanent financing in the form of mortgage-backed notes. See additional information on the components of our net interest spread and interest expense at “Results of Operations.”

Going forward, we will augment our current loan purchase and securitization activities with opportunistic purchases of credit-sensitive securities created by others. We anticipate that most of our Credit Sensitive portfolio will be permanently financed on a match-funded basis with our first CDO, which we expect to complete in the first half of 2007. This financing will be non-recourse to us and more capital efficient than traditional repurchase agreement financing. We also intend to issue a second CDO later in 2007.

Our primary sources of capital are mortgage-backed notes, repurchase agreements, warehouse lending facilities, commercial paper and junior subordinated notes. We believe that our current financing and operating cash flow is sufficient to fund our business for the foreseeable future. We will also consider increasing our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for capital raises and upon the investment of any net proceeds therefrom. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock in any liquidation by us. As a result of these various factors, it is difficult to project when we may seek to raise additional capital.

Refer to the section titled “Risk Factors” in Item 1A of this Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Form 10-K for additional interest rate risk and credit risk discussion.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K for a complete discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:

Classifications of Investment Securities

Our investments in mortgage-backed securities are classified as available-for-sale and are carried on our consolidated balance sheets at their fair value. Generally, the classification of securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than immediately through earnings. If our available-for-sale securities were classified as trading securities, our earnings could experience substantially greater volatility from period-to-period.

Valuations of Mortgage-backed Securities

Our Spread portfolio of mortgage-backed securities has fair values based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, we make certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.

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

When the fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If we determine an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is recorded as a reduction of current earnings as if the loss had been realized in the period of impairment.

We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. For the year ended December 31, 2006, we recognized impairment losses of $2.2 million in connection with our decision to reposition our Spread portfolio as we no longer had the intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. We also recognized impairment losses of $4.8 million during the year ended December 31, 2006 on mortgage-backed securities in our Residential Mortgage Credit portfolio due to other-than-temporary impairments. At December 31, 2006, we had gross unrealized losses on our mortgage-backed securities classified as available-for-sale of $7.5 million which, if not recovered, may result in the recognition of future losses.

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

To estimate the allowance for loan losses, we first identify impaired loans. Loans purchased with relatively smaller balances and substantially similar characteristics are evaluated collectively for impairment. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. We consider loans impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.

Our allowance for loan losses is established using mortgage industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. We then use our judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for loan losses if we believe that an adjustment is warranted. Over time, as our loan portfolio seasons and generates actual loss experience, we will incorporate our actual loss history for forecasting losses and establishing credit reserves.

We performed an allowance for loan losses analysis as of December 31, 2006 and recorded a $5.2 million provision for the year ended December 31, 2006.

Interest Income Recognition

We accrue interest income on our mortgage-backed securities based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on our future results of operations. Certain of the mortgage-backed securities in our Residential Mortgage Credit portfolio are accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. We recognize interest income using the effective yield method. We use the prospective method for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses using data provided by a third party service provider. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

We accrue interest income on our mortgage loans and credit it to income based on the carrying amount and contractual terms or estimated life of the assets using the effective yield method in accordance with SFAS No. 91. We discontinue the accrual of interest on impaired loans when, in management’s opinion, the borrower may be unable to meet payments as they become due. Also, we place loans 90 days or more past due on non-accrual status. When we discontinue an interest accrual, we reverse all associated unpaid accrued interest income against current period operating results. We recognize interest income subsequently only to the extent cash payments are received.

Securitizations

We create securitization entities as a means of securing long-term, non-recourse collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, we account for securitizations as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Accounting for Derivative Financial Instruments and Hedging Activities

We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. Effective January 1, 2006, we discontinued the use of hedge accounting, in accordance with SFAS No. 133. All changes in value of derivative contracts that had previously been accounted for under hedge accounting are now recorded in other income or expense and could potentially result in increased volatility in our results of operations.

We may enter into commitments to purchase mortgage loans, or purchase commitments, from our network of originators. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at their estimated fair value on the consolidated balance sheet and any change in fair value of the purchase commitment is recognized in other income or expense. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and is included in the cost basis of the loans purchased.

See Note 13 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion about accounting for derivative financial instruments and hedging activities.

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our REIT taxable income or REIT status would be affected. Our net equity would not be materially affected. At December 31, 2006, we did not hold mortgage-backed securities purchased from a counterparty and financed via a repurchase agreement with the same counterparty. At December 31, 2005, we identified available-for-sale securities with a fair value of $19.9 million which had been purchased from and financed with the same counterparty. If we were to change the current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $19.9 million, respectively.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) of SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007. We are still evaluating the impact of these Statements on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Financial Statements—Considering the Effect of Prior Year Misstatements, which is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach when quantifying and evaluating the materiality of a misstatement. Evaluation of an error must be performed from both a financial position perspective and a results of operations perspective. The adoption of SAB No. 108 is not expected to have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 17, 2007. We are still evaluating the impact of this statement on our financial statements.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

For the years ended December 31, 2006 and 2005, our net income was $46.8 million, or $1.14 per fully diluted share, and net loss was $83.0 million, or $2.13 loss per share, respectively. Results for the year ended December 31, 2006, include certain non-recurring expenses, including one-time charges of $6.1 million, related to the termination of our management agreement with Seneca Capital Management LLC, or SCM. In addition, net realized and unrealized gains on derivative instruments of $7.7 million and net realized and unrealized losses of $0.8 million were recognized during the years ended December 31, 2006 and 2005, respectively.

The table below details the components of our net interest spread for the years ended December 31, 2006 and 2005:

	For the Year Ended
	December 31,
	2006	2005

Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.57%	3.79%
Weighted-average cost of financing liabilities	5.13	3.07

Net interest spread	1.44%	0.72%

Weighted-average yield on average earning assets, net of premium amortization or discount accretion, is defined as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average mortgage earning assets during the year ended December 31, 2006 and 2005 were $5.4 billion and $4.8 billion, respectively.

Total interest income from mortgage assets was $357.1 million and $181.4 million for the year ended December 31, 2006 and 2005, respectively. The year-over-year increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during 2006, as well as an increase in the overall levels of both mortgage assets and interest rates between December 31, 2005 and December 31, 2006.

Interest expense for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	For the Year	Percentage	For the Year	Percentage
	Ended	of Average	Ended	of Average
	December 31,	Financing	December 31,	Financing
	2006	Liabilities	2005	Liabilities

Interest expense on mortgage-backed notes	$ 132,107	2.53%	$3,719	0.08%
Interest expense on repurchase agreement liabilities	116,465	2.23	138,076	3.08
Interest expense on commercial paper facility	4,786	0.09	—	—
Interest expense on warehouse lending facilities	16,459	0.31	1,507	0.03
Interest expense on junior subordinated notes	7,768	0.15	3,411	0.08
Amortization of net realized gains on futures and interest rate swap contracts	(7,468)	(0.14)	(1,415)	(0.03)
Net interest (income)/expense on interest rate swap contracts	(1,676)	(0.04)	(8,093)	(0.18)
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	—	—	258	0.01
Other	177	nm	38	nm

Total interest expense	$ 268,618	5.13%	$137,501	3.07%

nm = not meaningful

We define our weighted-average cost of total financing liabilities as total interest expense divided by the weighted-average amount of our financing liabilities during the period, including mortgage-backed notes, repurchase agreements, commercial paper, warehouse lending facilities and junior subordinated notes. Interest expense consists of interest payments on our debt and consolidated mortgage-backed notes issued, less the amortization of mortgage-backed securities issuance premiums. Mortgage-backed securities issuance premiums are created when interest-only securities and other mortgage-backed securities are issued at prices greater than their principal value. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense. Weighted-average financing liabilities during the years ended December 31, 2006 and 2005 were $5.2 billion and $4.4 billion, respectively.

Interest expense for the years ended December 31, 2006 and 2005 was $268.6 million and $137.5 million, respectively. The increase in interest expense is primarily due to higher rates on our funding liabilities related to the shift to mortgage-backed notes from repurchase agreements resulting from the transition from our Spread strategy to our Residential Mortgage Credit strategy, as well as an increase in the overall levels of both funding liabilities and interest rates between December 31, 2005 and December 31, 2006.

Other income and expense for the years ended December 31, 2006 and 2005 was net other income of $0.9 million and net other expense of $112.9 million, respectively, as summarized in the following table (dollars in millions):

	For the Years Ended
	December 31,
	2006	2005

Realized gains (losses) on derivative instruments, net(1):
Sales of derivative contracts	$2.6	$1.0
Purchase commitment derivatives	3.7	(1.4)
Unrealized gains (losses) on derivative instruments, net(1):
Change in fair value of derivative contracts	1.4	(0.4)

Sub-total	7.7	(0.8)

Other-than-temporary impairment losses	(7.0)	(112.0)
Sales of mortgage-backed securities:
Gains	10.0	—
Losses	(9.0)	(0.1)

Sub-total	1.0	(0.1)

Other expense	(0.8)	—

Total	$0.9	$(112.9)

(1)	Prior to January 1, 2006, certain derivative instruments were accounted for in accordance with SFAS No. 133 and the related gains and losses were recognized in interest expense.

During the year ended December 31, 2006, we sold mortgage-backed securities totaling $3.8 billion, primarily as a result of repositioning our balance sheet. During the year ended December 31, 2005, we sold $136.3 million of mortgage-backed securities to reduce leverage and rebalance our portfolios. Other income for the years ended December 31, 2006 and 2005 includes other-than-temporary impairment losses on mortgage-backed securities in our Spread portfolio related to certain Spread assets that we did not intend to hold until their maturity or their unrealized losses recovered.

Operating expenses for the years ended December 31, 2006 and 2005 were $42.4 million and $13.9 million, respectively. The year-over-year increases in operating expenses are primarily due to increased operating expenses that are required to manage our Residential Mortgage Credit strategy as well as increased management compensation and incentive compensation expenses related to the termination of our management agreement with SCM.

During the quarter ended September 30, 2006, we completed our transition to full internal management after reaching agreement with SCM to terminate the management agreement described below. Because the management agreement has been terminated, we are no longer required to make regular quarterly “minimum” payments to SCM through 2007, nor do we need to accrue future incentive compensation expense for SCM. Instead, we paid SCM a total of $5.8 million in cash and accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.

We paid base management compensation and incentive compensation to SCM for the years ended December 31, 2006 and 2005 pursuant to a management agreement. We entered into an amended agreement with SCM, dated March 1, 2005, which superseded our original management agreement dated June 11, 2003, and revised the computation of base management compensation and incentive management compensation. See Note 8 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion about the management agreement.

Base management compensation expense for the year ended December 31, 2006 was $6.9 million, including the installment payments due to SCM related to the termination of the management agreement described above. Base management compensation for the year ended December 31, 2005 was $4.2 million. Pursuant to the management agreement, base management compensation due to SCM was calculated based on a percentage of our average net worth that was managed by SCM, and also was subject to a minimum fee. The amount of assets managed by SCM decreased substantially during the first quarter of 2006 and further decreased in the second and third quarters of 2006 as a result of redeploying assets from the Spread portfolio managed by SCM into our other portfolios. Consequently, the base management fee calculated pursuant to the “average net worth” formula was lower than the minimum fee payment due to SCM of $0.7 million for the first and second quarters of 2006. As a result, $1.4 million of the base management compensation expense for the year ended December 31, 2006 represented the minimum fee due to SCM.

Incentive compensation expense for the years ended December 31, 2006 and 2005 was $0.8 million and $1.3 million, respectively. The increase in expense is primarily related to the termination of the amended management agreement noted above. Under the amended management agreement, SCM did not earn any incentive compensation during the years ended December 31, 2006 and 2005. The incentive compensation expense during the years ended December 31, 2006 and 2005 related primarily to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the periods. The incentive compensation expense for the year ended December 31, 2006 also includes the final vesting of all of the restricted stock awards granted to SCM earned in prior periods in connection with the termination agreement. Effective September 30, 2006, we will no longer recognize incentive compensation expense related to restricted stock awards granted to SCM.

Servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $12.0 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. The increase in servicing expense year over year is due to the increase in our residential mortgage loan portfolio. In addition, salaries and benefits were $9.5 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively, and reflects the addition of three new employees during the fourth quarter of 2006 and 17 new employees during the year ended December 31, 2006. In addition, for year ended December 31, 2006, we recorded a provision for loan losses of $5.2 million, based on an analysis of our portfolio of loans held-for-investment at the end of the second, third and fourth quarters of 2006. The increase in provision for loan losses year over year is due to the seasoning of our residential mortgage loan portfolio.

Year ended December 31, 2005 compared to the year ended December 31, 2004

For the years ended December 31, 2005 and 2004, our net loss was $83.0 million, or $2.13 loss per share, and our net income of $57.1 million, or $1.68 per fully diluted share, respectively. Results for the year ended December 31, 2005 include net realized and unrealized losses on derivative instruments of $0.8 million.

The table below details the components of our net interest spread for the years ended December 31, 2005 and 2004:

	For the Year Ended
	December 31,
	2005	2004

Weighted-average yield on average earning assets, net of premium amortization or discount accretion	3.79%	3.28%
Weighted-average cost of financing liabilities	3.07	1.57

Net interest spread	0.72%	1.71%

Weighted-average mortgage earning assets during the years ended December 31, 2005 and 2004 were $4.8 billion and $3.8 billion, respectively.

Total interest income from mortgage assets was $181.4 million and $123.8 million for the years ended December 31, 2005 and 2004, respectively. The year-over-year increase in interest income is primarily due to the increase in interest income as a result of the implementation of our Residential Mortgage Credit strategy, which includes investments in mortgage-backed securities with ratings below AAA and purchases of prime whole loan purchases and securitizations of those loans.

Interest expense for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	For the Year	Percentage	For the Year	Percentage
	Ended	of Average	Ended	of Average
	December 31,	Financing	December 31,	Financing
	2005	Liabilities	2004	Liabilities

Interest expense on repurchase agreement liabilities	$138,076	3.08%	$56,309	1.60%
Interest expense on mortgage-backed notes	3,719	0.08	—	—
Interest expense on warehouse lending facilities	1,507	0.03	—	—
Interest expense on junior subordinated notes	3,411	0.08	—	—
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	258	0.01	(2,268)	(0.06)
Amortization of net realized gains on futures contracts	(1,415)	(0.03)	(2,803)	(0.08)
Net interest (income)/expense on interest rate swap contracts	(8,093)	(0.18)	3,720	0.11
Other	38	nm	158	nm

Total interest expense	$137,501	3.07%	$55,116	1.57%

nm = not meaningful

Weighted-average financing liabilities during the years ended December 31, 2005 and 2004 were $4.4 billion and $3.5 billion, respectively. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense.

Interest expense for the years ended December 31, 2005 and 2004 was $137.5 million and $55.1 million, respectively. Interest expense on repurchase agreement liabilities increased in 2005, compared to 2004, primarily because of the increase in the average interest rate on those liabilities due to short-term borrowing rate increases by the Federal Reserve Board. During the year ended December 31, 2005, we acquired residential mortgage loans using warehouse lending facilities prior to permanently financing the acquisitions through the issuance of mortgage-backed notes. The interest expense on junior subordinated notes during 2005 is the result of the completion of two trust preferred security offerings.

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

Other expense for the year ended December 31, 2005 was $808 thousand, consisting of $1.4 million of net losses on commitments to purchase loans offset by $613 thousand of net gains due to the change in value of other derivative contracts. Other income for the year ended December 31, 2004 was $1.1 million, consisting of a one-time gain on the termination of certain repurchase agreements that was initiated by our counterparty, the Federal Home Loan Mortgage Corporation. At December 31, 2005, we recognized impairment losses on mortgage-backed securities of $112.0 million, primarily in connection with our decision to reposition our Spread portfolio. We did not incur any impairment losses in 2004. During the year ended December 31, 2005, we sold $136.3 million of mortgage-backed securities to reduce leverage and rebalance our portfolios. For the year ended December 31, 2005, we realized a net loss of $69 thousand on sales of mortgage-backed securities. We did not sell any mortgage-backed securities during the same period in 2004.

Operating expenses for the years ended December 31, 2005 and 2004 were $14.0 million and $12.6 million, respectively.

We paid base management compensation and incentive compensation to SCM for the years ended December 31, 2005 and 2004, pursuant to a management agreement. We entered into an management agreement with SCM, dated March 1, 2005, which superseded our original management agreement dated June 11, 2003, and revised the computation of base management compensation and incentive management compensation. See Note 8 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion about the management agreement.

Base management compensation expense for the years ended December 31, 2005 and 2004 was $4.2 million and $4.1 million, respectively.

Incentive compensation expense to related parties for the years ended December 31, 2005 and 2004 was $1.3 million and $4.9 million, respectively. The decrease in expense is primarily related to the amended management agreement noted above. Under the amended management agreement, no incentive compensation was earned by SCM during the year ended December 31, 2005. The incentive compensation expense of $1.3 million for the year ended December 31, 2005 related to restricted common stock awards granted for incentive compensation earned in prior periods that vested during the year. For the year ended December 31, 2004, total incentive compensation earned by SCM was $6.7 million, one-half payable in cash and one-half payable in the form of our common stock. The cash portion of the incentive compensation of $3.3 million for the year ended December 31, 2004 was expensed in that period as well as 15.2% of the restricted common stock portion of the incentive compensation, or $509 thousand.

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

Other general and administrative expenses for the years ended December 31, 2005 and 2004 were $3.4 million and $1.7 million, respectively. The increase is primarily due to the expenses incurred in connection with the implementation of our portfolio diversification strategy, including due diligence, servicing, information technology, recruiting and rent.

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

The following table reconciles our GAAP net income to our estimated REIT taxable net income for the years ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share amounts):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

GAAP net income (loss)	$46,797	$(82,991)	$57,112
Adjustments to GAAP net income (loss):
Interest income and expenses, net	(26,676)	1,142	1,102
Impairment losses on mortgage-backed securities	7,010	112,008	—
Provision for loan losses	5,193	—	—
Servicing expense	10,263	—	—
Sales of mortgage-backed securities, net	(993)	69	—
Other, net	(695)	1,086	1,211

Net adjustments to GAAP net income (loss)	(5,898)	114,305	2,313

REIT taxable net income	$40,899	$31,314	$59,425

REIT taxable net income per share	$0.97	$0.77	$1.75
Average shares outstanding on dividend record dates during the year	42,163,918	40,667,532	33,957,143

Estimated undistributed REIT taxable net income for the years ended December 31, 2006, 2005 and 2004, was as follows (in thousands, except share and per share amounts):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Undistributed REIT taxable net income, beginning of period	$3,154	$1,794	$281
REIT taxable net income during period	40,899	31,314	59,425
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(39,410)	(29,954)	(57,912)
	(214)	—	—

Undistributed REIT taxable net income, end of period	$4,429	$3,154	$1,794

Cash distributions per share declared during period	$0.925	$0.77	$1.71

Percentage of REIT taxable net income distributed, including dividends paid deduction	89.9%	90.5%	97.0%

Percentage of REIT taxable net income distributed, excluding dividends paid deduction	91.0%	91.6%	97.4%

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

Financial Condition

All of our assets at December 31, 2006 were acquired with proceeds from both the private placement and public offerings of our common stock, proceeds from our preferred securities offerings and use of leverage.

In 2006, we entered into three additional warehouse lending facilities, two of which provide initial funding of our mortgage loan purchases, prior to securitization. The other facility was established to acquire mortgage assets for our CDO program.

During 2006, we completed seven residential mortgage loan securitizations totaling $4.6 billion, of which $3.8 billion was issued to third-party investors and $0.8 billion was retained by us. The mortgage-

backed notes issued in these securitizations provide long-term, non-recourse collateralized financing for our residential mortgage loan portfolio.

We have a shelf registration statement on Form S-3 that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. On October 13, 2006, we issued 6.9 million shares of our common stock at $10.25 per share as a result of completing a public offering issued pursuant to this shelf registration statement. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions. During the year ended December 31, 2006, we sold approximately 1.7 million shares of common stock pursuant to this agreement and we received net proceeds of approximately $17.2 million.

We announced a stock repurchase program on November 7, 2005 that authorized us to repurchase up to a total of 2,000,000 of our common shares. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. We can repurchase shares in the open market or through privately negotiated transactions from time to time at management’s discretion until we repurchase a total of 5,000,000 common shares or our Board of Directors determines to terminate the program. Through December 31, 2006, we had repurchased 2,594,285 shares at a weighted-average price of $8.00 and were authorized to acquire up to 2,405,715 more common shares.

Mortgage-Backed Securities

At December 31, 2006 and 2005, we held $2.9 billion and $4.4 billion, respectively, of mortgage-backed securities. As previously announced, we have changed our investment strategy to make it less interest-rate sensitive, and thereby have redeployed assets from our Spread portfolio to our Residential Mortgage Credit portfolio.

The following table presents our mortgage-backed securities at December 31, 2006 and 2005 classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories (dollars in thousands).

	December 31, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
	Market	Mortgage-backed	Market	Mortgage-backed
	Value	Securities	Value	Securities

Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$129,096	4.4%	$30,623	0.7%
A/A rating	238,623	8.1	64,957	1.5
BBB/Baa rating	273,359	9.3	28,546	0.6

Total Investment-grade MBS	641,078	21.8	124,126	2.8

Weighted-average credit rating	A−		A
Non-investment-grade MBS:
BB/Ba rating	145,741	5.0	121,128	2.8
Not rated	11,196	0.4	20,818	0.5

Total non-investment-grade MBS	156,937	5.4	141,946	3.3%

Weighted-average credit rating(1)	BB		BB+

Total Residential Mortgage Credit portfolio	798,015	27.2	266,072	6.1

Weighted-average credit rating(1)	BBB+		BBB
Spread Portfolio
Agency MBS	106,648	3.7	1,203,255	27.6
AAA/Aaa rating	2,026,275	69.1	2,890,276	66.3

Total Spread portfolio	2,132,923	72.8	4,093,531	93.9

Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$2,930,938	100.0%	$4,359,603	100.0%

Weighted-average credit rating	AA		AA+

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $11.2 million and $20.8 million at December 31, 2006 and 2005, respectively.

Loans held-for-investment

At December 31, 2006 and 2005, our residential mortgage loans held-for-investment totaled $5.6 billion and $0.5 billion, respectively, including unamortized premium of $124.4 million and $0.7 million, respectively. Our residential mortgage loans at December 31, 2006 were comprised of $4.7 billion of adjustable-rate and hybrid adjustable-rate mortgage loans that collateralize debt obligations and $0.8 billion of adjustable-rate mortgage loans pending securitization. Our residential mortgage loans at December 31, 2005 were comprised of $0.5 billion of hybrid adjustable-rate mortgage loans that collateralized debt obligations. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for the securitizations as financings under SFAS No. 140.

At December 31, 2006, our residential mortgage loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After		Principal	Loans		Number of
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Delinquent		Delinquent
	Average	Average	Average	Cost of		Loans	> 90 days as a	Number of	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Percentage of	Delinquent	Percentage of
Description	Rate	Date	Reset	Hedging (1)	Balance	> 90 days	Total Principal	Loans	Total Loans

Floating rate mortgage	8.02%	2037	1	1	$4,089,015	$20,830	0.38%	45	0.33%
Hybrid mortgage	6.57%	2036	54	33	1,383,310	13,053	0.24	30	0.21%

Total	7.65%	2037	14	9	$5,472,325	$33,883	0.62%	75	0.54%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition, the financing for $263.3 million of our hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of three to five years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately six months at December 31, 2006.

At December 31, 2005, our residential mortgage loans held-for-investment consisted of the following (dollars in thousands):

Weighted-
Average
Months to
Reset of
Loans After
	Weighted-	Weighted-	Weighted-	Effect of		Principal
	Average	Average	Average	Cost of		Amount of Loans
	Interest	Maturity	Months to	Funds	Principal	Delinquent
Description	Rate	Date	Reset	Hedging (1)	Balance	> 90 days

Hybrid mortgage	6.09%	2035	56	2	$506,498	$—

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately one month at December 31, 2005.

The following table summarizes key metrics of our residential mortgage loans held-for-investment at December 31, 2006 (dollars in thousands):

Unpaid principal balance	$5,472,325
Number of loans	13,942
Average loan balance	$393
Weighted-average coupon rate	7.65%
Weighted-average lifetime cap	10.64%
Weighted-average original term, in months	375
Weighted-average remaining term, in months	366
Weighted-average loan-to-value ratio (LTV)(1)	72.6%
Weighted-average FICO score	713
Top five geographic concentrations (% exposure):
California	57.4%
Florida	8.6%
Arizona	4.1%
Virginia	3.7%
Nevada	3.4%
Occupancy status:
Owner occupied	86.5%
Investor	13.5%
Property type:
Single-family	83.6%
Condominium	9.7%
Other residential	6.7%
Collateral type:
Alt A – first lien	100.0%

(1)	effect after mortgage insurance

The following table summarizes key metrics of our residential mortgage loans held-for-investment at December 31, 2005 (dollars in thousands):

Unpaid principal balance	$506,498
Number of loans	1,163
Average loan balance	$436
Weighted-average coupon rate	6.09%
Weighted-average lifetime cap	11.31%
Weighted-average original term, in months	360
Weighted-average remaining term, in months	357
Weighted-average loan-to-value ratio (LTV)(1)	75.0%
Weighted-average FICO score	712
Top five geographic concentrations (% exposure):
California	38.9%
Virginia	11.1%
Florida	8.5%
Arizona	6.2%
Maryland	5.4%
Occupancy status:
Owner occupied	93.7%
Investor	6.3%
Property type:
Single-family	87.0%
Condominium	9.7%
Other residential	3.3%
Collateral type:
Alt A-first lien	100.0%

(1)	effect after mortgage insurance

The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores at December 31, 2006:

	FICO Scores
	<620	620-659	660-699	700-739	740+	All

Full Documentation:(1)
LTV:
60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.0	0.8	1.2	1.2	1.5	4.7
70.01 – 80%	0.0	1.6	3.1	2.5	3.1	10.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.5%	3.9%	5.1%	16.1%

Reduced Documentation:(2)
LTV:
60%	0.0%	0.6%	1.3%	1.5%	2.4%	5.8%
60.01 – 70%	0.0	2.0	7.9	7.3	6.7	23.9
70.01 – 80%	0.1	3.7	18.1	16.0	13.8	51.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	27.3%	24.8%	22.9%	81.4%

No Documentation:(3)
LTV:
60%	0.0%	0.0%	0.2%	0.2%	0.4%	0.8%
60.01 – 70%	0.0	0.1	0.3	0.3	0.4	1.1
70.01 – 80%	0.0	0.0	0.1	0.3	0.2	0.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.8%	1.0%	2.5%

Total Portfolio:
LTV:
60%	0.0%	0.8%	1.7%	1.9%	3.3%	7.7%
60.01 – 70%	0.0	2.9	9.4	8.8	8.6	29.7
70.01 – 80%	0.1	5.3	21.3	18.8	17.1	62.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.0%	32.4%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.

The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores at December 31, 2005.

	FICO Scores
	<620	620-659	660-699	700-739	740+	All

Full Documentation:(1)
LTV:
60%	0.0%	0.0%	0.1%	0.0%	0.0%	0.1%
60.01 – 70%	0.0	0.7	0.5	0.7	0.9	2.8
70.01 – 80%	0.0	2.7	3.0	3.1	3.8	12.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	3.4%	3.6%	3.8%	4.7%	15.5%

Reduced Documentation:(2)
LTV:
60%	0.0%	0.9%	0.8%	0.3%	1.0%	3.0%
60.01 – 70%	0.0	2.1	4.7	4.9	4.6	16.3
70.01 – 80%	0.1	4.6	19.5	19.0	16.8	60.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	7.6%	25.0%	24.2%	22.4%	79.3%

No Documentation:(3)
LTV:
60%	0.0%	0.2%	0.1%	0.8%	0.4%	1.5%
60.01 – 70%	0.0	0.8	0.3	0.3	1.1	2.5
70.01 – 80%	0.0	0.1	0.3	0.4	0.4	1.2
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	1.1%	0.7%	1.5%	1.9%	5.2%

Total Portfolio:
LTV:
60%	0.0%	1.1%	1.0%	1.1%	1.4%	4.6%
60.01 – 70%	0.0	3.6	5.5	5.9	6.6	21.6
70.01 – 80%	0.1	7.4	22.8	22.5	21.0	73.8
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	12.1%	29.3%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.

At December 31, 2006 and 2005, none of our loans had LTV, net of mortgage insurance, greater than 80%. “No documentation” loans as a percentage of our total loan portfolio were 2.5% and 5.2%, respectively.

At December 31, 2006, 75 of the 13,942 loans, or 0.54%, in our $5.5 billion residential mortgage loan portfolio were 90 days or more delinquent with an aggregate balance of $33.9 million,and were on non-accrual status. At December 31, 2005, we had no loans that were 90 days or more delinquent and all of our loans were accruing interest.

We performed an allowance for loan losses analysis as of December 31, 2006 and recorded a $5.2 million provision for loan losses for the year ended December 31, 2006, representing 9 basis points

(0.09%) of our residential mortgage portfolio. Our allowance for loan losses was established using industry experience and rating agency projections for loans with characteristics which are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for loan losses if we believe that an adjustment is warranted. This analysis was the basis for our $4.9 million general allocated allowance at December 31, 2006. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Such loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property. We recorded a specific reserve for loans meeting these criteria of $0.1 million at December 31, 2006. We did not record an unallocated allowance for loan losses at December 31, 2006 as we did not identify any factors in the portfolio which warranted such an allowance.

As of December 31, 2006, nine of the residential loans owned by the Company with an outstanding balance of $3.6 million were considered to be real estate owned, or REO, as a result of foreclosure on delinquent loans. The loans have been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value. Charge-offs for the year ended December 31, 2006 of $156 thousand were recorded as a reduction to our allowance for loan losses at the time of foreclosure in accordance with the Company’s REO policy.

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

During the year ended December 31, 2006, we issued approximately $4.6 billion of mortgage-backed notes. We retained $0.8 billion of the resulting securities for our securitized residential loan portfolio and placed $3.8 billion with third-party investors. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. During 2005, we issued approximately $0.5 billion of mortgage-backed notes. We retained $20.3 million of the resulting securities for our securitized residential loan portfolio and placed $500.3 million with third-party investors.

At December 31, 2006 and 2005, we had mortgage-backed notes with an outstanding balance of $3.9 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.60% and 4.66% per annum, respectively. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of notes as previously explained. Unpaid interest on the mortgage-backed notes was $4.5 million and $0.3 million at December 31, 2006 and 2005, respectively. Net unamortized premium on the mortgage-backed notes was $2.7 million at December 31, 2006 and there was no unamortized premium at December 31, 2005. The stated maturities of the mortgage-backed notes at December 31, 2006 were from 2035 to 2046, and, at December 31, 2005, were 2035. At December 31, 2006 and 2005, residential mortgage loans with an estimated fair value of $3.9 billion and $0.5 billion, respectively, were pledged as collateral for mortgage-backed notes issued.

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

The following table highlights the securitizations we have completed through December 31, 2006 as of each transaction execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	2006-7	Portfolio

Transaction execution date	11/2/05	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06	12/27/06
Loans, unpaid principal balance	$520,568	$576,122	$801,474	$682,535	$497,220	$508,789	$772,732	$799,655	$5,159,095
Mortgage-backed notes issued to third parties	500,267	536,657	746,973	654,270	376,148	—	753,415	756,450	4,324,180
Debt retained	20,301	39,465	54,501	28,265	121,072	508,789	19,317	43,205	834,915
Retained investment grade %(1)	3.1%	3.9%	3.7%	2.9%	21.1%	97.2%	1.0%	4.6%	14.2%
Retained non-investment grade %(1)	0.8%	3.0%	3.1%	1.3%	3.2%	2.8%	1.5%	0.8%	2.0%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.27%	0.28%	0.22%	0.23%	0.21%	0.21%	0.22%	0.19%	0.23%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.
(2)	LUM 2006-3 cost of debt excludes $267.4 million of AAA mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

The following table presents the rating categories of the mortgage-backed securities issued in our securitizations completed through December 31, 2006, as of each execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	2006-7	Portfolio

Transaction execution date	11/2/05	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06	12/27/06
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$482,307	$517,069	$717,320	$597,700	$376,148	$—	$712,846	$725,289	$4,128,679
AA/Aa rating	17,960	19,588	29,653	56,570	—	—	29,364	20,597	173,732
A/A rating	—	—	—	—	—	—	11,205	7,923	19,128
BBB/Baa rating	—	—	—	—	—	—	—	2,641	2,641

Total mortgage-backed notes issued to third-party investors	$500,267	$536,657	$746,973	$654,270	$376,148	$—	$753,415	$756,450	$4,324,180

Percentage of total collateral	96.1%	93.1%	93.2%	95.9%	75.7%	—	97.5%	94.6%	83.8%
Debt retained
AAA/Aaa rating	$—	$—	$—	$—	$66,378	$457,910	$—	$27,153	$551,441
AA/Aa rating	6,767	—	—	—	18,397	21,369	—	2,580	49,113
A/A rating	4,165	13,251	18,434	9,852	12,430	9,667	3,864	1,358	73,021
BBB/Bbb rating	5,206	8,930	11,221	9,649	7,707	5,851	3,864	5,357	57,785
BB/Ba rating	1,301	7,202	10,419	1,879	6,215	6,614	6,954	—	40,584
B/B rating	—	5,761	8,015	1,569	5,469	3,816	—	—	24,630
Not rated	—	4,321	6,412	1,257	4,476	3,562	4,635	6,757	31,420

Total mortgage- backed notes retained	17,439	39,465	54,501	24,206	121,072	508,789	19,317	43,205	827,994
Overcollateralization	2,862	—	—	4,059	—	—	—	—	6,921

Total debt retained	$20,301	$39,465	$54,501	$28,265	$121,072	$508,789	$19,317	$43,205	$834,915

Percentage of total collateral	3.9%	6.9%	6.8%	4.1%	24.3%	100.0%	2.5%	5.4%	16.2%

Asset Repricing Characteristics

The following table summarizes the repricing characteristics of our mortgage assets by portfolio, and further classified by asset type and frequency of repricing of their coupon rate (dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix

Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$4,089,015	48.0%	$—	—%
Reset >1 month but < 12 months	284	nm	—	—
Reset >12 months but < 60 months	1,180,727	13.9	506,498	10.4
Reset > 60 months	202,299	2.4	—	—
Unamortized premium	124,412	1.5	679	nm
Allowance for loan losses	(5,020)	(0.1)	—	—

Sub-total	5,591,717	65.7	507,177	10.4

ARM residential mortgage-backed securities:
Reset 1 month or less	796,539	9.3	266,072	5.5
Reset >1 month but < 12 months	—	—	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	796,539	9.3	266,072	5.5

Fixed-rate residential mortgage-backed securities:	1,476	nm	—	—
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	2,024,275	23.7	8,610	0.2
Reset >1 month but < 12 months	108,648	1.3	476,828	9.8
Reset >12 months but < 60 months	—	—	2,756,195	56.6
Reset > 60 months	—	—	851,898	17.5

Sub-total	2,132,923	25.0	4,093,531	84.1

Total Mortgage Assets	$8,522,655	100.0%	$4,866,780	100.0%

nm = not meaningful

At December 31, 2006 and 2005, the weighted-average period to reset of our total mortgage assets was ten months and 2.8 years, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately one month at December 31, 2006. Our net asset/liability duration gap was approximately seven months at December 31, 2005.

Total mortgage assets had a weighted-average coupon of 7.03% and 4.62% at December 31, 2006 and 2005, respectively.

Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 12.32% and 9.23% at December 31, 2006 and 2005, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.64% and 11.31% at December 31, 2006 and 2005, respectively.

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

In addition, the financing for $0.3 billion of our 3-year and 5-year hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of 3 to 5 years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

The percentages of the mortgage assets in our investment portfolio at December 31, 2006 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI

Mortgage-backed securities	98%	2%	—%	—%
Loans held-for-investment	26	—	74	nm

nm = not meaningful

The percentages of the mortgage assets in our investment portfolio at December 31, 2005 that were indexed to interest rates were as follows:

	LIBOR	Treasury	MTA	COFI

Mortgage-backed securities	65%	35%	—%	—%
Loans held-for-investment	100	—	—	—

The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 17% and 28% for the three months ended December 31, 2006 and 2005, respectively. The principal payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments in our portfolio.

Liquidity and Capital Resources

At December 31, 2006, the primary source of funds for our loan acquisition and securitization portfolio was $3.9 billion of non-recourse mortgage-backed notes, with a weighted-average borrowing rate of 5.60%. In addition, we had a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005, a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. that was established in January 2006 and a $1.0 billion warehouse lending facility with Barclays Bank plc that was established in July 2006. All three warehouse lending facilities are structured as repurchase agreements. We also established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. in September 2006 to provide financing for our CDO business. At December 31, 2006, the total outstanding balance on our warehouse lending facilities was $0.8 million. There were no outstanding borrowings on our warehouse lending facilities at December 31, 2005.

The residential mortgage loans we acquire are initially financed with our warehouse lending facilities, with the intention of ultimately securitizing the loans and financing them permanently through the issuance of non-recourse mortgage-backed notes. Proceeds from our securitizations are used to pay down the outstanding balance of our warehouse lending facilities. We match the income that we earn on our mortgage loans, plus the benefit of any hedging activities, with the cost of the liabilities related to our mortgage loans, a process known as “match-funding” our balance sheet. In order to facilitate the securitization and permanent financing of our mortgage loans, we will generally create subordinated certificates, also provide a specified amount of credit enhancement, which we intend to retain on our balance sheet.

Certain mortgage loans that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization to a maximum amount of 110-115% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 72.6%, net of mortgage insurance, on our portfolio at December 31, 2006, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.

We have structured all of our negatively amortizing mortgage loans into various securitizations and have retained ownership in these securitizations in part or whole in the form of mortgage-backed securities. These securitization structures effectively prevent the disbursement of deferred interest which arises from negative amortization. Deferred interest increases the bond balances of the securitization structure and is not disbursed from the structure.

Securitization structures allocate the principal payments and prepayments on mortgage loans, including loans with negative amortization features. To date, prepayments on our mortgage loans with negative amortization have been sufficient to offset negative amortization such that all our securitization structures have made all their required payments to bond holders.

A reconciliation of the cash flows on our residential mortgage loans which have negatively amortizing loans and the mortgage-backed notes backed by those residential mortgage loans during the year ended December 31, 2006 was as follows (dollars in thousands):

Principal payments received on residential mortgage loans	$394,667
Principal distributed to mortgage-backed note holders(1)	(322,647)

Principal receipts used for interest payments on mortgage-backed notes	72,020
Interest cash receipts on residential mortgage loans for interest and other fee income, net of servicing and other reimbursements	89,594
Interest payments to mortgage-backed note holders(1)	(161,614)

Interest payments on mortgage-backed notes in excess of interest cash receipts	(72,020)

Net cash flow	$—

(1)	Amount includes principal and interest distributed on bonds retained by us.

Based on our projections of estimated prepayments on negatively amortizing loans, we believe that our securitizations will continue to support required payments to the holders of the mortgage-backed notes issued by us.

The primary source of funds used to finance our mortgage-backed securities at December 31, 2006 consisted of repurchase agreements totaling $2.7 billion with a weighted-average current borrowing rate of 5.45%. We expect to continue to borrow funds for our mortgage-backed securities through repurchase agreements. At December 31, 2006, we had established 20 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on December 31, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities that we are financing with repurchase agreements, which could limit our future borrowing ability or cause our repurchase agreement counterparties to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

In August 2006, we established a $1.0 billion commercial paper facility to finance our purchases of Agency and AAA-rated mortgage-backed securities through a subsidiary we called Luminent Star Funding I. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that are rated by the rating agencies Standard & Poor’s and Moody’s. At December 31, 2006, the outstanding balance on the commercial paper facility was $0.6 billion at a weighted-average borrowing rate of 5.36%.

In September 2006, we entered into a $435 million term repurchase agreement with Barclays Capital. We are using the facility to acquire AAA-rated mortgage-backed securities. The facility has a term of up to two years and is expected to decrease our liquidity risk by reducing our reliance on short-term repurchase agreement financing.

The following table describes the private-label, non-recourse multi-class mortgage-backed notes that were issued to provide permanent funding of our residential mortgage loans in the year ended December 31, 2006, as of each transaction execution date (in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM
	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	2006-7

Transaction execution date:	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06	12/27/06
Loans, unpaid principal balance	$576,122	$801,474	$682,535	$497,220	$508,789	$772,732	$799,655
Mortgage-backed notes issued to third parties	536,657	746,973	654,270	376,148	—	753,415	756,450
Debt retained	39,465	54,501	28,265	121,072	508,789	19,317	43,205

At December 31, 2006, we had mortgage-backed notes totaling $3.9 billion with a weighted-average borrowing rate of 5.60%. The borrowing rates of the mortgage-backed notes reset monthly based on one-month LIBOR with the exception of $0.3 billion of non-retained mortgage-backed notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR.

We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at December 31, 2006. At December 31, 2005, we had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%.

In 2005, we completed two trust preferred security offerings in the aggregate amount of $90.0 million, providing long-term financing for our balance sheet. We received proceeds, net of debt issuance costs, from the preferred securities offering in the amount of $87.2 million.

We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At December 31, 2006, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.4x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through our liability structure, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.

For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors.

On May 10, 2006, we paid a cash distribution of $0.05 per share to our stockholders of record on April 10, 2006. On July 24, 2006, we paid a cash distribution of $0.20 per share to our stockholders of record on June 22, 2006. On November 6, 2006, we paid a cash distribution of $0.30 per share to our stockholders of record on October 9, 2006. Additionally, on November 10, 2006, we paid a special cash dividend of $0.075 per share, to stockholders of record on October 20, 2006. On January 31, 2007, we paid a cash distribution of $0.30 per share to our stockholders of record on December 29, 2006. These distributions are taxable dividends and not considered a return of capital. We did not distribute approximately $4.4 million of our REIT taxable net income for the year ended December 31, 2006. We intend to declare a spillback distribution in this amount in 2007. We did not distribute $3.2 million of our REIT taxable net income for the year ended December 31, 2005. We declared a spillback distribution in this amount during the 2006 fiscal year.

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

We have a shelf registration statement on Form S-3 that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions under this shelf registration statement. During the year ended December 31, 2006, we sold approximately 1.7 million shares of common stock pursuant to this agreement resulting in net proceeds of approximately $17.2 million. In addition, on October 13, 2006, we issued 6.9 million shares of our common stock at $10.25 per share as a result of completing a public offering issued pursuant to this shelf registration statement. At December 31, 2006, total proceeds of up to $380.5 million remain available to us to offer and sell under this shelf registration statement.

We have a shelf registration statement on Form S-3 with respect to our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan, that was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. During the year ended December 31, 2006, we issued no new shares of common stock through the Plan. During the year ended December 31, 2005, we issued approximately 1.1 million shares of common stock through direct stock purchase and dividend reinvestment for net proceeds of $8.9 million.

In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. During the year ended December 31, 2006, we repurchased a total of 1,919,235 shares at a weighted-average price of $8.22 per share. From the inception of our repurchase program through December 31, 2006, we have repurchased a total of 2,594,285 shares at a weighted-average price of $8.00 per share. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.

In July 2006, we announced that our $2.5 billion securitization shelf registration statement filed on Form S-3 was declared effective by the SEC. The name of our securitization shelf is Lares Asset Securitization, Inc. Under this shelf registration statement, we may administer our own securitizations by offering securities collateralized by loans we acquire. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. Both LUM 2006-6 and LUM 2006-7 securitizations were completed under this shelf registration statement. At December 31, 2006, total proceeds of up to $0.9 billion remained available to us to offer and sell under this shelf registration statement. In January 2007, our $0.7 billion securitization LUM 2007-1 was completed under this shelf registration statement. Amendment 1 to this shelf registration statement for an additional $2.5 billion was declared effective by the SEC on February 28, 2007.

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

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our Board of Directors primarily based on our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations at December 31, 2006. The table excludes accrued interest payable, unamortized premium and interest rate swaps because those contracts do not have fixed and determinable payments (in millions):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Mortgage-backed notes(1)	$3,914.9	$1,022.0	$1,785.2	$1,020.9	$86.8
Repurchase agreements	2,707.9	2,272.9	435.0	—	—
Warehouse lending facilities	752.8	752.8	—	—	—
Commercial paper	637.7	637.7	—	—	—
Junior subordinated notes(2)	92.8	—	—	—	92.8
Facilities leases	1.1	0.3	0.4	0.3	0.1

Total	$8,107.2	$4,685.7	$2,220.6	$1,021.2	$179.7

(1)	The mortgage-backed notes have a stated maturity through 2046; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the mortgage-backed notes. The payments represented reflect our assumptions for prepayment and credit losses at December 31, 2006 and assume we will exercise our redemption option.

(2)	Certain of our junior subordinated notes bear interest at a fixed rate per annum through March 30, 2010 and, thereafter, at a variable rate. Payments due by period reflect total principal due on all junior subordinated notes plus interest payments due during the fixed rate period of certain of the notes. See Note 5 to our consolidated financial statements in Part 2, Item 8 of this Form 10-K for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.

Off-Balance Sheet Arrangements

In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. See Note 5 to our consolidated financial statements in Part 2, Item 8 of this Form 10-K for further discussion about the preferred securities of subsidiary trust and junior subordinated notes.

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

We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources include sophisticated industry and rating agency software. We also outsource underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards. We accept only those loans which meet our careful underwriting criteria.

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

Extension Risk

Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At December 31, 2006, 16.6% of our total mortgage assets were comprised of hybrid adjustable-rate mortgage loans and there were no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage loans and mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may decrease (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may increase (see Prepayment Risk below) and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to shorten. The possibility that our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities may lengthen due to slower prepayment activity is commonly known as “extension risk.”

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

Prepayment Risk

Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgages were originated. Prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some of our adjustable-rate mortgage loans and the mortgage loans underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that we owned such an adjustable-rate mortgage loan or adjustable-rate mortgage-backed security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the mortgage loan or adjustable-rate mortgage-backed security. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage loans and mortgage-backed securities to replace the prepaid mortgage loans and mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted. At December 31, 2006, 64.7% of our mortgage loans contained prepayment penalty provisions. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than loans without prepayment penalty provisions.

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

The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments, repurchase agreement liabilities, mortgage-backed notes, junior subordinated notes and hedge instruments at December 31, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points (dollars in millions):

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points

Mortgage-Backed Securities
Fair value	$2,933.3	$2,930.9	$2,928.6	$2,926.1
Change in fair value	2.4	—	(2.4)	(4.8)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Hedge Instruments(1)
Fair value	$(14.8)	$13.0	$32.3	$64.4
Change in fair value	(27.8)	—	19.3	51.4
Change as a percent of fair value	nm	—	nm	nm

Mortgage Loans Held-for-Investment(2)
Fair value	$5,655.3	$5,586.9	$5,518.5	$5,451.1
Change in fair value	68.4	—	(68.4)	(136.8)
Change as a percent of fair value	1.2%	—	(1.2)%	(2.4)%
Mortgage-backed Notes (float monthly)(2)(3)
Fair value	$3,651.6	$3,651.6	$3,651.6	$3,651.6
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Mortgage-backed Notes (hybrid)(2)(4)
Fair value	$269.3	$263.5	$258.0	$252.5
Change in fair value	5.8	—	(5.5)	(11.0)
Change as a percent of fair value	2.2%	—	(2.1)%	(4.2)%
Repurchase Agreements(2)(5)
Fair value	$2,707.9	$2,707.9	$2,707.9	$2,707.9
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Commercial Paper Facility(2)(5)
Fair value	$637.7	$637.7	$637.7	$637.7
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Warehouse Lending Facilities(2)(5)
Fair value	$752.8	$752.8	$752.8	$752.8
Change in fair value	—	—	—	—
Change as a percent of fair value	—	—	—	—
Junior Subordinated Notes(2)
Fair value	$95.1	$91.3	$87.7	$84.3
Change in fair value	3.8	—	(3.6)	(7.0)
Change as a percent of fair value	4.2%	—	(3.9)%	(7.7)%

(1)	We invest in credit default swaps, or CDS. Due to the complex nature of CDS, we are unable to model the fair value of these instruments when rates change, and therefore, no impact is reflected in the sensitivity analysis.

(2)	This asset or liability is carried on the consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the asset or liability.

(3)	Represents mortgage-backed notes which have interest rates that reset monthly.

(4)	Represents mortgage-backed notes which have interest rates that are fixed for a specific period of time and then reset monthly.

(5)	The fair value of the repurchase agreements, commercial paper facility and warehouse lending facilities would not change materially due to the short-term nature of these instruments.

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

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Luminent Mortgage Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Based on its evaluation under the COSO Framework, the Company’s management has concluded that as of December 31, 2006 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Luminent Mortgage Capital, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of Luminent Mortgage Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Francisco, California
March 16, 2007

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(in thousands, except share and
	per share amounts)

Assets:
Cash and cash equivalents	$5,902	$11,466
Restricted cash	7,498	794
Mortgage-backed securities available-for-sale, at fair value	141,556	219,148
Mortgage-backed securities available-for-sale, pledged as collateral, at fair value	2,789,382	4,140,455
Equity securities available-for-sale, at fair value	1,098	—
Loans held-for-investment, net of allowance for loan losses of $5,020 at December 31, 2006 and zero at December 31, 2005	5,591,717	507,177
Interest receivable	36,736	21,543
Principal receivable	1,029	13,645
Derivatives, at fair value	13,021	10,720
Other assets	25,856	8,523

Total assets	$8,613,795	$4,933,471

Liabilities:
Mortgage-backed notes	$3,917,677	$486,302
Repurchase agreements	2,707,915	3,928,505
Commercial paper	637,677	—
Warehouse lending facilities	752,777	—
Junior subordinated notes	92,788	92,788
Margin debt	—	3,548
Cash distributions payable	14,343	1,218
Accrued interest expense	12,094	21,123
Management compensation payable	—	939
Accounts payable and other liabilities	6,969	2,727

Total liabilities	8,142,240	4,537,150

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 47,808,510 and 40,587,245 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	48	41
Additional paid-in capital	583,492	511,941
Accumulated other comprehensive income	3,842	7,076
Accumulated distributions in excess of accumulated earnings	(115,827)	(122,737)

Total stockholders’ equity	471,555	396,321

Total liabilities and stockholders’ equity	$8,613,795	$4,933,471

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)

Revenues:
Interest income:
Mortgage loan and securitization portfolio	$220,990	$6,740	$—
Spread portfolio	94,738	167,073	123,754
Credit sensitive bond portfolio	41,409	7,608	—

Total interest income	357,137	181,421	123,754
Interest expense	268,618	137,501	55,116

Net interest income	88,519	43,920	68,638
Other Income (Expense):
Realized and unrealized gains (losses) on derivative instruments, net	7,736	(808)	—
Impairment losses on mortgage-backed securities	(7,010)	(112,008)	—
Gains (losses) on sales of mortgage-backed securities, net	993	(69)	—
Other income (expense)	(829)	—	1,070

Total other income (expense)	890	(112,885)	1,070

Expenses:
Management compensation expense to related party	6,921	4,193	4,066
Incentive compensation expense to related parties	791	1,250	4,915
Salaries and benefits	9,470	2,998	593
Servicing expense	11,951	434	—
Provision for loan losses	5,176	—	—
Due diligence expense	876	68	—
Professional services	3,133	2,225	1,348
Board of directors expense	399	473	249
Insurance expense	611	556	631
Custody expense	444	415	383
Other general and administrative expenses	2,671	1,318	411

Total expenses	42,443	13,930	12,596

Income (loss) before income taxes	46,966	(82,895)	57,112
Income tax expense	169	96	—

Net income (loss)	$46,797	$(82,991)	$57,112

Net income (loss) per share — basic	$1.15	$(2.13)	$1.68

Net income (loss) per share — diluted	$1.14	$(2.13)	$1.68

Weighted-average number of shares outstanding — basic	40,788,778	39,007,953	33,895,967

Weighted-average number of shares outstanding — diluted	41,003,620	39,007,953	33,947,414

Dividends declared per common share	$0.925	$0.77	$1.71

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
	(in thousands)

Balance, December 31, 2003	24,814	$25	$317,339	$(26,510)	$(8,358)		$282,496
Net income					57,112	$57,112	57,112
Mortgage-backed securities available-for-sale, fair value adjustment				(42,944)		(42,944)	(42,944)
Derivative contracts, fair value adjustment				6,676		6,676	6,676
Futures contracts, net realized gains				1,410		1,410	1,410

Comprehensive income						$22,254

Distributions to stockholders					(58,170)		(58,170)
Issuances of common stock	12,299	12	158,906				158,918
Amortization of stock options			5				5

Balance, December 31, 2004	37,113	37	476,250	(61,368)	(9,416)		405,503
Net loss					(82,991)	$(82,991)	(82,991)
Mortgage-backed securities available-for-sale, fair value adjustment				64,977		64,977	64,977
Derivative contracts, fair value adjustment				2,402		2,402	2,402
Futures contracts, net realized gains				1,065		1,065	1,065

Comprehensive loss						$(14,547)

Distributions to stockholders					(30,330)		(30,330)
Issuances of common stock	4,149	4	39,095				39,099
Repurchases of common stock	(675)		(5,000)				(5,000)
Amortization of stock options			2				2
Amortization of restricted stock			1,594				1,594

Balance, December 31, 2005	40,587	41	511,941	7,076	(122,737)		396,321
Net income					46,797	$46,797	46,797
Securities available-for-sale, fair value adjustment				4,380		4,380	4,380
Amortization of derivative gains				(7,614)		(7,614)	(7,614)

Comprehensive income						$43,563

Distributions to stockholders					(39,887)		(39,887)
Issuances of common stock	9,141	9	84,405				84,414
Repurchases of common stock	(1,919)	(2)	(15,830)				(15,832)
Amortization of restricted common stock			2,976				2,976

Balance, December 31, 2006	47,809	$48	$583,492	$3,842	$(115,827)		$471,555

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$46,797	$(82,991)	$57,112
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium/discount on loans held-for-investment and mortgage-backed securities available-for-sale	671	27,066	28,496
Impairment losses on mortgage-backed securities	7,010	112,008	—
Provision for loan losses	5,176	—	—
Negative amortization of loans held-for-investment	(71,236)	—	—
Share-based compensation	2,976	2	5
Realized and unrealized (gains) losses on derivative instruments, net	(9,664)	1,906	(308)
Net (gains) loss on sales of mortgage-backed securities available-for-sale	(993)	69	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable, net of purchased interest	(25,735)	4,448	(1,611)
Increase in other assets	(3,418)	(3,079)	(2,794)
Increase (decrease) in accounts payable and accrued expenses	3,688	1,001	(811)
Increase (decrease) in accrued interest expense	(9,029)	3,790	13,556
Increase (decrease) in management compensation payable, incentive compensation payable and other related party liabilities	(939)	214	5,482

Net cash provided by (used in) operating activities	(54,696)	64,434	99,127

Cash flows from investing activities:
Purchases of mortgage-backed securities available-for-sale	(2,735,103)	(1,310,133)	(4,040,790)
Proceeds from sales of mortgage-backed securities available-for-sale	3,755,557	136,549	—
Principal payments of mortgage-backed securities available-for-sale	434,321	1,560,480	1,126,194
Purchases of loans held-for-investment, net	(5,543,538)	(532,508)	—
Principal payments of loans held-for-investment	519,247	23,854	—
Purchase of derivative instruments	(9,560)	(1,975)	—
Proceeds from derivative instruments	5,536	—	—
Net change in restricted cash	(6,704)	(794)	—

Net cash used in investing activities	(3,580,244)	(124,527)	(2,914,596)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84,414	38,909	157,508
Repurchases of common stock	(15,832)	(4,114)	—
Capitalized financing costs	(10,966)	—	—
Borrowings under repurchase agreements	39,099,107	19,419,024	29,460,116
Principal payments on repurchase agreements	(40,319,697)	(19,926,975)	(26,752,633)
Borrowings under warehouse lending facilities	5,340,240	473,285	—
Paydown of warehouse lending facilities	(4,587,463)	(473,285)	—
Borrowings under commercial paper facility	2,123,904	—	—
Paydown of commercial paper facility	(1,486,227)	—	—
Distributions to stockholders	(26,762)	(45,071)	(47,478)
Borrowings under note payable	—	—	439
Repayment of note payable	—	—	(531)
Borrowings under junior subordinated notes	—	89,968	—
Proceeds from issuance of mortgage-backed notes	3,827,489	498,589	—
Principal payments on mortgage-backed notes	(395,283)	(13,965)	—
Borrowings under margin debt	—	3,548	2,278
Principal payments on margin debt	(3,548)	—	(2,278)
Net realized gains on Eurodollar futures contracts	—	1,065	1,410

Net cash provided by financing activities	3,629,376	60,978	2,818,831

Net increase (decrease) in cash and cash equivalents	(5,564)	885	3,362
Cash and cash equivalents, beginning of the period	11,466	10,581	7,219

Cash and cash equivalents, end of the period	$5,902	$11,466	$10,581

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$276,216	$142,825	$42,760
Taxes paid	1,036	—	—
Non-cash investing and financing activities:
(Increase) decrease in principal receivable	$12,616	$(219)	$(11,113)
Increase (decrease) in cash distributions payable to stockholders	13,125	(14,741)	10,692
Transfer of loans held-for-investment to real estate owned	3,602	—	—
Decrease in unsettled security purchases	—	—	(156,127)
Incentive compensation payable settled through issuance of restricted common stock	—	1,884	3,617
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	—	(159)	(2,207)
Accounts payable and accrued expenses settled through issuance of restricted common stock	—	55	—
Unsettled repurchases of common stock	—	(886)	—

See notes to the consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

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

The Company is a Real Estate Investment Trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities.

The Company manages its Residential Mortgage Credit strategy, which is comprised of a mortgage loan and securitization portfolio and a credit sensitive bond portfolio and its Spread strategy. Prior to September 26, 2006, one of the portfolios within the Company’s Spread strategy was managed by an external manager pursuant to a management agreement. The Company operates as only one operating segment as defined in Statement of Financial Accounting Standard, or SFAS No. 131, Disclosures about segments of an Enterprise and Related Information.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. As such, the Company will routinely distribute substantially all of the income generated from its operations to its stockholders. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that the Company distributes its net income to its stockholders.

NOTE 2—ACCOUNTING POLICIES

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities

The Company classifies its securities as either trading, available-for-sale or held-to-maturity. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value on the consolidated balance sheet and unrealized gains or losses are included in accumulated other comprehensive income or loss as a component of stockholders’ equity. The fair values of mortgage-backed securities are determined by management based upon price estimates provided by independent pricing services and securities dealers. In the event that a security becomes other-than-temporarily impaired (e.g., if the fair value falls below the amortized cost basis and recovery is not expected before the security is sold), the cost of the security is written down and the difference is reflected in current earnings. The determination of other-than-temporary impairment is evaluated at least quarterly.

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

Purchased Beneficial Interests

The Company purchases certain beneficial interests in securitized financial assets required to be accounted for in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Purchased beneficial interests are carried on the consolidated balance sheet at fair value and are included in mortgage-backed securities available-for-sale. In the event that a security becomes impaired, the cost of the security is written down and the difference is reflected in current earnings. Interest income is recognized using the effective yield method. The prospective method is used for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of a security either increase or decrease. Cash flows are projected based on management’s assumptions for prepayment rates and credit losses. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows and could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

The Company estimates the fair value of its purchased beneficial interests using available market information and other appropriate valuation methodologies. The Company believes the estimates it uses reflect the market values the Company may be able to receive should it choose to sell them. Estimates involve matters of uncertainty and judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its credit portfolio as appropriate in order to determine market values.

Loans Held-for-Investment

The Company purchases pools of residential mortgage loans through its network of originators. Mortgage loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future and until maturity or payoff. Mortgage loans that are considered to be

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount and allowance for loan losses.

Interest income on mortgage loans is accrued and credited to income based on the carrying amount and contractual terms or estimated life of the assets using the effective yield method in accordance with SFAS No. 91. The accrual of interest on impaired loans is discontinued when, in the Company’s opinion, the borrower may be unable to meet payments as they become due. Also, loans 90 days or more past due are placed on non-accrual status. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company’s loan investments. When determining the adequacy of the allowance for loan losses, consideration is given to historical and industry loss experience, economic conditions and trends, the estimated fair value of loans, credit quality trends and other factors that are determined to be relevant. In a review of national and local economic trends and conditions consideration is given to, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.

To estimate the allowance for loan losses, management first identifies impaired loans. Loans purchased with relatively smaller balances and substantially similar characteristics are evaluated collectively for impairment. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Loans are considered impaired when, based on current information it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.

The allowance for loan losses is established using mortgage industry experience and rating agency projections for loans with characteristics which are broadly similar to the Company’s portfolio. This analysis begins with actual 60-day or more delinquencies in the loan portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, management applies a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in the Company’s portfolio. Management then uses judgment to ensure all relevant factors that could affect loss levels are considered and would adjust the allowance for loan losses if believed that an adjustment is warranted. Over time, as the Company’s loan portfolio seasons and generates actual loss experience, actual loss history will be incorporated for forecasting losses and establishing credit reserves.

An allowance for loan losses analysis was performed as of December 31, 2006, and the Company recorded a $5.2 million provision for the year ended December 31, 2006.

Securitizations

The Company creates securitization entities as a means of securing long-term collateralized financing for its residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding the Company’s balance sheet. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with FIN 46(R), and the Company has determined that it is the primary beneficiary of the securitization entities. As such, securitization entities are consolidated into the Company’s consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to the Company, its creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Borrowings

The Company finances the acquisition of its loans held-for-investment through warehouse lending facilities and the issuance of mortgage-backed notes and finances the acquisition of its mortgage-backed securities primarily through the use of repurchase agreements. These mortgage-backed notes, warehouse lending facilities and repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Accrued interest expense for mortgage-backed notes, warehouse lending facilities and repurchase agreements is included in accrued interest expense on the consolidated balance sheet.

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

See Note 5 for further discussion on the preferred securities of the Trusts and junior subordinated notes.

Share-based Compensation

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company adopted this Statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors. Adoption of SFAS No. 123(R) did not affect the accounting for restricted common stock issued and did not have a material impact on the Company’s financial statements.

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Real Estate Owned

Real estate owned, or REO, is included in other assets at the lower of its carrying value or fair value of the property less costs to sell including legal fees, real estate agency fees, property maintenance costs etc. Differences between the carrying value of the loan prior to foreclosure and the fair value at the time of foreclosure will be recorded as a charge against the allowance for loan losses. Any subsequent loss adjustments for decreases in the fair value of the REO property less cost to sell will be recorded directly to profit and loss in the period incurred. Gains will be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of an REO property is recognized at the date of the sale.

Premiums and Discounts on Mortgage-Backed Notes Issued

Premiums and discounts on mortgage-backed notes issued result from proceeds upon issuance to third parties in excess of or below the par value of the debt issued. Mortgage-backed notes are carried at their unpaid principal balances, net of any unamortized premium or discount, on the consolidated balance sheet. Premiums and discounts are amortized into income using an effective yield methodology and are recorded in interest expense on the consolidated statement of operations.

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

The Company has a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. The taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state tax rate of 39%. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as a Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. The Company also has a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. This taxable REIT subsidiary did not have any taxable income for the year ended December 31, 2006.

For the years ended December 31, 2006 and 2005, the current provision for corporate net income tax was $0.2 million and $0.1 million, respectively. There was no provision for income taxes for the year ended December 31, 2004.

Distributions declared per share were $0.925, $0.77 and $1.71 for the years ended December 31, 2006, 2005 and 2004, respectively. All distributions were classified as ordinary income to stockholders for income tax purposes.

Incentive Compensation

On September 26, 2006, the Company completed its transition to full internal management after reaching agreement with Seneca Capital Management LLC, or SCM, to terminate the Amended and Restated Management Agreement, or Amended Agreement. Prior to September 26, 2006, the Company’s agreement with SCM provided for the payment of incentive compensation to SCM if financial performance of the Company’s Spread business exceeded certain benchmarks. As of September 26, 2006, the Company also accelerated the vesting of 138,233 shares of restricted common stock issued to SCM. See Note 8 for further discussion on the specific terms of the computation and payment of the incentive compensation.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cash portion of the incentive compensation was accrued and expensed during the period for which it was calculated and earned. The Company accounted for the restricted common stock portion of the incentive compensation in accordance with SFAS No. 123(R), and related interpretations, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

In accordance with the consensus on Issue 1 in EITF 96-18, the measurement date of the shares issued for incentive compensation was the date when the SCM’s performance was complete. Since continuing service is required in order for the restrictions on issued shares to lapse and for ownership to vest, for each one-third tranche (based on varying restriction/vesting periods) of shares issued for a given period, performance was considered to be complete when the restriction period for that tranche ended and ownership vested. The period over which the stock was earned by SCM (i.e., the period during which services were provided before the stock vested) was both the period during which the incentive compensation was initially calculated and the vesting period for each tranche issued. Therefore, expense for the stock portion of incentive compensation issued for a given period was spread over five quarters for the first tranche (shares vesting one year after issuance), nine quarters for the second tranche (shares vesting two years after issuance) and 13 quarters for the third tranche. In accordance with the consensus on Issue 2 in EITF 96-18, the fair value of the shares issued was recognized in the same manner as if the Company had paid cash to SCM for its services. When the shares were issued, they were recorded in stockholders’ equity at the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation account was reduced and expense was recognized quarterly up to the measurement date, as discussed above. In accordance with the consensus in Issue 3 of EITF 96-18, fair value was adjusted quarterly for unvested shares, and changes in such fair value each quarter were reflected in the expense recognized in that quarter and in future quarters. By the end of the quarter in which performance was complete (i.e., the measurement date), the deferred compensation account was reduced to zero and there were no further adjustments to equity for changes in fair value of the shares.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and derivative instruments, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities and loans held-for-investment, default rates and loss frequency and severity used to determine the allowance for loan losses and the hypothetical derivatives used to measure ineffectiveness of derivative instruments.

Recent Accounting Pronouncements

The FASB has placed an item on its SFAS No. 140 project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated balance sheet and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No. 115, because the security is classified as available-for-sale.

However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to the Company, based on the seller’s continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on its consolidated balance sheet and instead be required to treat the net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the derivative instruments entered into by the Company in prior years to hedge its interest rate exposure with respect to the borrowings under the associated repurchase agreements may no longer qualify for hedge accounting, and would then, as with the underlying asset transactions, also be marked to market through its consolidated statement of operations.

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and it is expected that REIT taxable income and its qualification as a REIT would not be affected. Also, net equity would not be materially affected. At December 31, 2006, the Company did not hold mortgage-backed securities purchased from a counterparty and financed via a repurchase agreement with the same counterparty. At December 31, 2005, the Company identified available-for-sale securities with a fair value of $19.9 million, which had been purchased from and financed with the same counterparty. If the Company were to change the current accounting treatment for these transactions at December 31, 2005, total assets and total liabilities would each be reduced by approximately $19.9 million.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40).  B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) of SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007. The Company is still evaluating the impact of these Statements on the Company’s financial statements.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Financial Statements — Considering the Effect of Prior Year Misstatements, which is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach when quantifying and evaluating the materiality of a misstatement. Evaluation of an error must be performed from both a financial position perspective and a results of operations perspective. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 17, 2007. The Company is still evaluating the impact of this statement on its financial statements.

NOTE 3—AVAILABLE-FOR-SALE SECURITIES

Mortgage-backed securities

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale at December 31, 2006 and 2005, which are carried at fair value (in thousands):

	December 31,	December 31,
	2006	2005

Amortized cost	$2,930,878	$4,363,923
Unrealized gains	7,549	8,357
Unrealized losses	(7,489)	(12,677)

Fair value	$2,930,938	$4,359,603

At December 31, 2006 and 2005, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 99.0% and 98.3% of face amount, respectively.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s mortgage-backed securities at December 31, 2006, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon

Less than one year	$235,186	$234,932	5.52%
Greater than one year and less than five years	2,612,020	2,608,627	5.89
Greater than five years	83,732	87,319	6.46

Total	$2,930,938	$2,930,878	5.88%

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

The weighted-average lives of the mortgage-backed securities at December 31, 2006 and 2005 in the tables above are based on data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

The actual weighted-average lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities, and are sensitive to changes in both prepayment rates and interest rates.

During the year ended December 31, 2006, the Company sold mortgage-backed securities totaling $3.8 billion and realized gains of $10.0 million and losses of $9.0 million. During the year ended December 31, 2005, the Company sold mortgage-backed securities totaling $136.3 million and realized gains of $60 thousand and losses of $129 thousand. There were no sales of mortgage-backed securities during the year ended December 31, 2004.

The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Agency-backed mortgage-backed securities	$8,850	$(66)	$—	$—	$8,850	$(66)
Non-agency-backed mortgage-backed securities	971,034	(3,058)	138,210	(4,365)	1,109,244	(7,423)

Total temporarily impaired mortgage-backed securities	$979,884	$(3,124)	$138,210	$(4,365)	$1,118,094	$(7,489)

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

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

At December 31, 2006 and 2005, the Company held 112 and 21 investment positions at an unrealized loss, respectively.

At December 31, 2006, the Company held approximately $2.9 billion of mortgage-backed securities at fair value, comprised of approximately $2.1 billion in the Spread portfolio and $0.8 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $7.5 million and unrealized losses of $7.5 million. At December 31, 2005, the Company held $4.4 billion of mortgage-backed securities at fair value, comprised of $4.1 billion in the Spread portfolio and approximately $0.3 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $8.4 million and unrealized losses of $12.7 million.

During the years ended December 31, 2006 and 2005, the Company recognized total impairment losses on mortgage-backed securities of $7.0 million and $112.0 million, respectively. There were no impairment losses recognized during the year ended December 31, 2004.

For the years ended December 31, 2006 and 2005, impairment losses of $2.2 million and $110.3 million were recorded in the Spread portfolio due to the Company’s decision to reposition the Spread portfolio and accelerate diversification into higher yielding Residential Mortgage Credit investment strategies. The Company determined that the unrealized losses in the Spread portfolio during the year ended December 31, 2006 and at December 31, 2005 were other-than-temporary impairments as defined in SFAS No. 115, and therefore the Company recognized impairment losses in the 2006 and 2005 consolidated statements of operations. No impairment losses were recognized in 2004.

At December 31, 2006, the Spread portfolio contained mortgage-backed securities with unrealized losses of $0.4 million. The Company has the intent and ability to hold these mortgage-backed securities for a period of time, to maturity if necessary, sufficient to allow for their anticipated recovery in fair value. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At December 31, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase and all of the securities were AAA-rated non-agency-backed or agency-backed mortgage-backed securities. As such, the Company does not believe any of these securities are other-than-temporarily impaired at December 31, 2006.

Certain of the mortgage-backed securities in the Company’s Residential Mortgage Credit portfolio are accounted for in accordance with EITF 99-20. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of a mortgage-backed security in its consolidated statement of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment losses could be substantial. During the years ended December 31, 2006 and 2005, the Company recorded losses due to other-than-temporary impairments of $4.8 million and $1.7 million, respectively, in the Residential Mortgage Credit portfolio. During the year ended December 31, 2004, the Company did not hold any mortgage-backed securities that were accounted for in accordance with EITF 99-20.

At December 31, 2006 and 2005, the Company had unrealized losses of $7.1 million and $12.7 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The temporary impairment of the available-for-sale securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributed to changes in interest rates. At December 31, 2006 and 2005, none of the securities held by the Company had been downgraded by a credit rating agency since their purchase. The Company intends and has the ability to hold the securities in the Residential Mortgage Credit portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. As such, the Company does not believe any of the securities held at December 31, 2006 or 2005 are other-than-temporarily impaired.

Equity securities

The following table summarizes the Company’s equity securities classified as available-for-sale at December 31, 2006, which are carried at fair value (in thousands):

	December 31,
	2006

Amortized cost	$1,050	(1)
Unrealized gains	48

Fair value	$1,098

(1)	Prior to December 31, 2006, this security was a restricted investment recorded in other assets.

NOTE 4—LOANS HELD-FOR-INVESTMENT

The following table summarizes the Company’s residential mortgage loans classified as held-for-investment at December 31, 2006 and 2005, which are carried at amortized cost, net of allowance for loan losses (in thousands):

	December 31,	December 31,
	2006	2005

Principal	$5,472,325	$506,498
Unamortized premium	124,412	679

Amortized cost	5,596,737	507,177

Allowance for loan losses	(5,020)	—

Total residential loans, net of allowance for loan losses	$5,591,717	$507,177

At December 31, 2006 and 2005, residential mortgage loans had a weighted-average amortized cost of 102.3% and 100.1% of face amount, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a reconciliation of the carrying amounts of loans held-for-investment for the years ended December 31, 2006 and 2005 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2006	2005

Balance, beginning of period	$507,177	$—
Additions during the period:
Loan purchases, net	5,545,103	531,086
Negative amortization	71,236	—

	5,616,339	531,086

Deductions during the period:
Collections of principal	519,247	23,854
Transfers to real estate owned	3,602	—
Amortization of premium	3,930	55

	526,779	23,909

Balance, end of period	$5,596,737	$507,177

The following table summarizes the changes in the allowance for loan losses for the residential mortgage loan portfolio during the year ended December 31, 2006 (in thousands):

For the Year
Ended
December 31,
2006

Balance, beginning of period	$—
Provision for loan losses	5,176
Charge-offs	(156)

Balance, end of period	$5,020

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. Based on this analysis, the Company recorded a provision for loan losses of $5.2 million for the year ended December 31, 2006, representing 9 basis points (0.09%) of our residential mortgage loan portfolio. The Company performed an allowance for loan losses analysis as of December 31, 2005 and made a determination that no allowance for loan losses was required for our residential mortgage loan portfolio because none of the loans held in the portfolio were considered impaired. At December 31, 2006, $33.9 million of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. No residential mortgage loans were 90 days or more past due at December 31, 2005 and all loans were accruing interest.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2006, loans held-for-investment consisted of the following ranges of carrying amounts (dollars in thousands):

						Principal	Delinquent		Number of
			Weighted-	Weighted-		Amount of	Loans as a		Delinquent
			Average	Average	Carrying	Loans	Percentage	Number of	Loans as a
		Number	Interest	Maturity	Amount of	Delinquent	of Total	Delinquent	Percentage of
Description	Loan Balance	of Loans	Rate	Date	Mortgages	> 90 Days	Principal	Loans	Total Loans

Floating Rate	$0 - 250	2,802	8.12%	2046	$498,180	$1,976	0.04%	10	0.07%
	251 - 500	4,752	8.07	2046	1,775,980	7,825	0.14	22	0.16
	501 - 750	1,990	7.98	2046	1,177,712	4,520	0.08	8	0.06
	751 - 1,000	355	7.86	2046	302,649	995	0.02	1	0.01
	over 1,000	265	7.83	2046	334,494	5,514	0.10	4	0.03

		10,164			4,089,015	20,830	0.38	45	0.33

Hybrid	$0 - 250	1,452	6.68	2036	242,512	605	0.01	5	0.04
	251 - 500	1,570	6.49	2036	591,917	7,114	0.13	18	0.13
	501 - 750	548	6.51	2036	328,982	1,670	0.03	4	0.03
	751 - 1,000	152	6.67	2036	135,481	2,657	0.05	2	0.01
	over 1,000	56	6.75	2036	84,418	1,007	0.02	1	nm

		3,778			1,383,310	13,053	0.24	30	0.21

Unamortized Premium					124,412

		13,942	7.65%		$5,596,737	$33,883	0.62%	75	0.54%

nm = not meaningful

At December 31, 2005, loans held-for-investment consisted of the following ranges of carrying amounts (dollars in thousands):

						Principal	Delinquent		Number of
			Weighted-	Weighted-		Amount of	Loans as a		Delinquent
			Average	Average	Carrying	Loans	Percentage	Number of	Loans as a
		Number	Interest	Maturity	Amount of	Delinquent	of Total	Delinquent	Percentage of
Description	Loan Balance	of Loans	Rate	Date	Mortgages	> 90 Days	Principal	Loans	Total Loans

Hybrid	$0-250	264	6.04%	2035	$41,056	$—	—%	—	—%
	251-500	559	6.05	2035	223,186	—	—	—	—
	501-750	248	6.11	2035	145,710	—	—	—	—
	751-1,000	66	6.22	2035	59,213	—	—	—	—
	over 1,000	26	6.07	2035	37,333	—	—	—	—

		1,163			506,498	—	—	—	—

Unamortized Premium					679

		1,163	6.09%		$507,177	$—	—%	—	—%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The geographic distribution of the Company’s loans held-for-investment at December 31, 2006 was as follows (dollars in thousands):

	December 31, 2006
	Number of	Carrying
State or Territory	Loans	Amount

CA	6,626	$3,138,575
FL	1,507	470,360
AZ	722	225,893
VA	516	201,714
NV	554	186,763
WA	463	146,142
MD	337	118,116
NJ	302	109,255
IL	351	102,664
CO	311	92,484
NY	179	87,681
MA	155	63,130
Other states, individually less than 1% of aggregate current balance	1,919	529,548
Unamortized Premium	—	124,412
Allowance for Loan Losses	—	(5,020)

Total	13,942	$5,591,717

As of December 31, 2006, nine of the residential loans owned by the Company with an outstanding balance of $3.6 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. The loans have been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value. In accordance with the Company’s REO policy, a fair value adjustment of $156 thousand was recorded as a charge against the allowance for loan losses at the time of foreclosure. There was no REO at December 31, 2005.

NOTE 5—BORROWINGS

The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of repurchase agreements, securitization transactions structured as secured financings, a commercial paper facility, warehouse lending facilities, junior subordinated notes and a margin lending facility.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents summarized information with respect to the Company’s borrowings at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006			December 31, 2005
		Weighted-			Weighted-
	Borrowings	Average	Fair Value of	Borrowings	Average	Fair Value of
	Outstanding(1)	Interest Rate	Collateral(2)	Outstanding(1)	Interest Rate	Collateral(2)

Repurchase agreements	$2,707,915	5.45%	$2,909,895	$3,928,505	4.25%	$4,157,117
LUM 2005-1	368,203	5.63	368,891	486,302	4.66	486,304
LUM 2006-1	495,453	5.64	496,176	—	—	—
LUM 2006-2	668,049	5.58	668,303	—	—	—
LUM 2006-3	588,999	5.69	591,802	—	—	—
LUM 2006-4	324,819	5.55	324,819	—	—	—
LUM 2006-6	712,959	5.58	712,959	—	—	—
LUM 2006-7	756,450	5.55	756,404	—	—	—
Margin debt	—	—	—	3,548	3.85	3,548
Commercial paper facility	637,677	5.36	643,823	—	—	—
Warehouse lending facilities	752,777	5.80	794,420	—	—	—
Junior subordinated notes	92,788	8.58	none	92,788	8.18	none

Total	$8,104,089	5.58%	$8,267,492	$4,511,143	4.37%	$4,646,969

(1)	Outstanding balances for mortgage-backed notes exclude $2.7 million in unamortized premium for the year ended December 31, 2006. There was no unamortized premium excluded from the outstanding balances of mortgage-backed notes for the year ended December 31, 2005.

(2)	Collateral for borrowings consist of mortgage-backed securities available-for-sale and loans held-for-investment.

Repurchase Agreements

The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At December 31, 2006 and 2005, the Company had repurchase agreements with an outstanding balance of $2.7 billion and $3.9 billion, respectively, and with weighted-average interest rates of 5.45% and 4.25%, respectively. At December 31, 2006 and 2005, mortgage-backed securities pledged as collateral for repurchase agreements had estimated fair values of $2.9 billion and $4.2 billion, respectively.

At December 31, 2006, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	2,070,939
Between 31 and 90 days	201,976
Between 91 days and 636 days	435,000

Total	$2,707,915

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2005, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	1,917,214
Between 31 and 90 days	929,023
Between 91 and 237 days	1,082,268

Total	$3,928,505

At December 31, 2006, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Days to
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements

Barclays Capital	$17,437	483
Bear Stearns & Co.	61,884	16
Cantor Fitzgerald	16,287	15
Citigroup	2,517	29
Countrywide Securities Corporation	19,056	19
Credit Suisse First Boston	2,733	5
Deutsche Bank Securities Inc.	1,155	10
Greenwich Capital Markets Inc.	40,267	13
HSBC Securities	7,002	19
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	7,530	5
Nomura Security International, Inc.	2,171	25
UBS Securities LLC	3,423	16
Washington Mutual	18,321	21

Total	$199,783	108

(1)	Equal to the sum of fair value of securities sold plus accrued interest income and the fair market value of loans pledged as collateral minus the sum of repurchase agreement liabilities plus accrued interest expense.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2005, the repurchase agreements had the following counterparties, amounts at risk and weighted-average remaining maturities (dollars in thousands):

		Weighted-Average
		Days to
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements

Banc of America Securities LLC	$6,992	153
Barclays Capital	3,656	27
Bear Stearns & Co.	63,412	46
Citigroup	8,367	172
Countrywide Securities Corporation	9,618	129
Credit Suisse First Boston	3,293	17
Deutsche Bank Securities Inc.	28,326	63
Goldman Sachs & Co.	17,421	28
Greenwich Capital Markets Inc.	7,618	15
Merrill Lynch Government Securities Inc./Merrill Lynch Pierce, Fenner & Smith Inc.	24,018	78
Morgan Stanley & Co. Inc.	5,922	21
Nomura Security International, Inc.	16,682	86
UBS Securities LLC	22,331	170
Wachovia Securities, LLC	3,950	19
Washington Mutual	3,478	27

Total	$225,084	76

(1)	Equal to the sum of fair value of securities sold plus accrued interest income and the fair market value of loans pledged as collateral minus the sum of repurchase agreement liabilities plus accrued interest expense.

Mortgage-backed Notes

At December 31, 2006 and 2005, the Company had mortgage-backed notes with an outstanding balance of $3.9 billion and $0.5 billion, respectively, and with a weighted-average borrowing rate of 5.60% and 4.66%, respectively, per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.3 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Unpaid interest on the mortgage-backed notes was $4.5 million and $0.3 million at December 31, 2006 and 2005, respectively. Net unamortized premiums on the mortgage-backed notes were $2.7 million at December 31, 2006 and there were no net unamortized premiums at December 31, 2005. The stated maturities of the mortgage-backed notes at December 31, 2006 were between 2035 and 2046. The stated maturities of the mortgage-backed notes at December 31, 2005 were in 2035. At December 31, 2006 and 2005, residential mortgage loans with an estimated fair value of $3.9 billion and $0.5 billion, respectively, were pledged as collateral for mortgage-backed notes issued.

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commercial Paper Facility

In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed security portfolio. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that are rated by the rating agencies Standard & Poor’s and Moody’s. At December 31, 2006, the outstanding balance on the commercial paper facility was $637.7 million at a weighted-average interest rate of 5.36%.

Warehouse Lending Facilities

Mortgage Loan Financing. During the year ended December 31, 2006, the Company established a $1.0 billion warehouse lending facility with Greenwich Capital Financial Products, Inc. and a $1.0 billion warehouse lending facility with Barclays Bank plc, or Barclays. Both of these facilities are structured as repurchase agreements. During 2005, the Company established a $500.0 million warehouse lending facility with Morgan Stanley Bank, which expired in August 2006, as well as a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation, both in the form of repurchase agreements. These facilities are the Company’s primary source of funding for acquiring mortgage loans. All of these warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.

The Company acquires residential mortgage loans with the intention of securitizing them and retaining the securitized mortgage loans in the Company’s portfolio to match the income earned on mortgage assets with the cost of the related liabilities, also referred to as match-funding the balance sheet. In order to facilitate the securitization or financing of its loans, the Company generally creates subordinate certificates, providing a specified amount of credit enhancement, which the Company retains in its investment portfolio. Proceeds from securitizations are used to pay down the outstanding balance of warehouse lending facilities.

Asset-backed Securities Financing. During the year ended December 31, 2006, the Company established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. The facility is intended to be used to purchase mortgage-backed securities rated below AAA, and the Company intends to subsequently finance the securities permanently through collateralized debt obligations, or CDOs. This warehouse lending facility is considered to be a short-term borrowing arrangement that will be secured by asset-backed securities and bear interest based on LIBOR.

The total borrowing capacity under the Company’s warehouse lending facilities was $3.0 billion and $1.0 billion at December 31, 2006 and 2005, respectively. At December 31, 2006, $0.8 billion was outstanding under the Company’s warehouse lending facilities. No amounts were outstanding under any of the warehouse lending facilities at December 31, 2005.

At December 31, 2006, the Company’s warehouse lending facilities included the following (in millions):

			Weighted-
	Borrowing	Borrowings	Average
Counterparty	Capacity	Outstanding	Interest Rate

Mortgage loan financing
Greenwich Capital Financial Products, Inc.	$1,000.0	$455.2	5.80%
Barclays Bank plc	1,000.0	290.1	5.78
Bear Stearns Mortgage Capital Corp.	500.0	7.5	5.77
Asset-backed securities financing
Greenwich Capital Financial Products, Inc.	500.0	—	—

Total	$3,000.0	$752.8	5.80%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2006, the Company was in compliance with all of its debt covenants for all borrowing arrangements and credit facilities, except for the adjusted tangible net worth requirement in the warehouse lending agreement with Barclays. Acceleration of the obligation was waived by Barclays with respect to the fiscal quarter ended December 31, 2006. The agreement with Barclays was retroactively amended effective as of December 31, 2006.

Junior Subordinated Notes

Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The note balances and related weighted-average interest rates listed by trust were as follows at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Borrowings	Interest	Borrowings	Interest
	Outstanding	Rate	Outstanding	Rate

Junior subordinated notes:
DST I	$51,550	8.16%	$51,550	8.16%
DST II	41,238	9.11	41,238	8.21

Total	$92,788	8.58%	$92,788	8.18%

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

Margin Lending Facility

The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. No borrowings were outstanding under the margin lending facility at December 31, 2006. At December 31, 2005, the Company had an outstanding balance against this borrowing facility of $3.5 million at a rate of 3.85%.

Capitalized Financing Costs

At December 31, 2006 and 2005, the Company had unamortized capitalized financing costs of $15.9 million and $4.4 million, respectively, including $15.8 million and $4.4 million, respectively, related to the Company’s mortgage-backed notes, junior subordinated notes and commercial paper, which were deferred at the issuance date of the related borrowing and are being amortized using the effective yield method over the estimated life of the borrowing. The remaining $0.1 million unamortized capitalized financing costs at

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 are unamortized shelf registration fees incurred with the issuance of the Company’s securitization shelf registration statement and is being amortized based on the percentage usage of the shelf.

NOTE 6—CAPITAL STOCK AND EARNINGS PER SHARE

At December 31, 2006 and 2005, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2006 and 2005, 47,808,510 and 40,587,245 shares of common stock, respectively, were outstanding and no shares of preferred stock were outstanding.

The Company filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on January 21, 2005. Under the shelf registration statement, the Company may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock and debt securities in one or more offerings up to total proceeds of $500.0 million. Each time the Company offers to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. On February 7, 2005, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which the Company may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions under this shelf registration statement. For the years ended December 31, 2006 and 2005, the Company issued approximately 1.7 million and 2.8 million shares of common stock, respectively, pursuant to this Agreement and the Company received proceeds, net of commissions and other offering costs, of approximately $17.2 million and $30.0 million, respectively. In October 2006, the Company issued 6.9 million shares of its common stock at $10.25 per share as a result of completing a public offering issued pursuant to this shelf registration statement. At December 31, 2006, total proceeds of up to $380.5 million remain available to the Company to offer and sell under this shelf registration statement.

On June 3, 2005, the Company filed a registration statement on Form S-3 with the SEC to register the Company’s Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan. This registration statement was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of common stock of the Company and/or to automatically reinvest all or a portion of their quarterly dividends in shares of common stock of the Company. There were no shares issued under this Plan in 2006. During the year ended December 31, 2005, the Company issued approximately 1.1 million shares of common stock through direct stock purchases for net proceeds of $8.9 million.

On November 7, 2005, the Company announced that its board of directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced the initiation of an additional share repurchase program to acquire an incremental 3,000,000 shares. Through December 31, 2006, the Company had repurchased 2,594,285 shares at a weighted-average price of $8.00 and was authorized to acquire up to 2,405,715 more common shares.

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands, except per share data):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$46,797	$46,797	$(82,991)	$(82,991)	$57,112	$57,112
Weighted-average number of common shares outstanding	40,788,778	40,788,778	39,007,953	39,007,953	33,895,967	33,895,967
Additional shares due to:
Assumed conversion of dilutive common stock options and vesting of unvested restricted common stock	—	214,842	—	— (1)	—	51,447

Adjusted weighted-average number of common shares outstanding	40,788,778	41,003,620	39,007,953	39,007,953	33,895,967	33,947,414

Net income (loss) per share	$1.15	$1.14	$(2.13)	$(2.13)	$1.68	$1.68

(1)	Conversion of common stock options and unvested restricted common stock is considered anti-dilutive.

NOTE 7—2003 STOCK INCENTIVE PLANS

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

The following table illustrates the common stock available for grant at December 31, 2006:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total

Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	781,166	—	781,166
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	1,068,834	150,000	1,218,834

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2006, the Company had outstanding options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the year ended December 31, 2006:

Weighted-
Average
	Number of	Exercise
	Options	Price

Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

The following table summarizes certain information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
Range of Exercise	Number of	Life	Average	Number of	Life	Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price

$13.00-$14.00	5,000	6.8	$13.00	5,000	6.8	$13.00
$14.01-$15.00	50,000	6.6	15.00	50,000	6.6	15.00

$13.00-$15.00	55,000		$14.82	55,000		$14.82

The aggregate intrinsic value of outstanding stock options and exercisable stock options at December 31, 2006 was zero.

The following table illustrates the changes in nonvested stock options during the year ended December 31, 2006:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested, beginning of the period	18,333	$0.22
Granted	—	—
Vested	(18,333)	0.22
Forfeited	—	—

Nonvested, end of the period	—	$—

No stock options were granted or exercised during the years ended December 31, 2006, 2005 and 2004.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table illustrates the changes in common stock awards during the year ended December 31, 2006:

	Number of	Weighted-Average
	Common Shares	Issue Price

Outstanding, beginning of period	202,829	$10.53
Issued	518,500	8.58
Repurchased	—	—

Outstanding, end of period	721,329	$9.13

The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.

The following table illustrates the changes in nonvested common stock awards during the year ended December 31, 2006:

		Weighted-Average
	Number of	Grant-Date Fair
	Common Shares	Value

Nonvested, beginning of the period	194,453	$10.46
Granted	518,500	8.58
Vested	(157,028)	8.71
Repurchased	—	—

Nonvested, end of the period	555,923	$9.20

The fair value of common stock awards granted during the years ended December 31, 2006 and 2005 was $4.4 million and $1.8 million, respectively.

Total stock-based employee compensation expense related to common stock awards for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $0.4 million and $0.1 million, respectively. At December 31, 2006, stock-based employee compensation expense of $3.9 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 8—THE MANAGEMENT AGREEMENT

On September 26, 2006, the Company completed its transition to full internal management after reaching agreement with SCM to terminate the Amended Agreement. Because the Amended Agreement has been terminated, the Company is no longer required to make regular quarterly “minimum” payments to SCM through 2007, nor does the Company need to accrue future incentive compensation expense for SCM. Instead, the Company paid SCM a total of $5.8 million in cash in three equal installments: the first installment of $1.9 million was paid on September 29, 2006; the second installment of $1.9 million was paid on October 31, 2006 and the third installment of $1.9 million was paid on December 29, 2006 in connection with the termination of the Amended Agreement. As of September 26, 2006, the Company also accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.

Base management compensation for the year ended December 31, 2006 was $6.9 million, including the installment payments paid to SCM related to the termination agreement. Base management compensation for the years ended December 31, 2005 and 2004 was $4.2 million and $4.1 million, respectively.

Incentive compensation expense for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $1.3 million and $4.9 million, respectively. Under the Amended Agreement, SCM did not earn any incentive compensation during the years ended December 31, 2006 and 2005. The incentive compensation expense during the years ended December 31, 2006 and 2005 related primarily to restricted common stock

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

awards granted for incentive compensation earned in prior periods that vested during 2006 and 2005. The incentive compensation expense for the years ended December 31, 2006 also included the final vesting of all of restricted stock awards granted to SCM earned in prior periods in connection with the termination agreement. Subsequent to the termination agreement, the Company will no longer recognize incentive compensation expense related to restricted stock awards granted to SCM.

At December 31, 2006, there was no unpaid base management compensation due to SCM. The Company had not paid SCM base management compensation of $0.9 million at December 31, 2005.

The Company entered into the Amended Agreement effective as of March 1, 2005, with SCM. The Amended Agreement provided, among other things, that the Company pay to SCM, in exchange for investment management and certain administrative services with respect to certain investments in the Company’s Spread portfolio, certain fees and reimbursements. SCM was eligible to earn applicable minimum fees in the event that the aggregate base management compensation and incentive management compensation calculated was less than the applicable minimum fees per the terms of the Amended Agreement. As a result of the termination of the Amended Agreement described above, at December 31, 2006, there were no Applicable Minimum Fees payable to SCM. Under the Amended Agreement, the base management compensation and incentive management compensation were paid to SCM by the Company in cash. Base management and incentive compensation were only earned by SCM for assets that were managed by SCM.

NOTE 9—RELATED PARTY TRANSACTIONS

The Company was not indebted to SCM for base management compensation at December 31, 2006, but was indebted to SCM for base management compensation of $0.9 million at December 31, 2005. This amount is included in management compensation payable. The Company was not indebted to SCM for incentive compensation or reimbursement of expenses at December 31, 2006 or 2005.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage-backed securities available-for-sale, equity securities available-for-sale and derivative contracts is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, commercial paper, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at December 31, 2006 and 2005 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.3 million at December 31, 2006 and $92.8 million and $91.8 million at December 31, 2005. The carrying value and fair value of the Company’s loans held-for-investment was $5.6 billion at December 31, 2006. The carrying value and fair value of the Company’s loans held-for-investment was $507.2 million and $507.7 million at December 31, 2005, respectively. The carrying value and fair value of the Company’s mortgage-backed notes was $3.9 billion and $486.3 million at December 31, 2006 and 2005, respectively.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the components of accumulated other comprehensive income (loss) at December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005

Unrealized holding losses on mortgage-backed securities available-for-sale	$(5,957)	$(116,397)
Reclassification adjustment for net (gains) losses on mortgage-backed securities available-for-sale included in net income	(993)	69
Impairment losses on mortgage-backed securities	7,010	112,008

Net unrealized gains (losses) on mortgage-backed securities available-for-sale	60	(4,320)
Net deferred realized and unrealized gains on cash flow hedges	3,734	11,396
Net unrealized gains on equity securities	48	—

Accumulated other comprehensive income	$3,842	$7,076

NOTE 12—CREDIT RISK AND INTEREST RATE RISK

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to credit risk in connection with its investments in residential mortgage loans and credit sensitive mortgage-backed securities rated below AAA. When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities, otherwise referred to as match funding the Company’s balance sheet. The Company is subject to interest rate risk, primarily in connection with its investments in fixed-rate, adjustable-rate and hybrid adjustable-rate mortgage-backed securities, certain of its related debt obligations that are periodically refinanced at current market rates and its derivative instruments. When the Company assumes interest rate risk, it minimizes credit risk through asset selection, limiting investments in its interest rate sensitive strategy to AAA-rated or agency-backed mortgage-backed securities.

Among other strategies, the Company may use derivative instruments to manage interest rate risk, credit risk and prepayment risk. The effectiveness of any derivative instrument will depend significantly upon whether the Company correctly quantifies the interest rate, credit or prepayment risks being hedged, execution of and ongoing monitoring of the Company’s hedging activities and the treatment of such hedging activities for accounting purposes.

The Company’s Residential Mortgage Credit strategy includes investments in residential mortgage loans underwritten to agreed upon specifications in partnership with selected high-quality originators in an effort to mitigate credit risk. The Company has established a whole loan target market including prime borrowers with FICO scores greater than 700, Alt-A documentation, geographic diversification, owner-occupied property, moderate loan size and moderate loan-to-value ratio. These factors are considered to be important indicators of credit risk.

Certain of the residential mortgage loans and mortgage loans collateralizing mortgage-backed securities that the Company purchases permit negative amortization. A negative amortization provision in a mortgage loan permits the borrower to defer payment of a portion of the monthly interest accrued on the mortgage and to add the deferred interest amount to the principal balance of the mortgage loan. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgage loans increase. In addition, when a mortgage loan experiences negative amortization, the principal balance of the mortgage loan increases while the underlying market value of the related mortgaged property can remain flat or decrease. In such cases, the then current loan-to-value ratio of the negatively amortizing mortgage loan increases, which may result in higher severity credit losses related to those mortgage loans should they default.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage its interest rate risk exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from: (1) the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. The Company also seeks to manage its credit risk exposure which may arise from the credit worthiness of the holders of the mortgages underlying its mortgage-related assets. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts, credit default swaps and interest rate cap contracts to manage these risks.

The following table is a summary of derivative instruments held at December 31, 2006 and 2005 (in thousands):

	2006	2005
	Estimated	Estimated
	Fair Value	Fair Value

Eurodollar futures contracts sold short	$149	$4,895
Interest rate swap contracts	4,383	4,220
Swaption contracts	—	1,531
Interest rate cap contracts	1,531	74
Credit default swaps	6,958	—

Free Standing Derivatives

Free standing derivative contracts are carried on the consolidated balance sheet at fair value. Net unrealized gains of $1.4 million, net unrealized losses of $0.4 million and zero were recognized in other income due to the change in fair value of these contracts during the years ended December 31, 2006, 2005 and 2004.

The Company realized net gains on free standing derivative contracts of $2.6 million, $1.0 million and zero, in other income during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had swaption contracts and interest rate cap contracts outstanding at December 31, 2005 that were not designated as hedges under SFAS 133. Unrealized losses of $0.4 million were recognized in other expense due to the change in fair value of these contracts during the year ended December 31, 2005.

At December 31, 2004, the Company had not entered into any free standing derivative contracts.

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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2006, 2005 and 2004, interest expense decreased by $1.7 million, $1.4 million and $2.8 million, respectively, due to the amortization of net realized gains on Eurodollar futures contracts.

During the year ended December 31, 2006, interest expense decreased by $5.7 million due to the amortization of effectiveness gains on Eurodollar futures contracts and interest rate swap contracts.

During the years ended December 31, 2005 and 2004, losses of $0.3 million and gains of $2.3 million, respectively, were recognized in interest expense due to hedge ineffectiveness.

During the years ended December 31, 2005 and 2004, interest expense was decreased by $8.1 million and increased by $3.7 million, respectively, due to settlements with swap counterparties.

Purchase Commitment Derivatives

The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of originators. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. No purchase commitments were outstanding at December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, the Company recorded net realized gains of $3.7 million, net realized losses of $1.4 million and zero, respectively, related to purchase commitment derivatives in other expense on its consolidated statement of operations.

NOTE 14—SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The following is a presentation of the results of operations for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 (in thousands, except share and per share amounts):

	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Interest income	$61,592	$74,910	$95,098	$125,537
Interest expense	45,971	53,513	73,149	95,985

Net interest income	15,621	21,397	21,949	29,552
Other income (expenses)	8,462	5,350	(11,522)	(1,400)
Expenses	6,293	8,542	16,617	10,991
Income tax expense (benefit)	11	641	405	(888)

Net income (loss)	$17,779	$17,564	$(6,595)	$18,049

Net income (loss) per share — basic	$0.45	$0.45	$(0.17)	$0.39

Net income (loss) per share — diluted	$0.45	$0.45	$(0.17)	$0.39

Weighted-average shares outstanding — basic	39,491,786	38,609,963	38,695,800	46,282,380

Weighted-average shares outstanding — diluted	39,718,552	38,834,435	38,695,800	46,519,251

Dividends declared per common share	$0.05	$0.20	$0.30	$0.375

The following is a presentation of the results of operations for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 (in thousands, except share and per share amounts):

	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Interest income	$42,515	$42,463	$46,346	$50,097
Interest expense	20,539	32,098	38,241	46,623

Net interest income	21,976	10,365	8,105	3,474
Other income (expenses)	—	(899)	519	(112,505)
Expenses	3,007	3,292	3,395	4,236
Income tax expense	—	—	—	96

Net income (loss)	$18,969	$6,174	$5,229	$(113,363)

Net income (loss) per share — basic	$0.51	$0.16	$0.13	$(2.79)

Net income (loss) per share — diluted	$0.51	$0.16	$0.13	$(2.79)

Weighted-average shares outstanding — basic	37,207,135	38,176,274	40,021,698	40,578,516

Weighted-average shares outstanding — diluted	37,376,107	38,351,238	40,226,523	40,578,516

Dividends declared per common share	$0.36	$0.27	$0.11	$0.03

NOTE 15—SUBSEQUENT EVENTS

In January 2007, a securitization entity sponsored by the Company issued $706.8 million of mortgage-backed securities through Luminent Mortgage Trust 2007-1. Collateral for these securitizations are residential mortgage loans and these securitizations have been accounted for as financings under SFAS No. 140.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure .

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act, a report of management’s assessment of the design and effectiveness of internal controls is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K. Deloitte & Touche LLP, an independent registered public accountants, audited the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The report of Deloitte & Touche LLP dated March 16, 2007 is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

We have not changed in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

See Note 15 to our consolidated financial statements in Item 8 of this Form 10-K for further discussion.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference from such information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14-A.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. and (a)2. Documents filed as part of this report:

1. and 2.

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Form 10-K.

(a)3. Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ GAIL P. SENECA
Gail P. Seneca
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2007

By:	/s/ CHRISTOPHER J. ZYDA
Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL P. SENECA Gail P. Seneca	Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)	March 16, 2007

/s/ CHRISTOPHER J. ZYDA Christopher J. Zyda	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ S. TREZEVANT MOORE, JR. S. Trezevant Moore, Jr.	President and Chief Operating Officer, Director	March 16, 2007

/s/ BRUCE A. MILLER Bruce A. Miller	Director	March 16, 2007

/s/ LEONARD A. AUERBACH Leonard A. Auerbach	Director	March 16, 2007

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 16, 2007

/s/ DONALD H. PUTNAM Donald H. Putnam	Director	March 16, 2007

/s/ FRANK L. RAITER Frank L. Raiter	Director	March 16, 2007

/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 16, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Form 10-K for fiscal year 2006, (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Second Articles of Amendment and Restatement(4)
3.2		Third Amended and Restated Bylaws(9)
4.1		Form of Common Stock Certificate(1)
4.2		Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003, private offering)(1)
10	.1†	2003 Stock Incentive Plan, as amended(10)
10	.2†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan(1)
10	.3†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan(1)
10	.4†	2003 Outside Advisors Stock Incentive Plan, as amended(10)
10	.5†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan(1)
10	.6†	Form of Indemnity Agreement(1)
10	.7†	Employment Agreement dated December 20, 2005, between the Registrant and Gail P. Seneca(12)
10	.8†	Employment Agreement dated December 20, 2005, between the Registrant and S. Trezevant Moore, Jr.(12)
10	.9†	Employment Agreement dated as of December 20, 2005, by and between the Registrant and Christopher J. Zyda(12)
10	.10†	Form of Restricted Stock Award Agreement for Christopher J. Zyda(1)
10.11		Controlled Equity Offering Sales Agreement dated February 7, 2005, between the Registrant and Cantor Fitzgerald & Co.(6)
10.12		Direct Stock Purchase and Dividend Reinvestment Plan dated June 29, 2005(11)
10.13		Underwriting Agreement dated October 12, 2006, between the Registrant and UBS Securities LLC,(13)
14.1		Code of Business Conduct and Ethics(1)
14.2		Corporate Governance Guidelines(5)
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Gail P. Seneca, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Form 8-K filed on December 23, 2003.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107981) which became effective under the Securities Act of 1933, as amended, on February 13, 2004.

(4)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(6)	Incorporated by reference to our Form 8-K filed on February 8, 2005.

(7)	Incorporated by reference to our Form 8-K filed on April 1, 2005.

(8)	Incorporated by reference to our Form 8-K filed on March 14, 2005.

(9)	Incorporated by reference to our Form 8-K filed on August 9, 2005.

(10)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-125479) which became effective under the Securities Act of 1933, as amended, on June 28, 2005.

(12)	Incorporated by reference to our Form 10-K filed on March 9, 2006.

(13)	Incorporated by reference to our Form 8-K filed on October 17, 2006.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.