Form 10-Q
period 2007-03-31
LUMINENT MORTGAGE CAPITAL INC
filed 2007-05-10
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007
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
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).
Yes ☐. No ☑.
     The number of shares of common stock outstanding on April 30, 2007 was 46,822,244.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains certain forward-looking statements under the Private Securities litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may continue”, “estimate”, “intend”, “project”, “believe”, “expect”, “plan”, “anticipate” and similar terms may identify forward-looking statements, but the absence of such words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:
•	our ability to purchase sufficient mortgages for our securitization business;
•	the flattening of, or other changes in the yield curve, on our investment strategies;
•	changes in interest rates and mortgage prepayment rates;
•	our ability to obtain or renew sufficient funding to maintain our leverage strategies;
•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;
•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;
•	potential impacts of our leveraging policies on our net income and cash available for distribution;
•	the power of our board of directors to change our operating policies and strategies without stockholder approval;
•	the effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;
•	volatility in the timing and amount of our cash distributions; and
     Any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate and actual results could differ materially from those anticipated or implied by our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and future trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.
     You should not rely unduly on those forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by the federal securities laws, we undertake no obligation to update publicly or revise any forward-looking statements to reflect new information or future events.
     This Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified any third party data.
 ii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO FINANCIAL STATEMENTS
     Condensed Consolidated Financial Statements of Luminent Mortgage Capital, Inc.:

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2007	2006
Assets:
Cash and cash equivalents	$60,343	$5,902
Restricted cash	57,445	7,498
Loans held-for-investment, net of allowance for loan losses of $8,262 at March 31, 2007 and $5,020 at December 31, 2006	5,569,169	5,591,717
Mortgage-backed securities (including $65,880 of trading securities at March 31, 2007) at fair value	200,918	141,556
Mortgage-backed securities pledged as collateral (including $70,609 of trading securities at March 31, 2007) at fair value	3,052,451	2,789,382
Debt securities, at fair value	1,263	—
Equity securities, at fair value	925	1,098
Interest receivable	38,117	36,736
Principal receivable	1,462	1,029
Derivatives, fair value	19,401	13,021
Other assets	52,072	25,856

Total assets	$9,053,566	$8,613,795

Liabilities:
Mortgage-backed notes	$4,273,596	$3,917,677
Repurchase agreements	2,880,678	2,707,915
Commercial paper	619,022	637,677
Collateralized debt obligations	270,013	—
Warehouse lending facilities	403,232	752,777
Junior subordinated notes	92,788	92,788
Unsettled security purchases	2,271	—
Cash distributions payable	14,418	14,343
Accrued interest expense	9,340	12,094
Accounts payable and accrued expenses	14,885	6,969

Total liabilities	8,580,243	8,142,240

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 47,958,510 and 47,808,510 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	48	48
Additional paid-in capital	584,204	583,492
Accumulated other comprehensive income	4,929	3,842
Accumulated distributions in excess of accumulated earnings	(115,858)	(115,827)

Total stockholders’ equity	473,323	471,555

Total liabilities and stockholders’ equity	$9,053,566	$8,613,795

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2007	2006
Revenues:
Interest income:
Mortgage loan and securitization portfolio	$98,690	$22,611
Spread portfolio	30,376	30,965
Credit sensitive bond portfolio	16,500	8,016

Total interest income	145,566	61,592

Interest expense	115,204	46,072

Net interest income	30,362	15,520

Other Income (Expense):
Gains on derivatives, net	15,264	8,694
Impairment losses on mortgage-backed securities	(4)	(1,717)
Gains (losses) on sales of mortgage-backed securities	(15,453)	2,063
Other expense	(80)	(477)

Total other income (expense)	(273)	8,563

Expenses:
Salaries and benefits	3,084	2,423
Servicing expense	5,986	1,482
Provision for loan losses	3,543	—
Due diligence expense	254	83
Professional services	844	622
Board of directors expense	80	113
Insurance expense	162	141
Custody expense	151	112
Management compensation expense to related party	—	712
Incentive compensation expense to related parties	—	98
Other general and administrative expenses	1,138	507

Total expenses	15,242	6,293

Income before income taxes	14,847	17,790

Income tax expense	460	11

Net income	$14,387	$17,779

Net income per share — basic	$0.30	$0.45

Net income per share — diluted	$0.30	$0.45

Weighted-average number of shares outstanding — basic	47,316,058	39,491,786

Weighted-average number of shares outstanding — diluted	47,427,502	39,718,552

Dividend declared per share	$0.30	$0.05

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2007	47,809	$48	$583,492	$3,842	$(115,827)		$471,555

Net income					14,387	$14,387	14,387

Securities available-for-sale, fair value adjustment				1,531		1,531	1,531

Amortization of derivative gains				(444)		(444)	(444)

Comprehensive income						$15,474

Distributions to stockholders					(14,418)		(14,418)

Issuance and amortization of restricted common stock	150		712				712

Balance, March 31, 2007	47,959	$48	$584,204	$4,929	$(115,858)		$473,323

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$14,387	$17,779
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premium/(discount) on loans held-for-investment and mortgage-backed securities and depreciation	4,442	(1,733)
Impairment losses on mortgage-backed securities	4	1,717
Provision for loan losses	3,543	—
Negative amortization of loans held-for-investment	(35,466)	(3,428)
Share-based compensation	712	1,199
Net realized and unrealized gains on derivative instruments	(4,550)	(5,209)
Net gain (losses) on sales of mortgage-backed-securities available-for-sale	15,453	(2,063)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, net of purchased interest	(1,251)	6,106
(Increase) in other assets	(18,492)	(245)
Increase (decrease) in accounts payable and other liabilities	7,485	(361)
Decrease in accrued interest expense	(2,754)	(14,774)
Increase in management compensation payable, incentive compensation payable and other related-party payable	—	221

Net cash used in operating activities	(16,485)	(791)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(461,640)	(1,079,321)
Proceeds from sales of mortgage-backed securities	14,887	3,151,447
Principal payments of mortgage-backed securities	115,838	201,647
Purchases of loans held-for-investment, net	(414,262)	(1,671,093)
Principal payments of loans held-for-investment	460,433	21,744
Purchases of derivative instruments	(8,880)	(77)
Proceeds from derivative instruments	6,701	—
Net change in restricted cash	(49,947)	777
Other	(136)	—

Net cash provided by (used in) investing activities	(337,006)	625,124

Cash flows from financing activities:
Repurchases of common stock	—	(9,008)
Capitalized financing costs	(4,414)	(3,902)
Borrowings under repurchase agreements	11,312,497	12,975,841
Principal payments on repurchase agreements	(11,139,734)	(14,946,878)
Borrowings under warehouse lending facilities	834,153	1,634,658
Paydown of warehouse lending facilities	(1,183,515)	(1,375,181)
Borrowings under commercial paper facility	1,840,410	—
Paydown of commercial paper facility	(1,859,065)	—
Distributions to stockholders	(14,343)	(1,218)
Proceeds from issuance of mortgage-backed notes	718,451	1,283,630
Principal payments on mortgage-backed notes	(362,535)	(26,060)
Proceeds from issuance of collateralized debt obligations	266,027	—
Principal payments on margin debt	—	(3,548)

Net cash provided by (used in) financing activities	407,932	(470,856)

Net increase in cash and cash equivalents	54,441	153,477
Cash and cash equivalents, beginning of the period	5,902	11,466

Cash and cash equivalents, end of the period	$60,343	$164,943

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$122,217	$48,795
Taxes paid	56	—

Non-cash investing and financing activities:
Increase in unsettled security purchases	$2,271	$179,773
(Increase) decrease in principal receivable	(433)	9,215
Transfer of loans held-for-investment to real estate owned	2,879	—
Acquisition of mortgage-backed securities available-for-sale through collateralized debt obligations	(3,986)	—
Principal payments of mortgage-backed securities available-for-sale	183	—
Paydown of warehouse lending facilities	(183)	—
Increase in cash distributions payable to stockholders	75	766
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Luminent Mortgage Capital, Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations on June 11, 2003 upon completion of a private placement offering. On December 18, 2003, the Company completed the initial public offering of its shares of common stock and began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. On March 29, 2004 and October 12, 2006, the Company completed follow-on public offerings of its common stock.
          The Company is a real estate investment trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The Company operates as only one reportable segment as defined in Statement of Financial Accounting Standards, or SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
          The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2007.
          Descriptions of the significant accounting policies of the Company are included in Note 2 to the consolidated financial statements in the Company’s 2006 Form 10-K. There have been no significant changes to these policies during 2007 with the exception of the required adoption of SFAS No. 155 Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statement No. 133 and 140. See the description of recent accounting pronouncements below.
     Recent Accounting Pronouncements
          The FASB has placed an item on its SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on its consolidated balance sheet, and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income or current period income, depending on its classification under SFAS No. 115.
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
          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and it is expected that its REIT taxable income and its qualification as a REIT would not be affected. Also, net equity would not be materially affected.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) of SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007. The Company reviewed all securities that were purchased from January 1, 2007 to March 31, 2007. The adoption of this statement as of January 1, 2007 did not have a material effect on the Company’s financial statements; however, this review is required to be performed on an ongoing basis. From January 1, 2007 to March 31, 2007, the Company purchased certain hybrid securities which require bifurcation. The Company has elected to carry these securities at fair value as trading securities, although these securities were not acquired for resale. See Note 2 for further discussion. Changes in fair value of these securities will be recognized in other income.
     In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of this interpretation did not have a material impact on its financial statements.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 17, 2007. Early adoption of SFAS No. 159 was permitted as of the beginning of the fiscal year ending after November 17, 2007. The Company elected not to early adopt the Statement and is still evaluating the impact of this Statement on its consolidated financial statements.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 2—SECURITIES
     Mortgage-backed securities
          The following table summarizes the Company’s mortgage-backed securities including securities classified as available-for-sale and hybrid securities classified as trading at March 31, 2007 and December 31, 2006, which are carried at fair value (in thousands):

	March 31,	December 31,
	2007	2006
Amortized cost	$3,251,597	$2,930,878
Unrealized gains	10,051	7,549
Unrealized losses	(8,279)	(7,489)

Fair value	$3,253,369	$2,930,938

          At March 31, 2007 and December 31, 2006, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 99.1% and 99.0% of face amount, respectively.
          The Company purchased securities in the three months ended March 31, 2007 with an amortized cost basis of $136.4 million at March 31, 2007, which are hybrid securities under the definition of SFAS No. 155. The Company elected to account for these securities as trading securities for which changes in fair value will be recognized in income. The change in fair value for the three months ended March 31, 2007 was $59 thousand.
          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
          The following table summarizes the Company’s mortgage-backed securities at March 31, 2007, according to their estimated weighted-average life classifications (dollars in thousands):

			Weighted-
		Amortized	Average
Weighted-Average Life	Fair Value	Cost	Coupon
Less than one year	$297,025	$296,494	5.77%
Greater than one year and less than five years	2,905,998	2,900,655	5.88
Greater than five years	50,346	54,448	6.93

Total	$3,253,369	$3,251,597	5.88%

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

     The weighted-average lives of the mortgage-backed securities at March 31, 2007 and December 31, 2006 in the tables above are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.
     The actual weighted-average lives of the mortgage-backed securities could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.
     The following table shows the Company’s mortgage-backed securities’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Agency-backed mortgage-backed securities	$5,986	$(29)	$1,210	$(17)	$7,196	$(46)

Non-agency-backed mortgage-backed securities	1,109,960	(3,321)	180,997	(4,912)	1,290,957	(8,233)

Total temporarily impaired mortgage-backed securities	$1,115,946	$(3,350)	$182,207	$(4,929)	$1,298,153	$(8,279)

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

     At March 31, 2007, the Company held $3.3 billion of mortgage-backed securities at fair value, comprised of $2.3 billion in the Spread portfolio and $1.0 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $7.7 million and unrealized losses of $7.4 million. At December 31, 2006, the Company held approximately $2.9 billion of mortgage-backed securities at fair value, comprised of approximately $2.1 billion in the Spread portfolio and $0.8 billion in the Residential Mortgage Credit portfolio, net of unrealized gains of $7.5 million and unrealized losses of $7.5 million.
     During the three months ended March 31, 2006, the Company recognized total impairment losses on mortgage-backed securities in the Spread portfolio of $1.7 million. The impairment loss recognized in the three months ended March 31, 2006 was due to the Company’s decision to reposition the Spread portfolio. The Company did not intend to hold certain mortgage-backed securities in the Spread portfolio that were at unrealized loss positions for a period of time sufficient to allow for recovery in fair value. The Company determined that the unrealized losses on these mortgage-backed securities reflected at March 31, 2006 were other-than-temporary impairments as defined in SFAS No. 115, and therefore the Company recognized impairment losses in its consolidated statement of operations. No impairment losses were recognized in mortgage-backed securities in the Spread portfolio during the three months ended March 31, 2007
     At March 31, 2007 and December 31, 2006, the Spread portfolio contained mortgage-backed securities with unrealized losses of $0.8 million and $0.4 million, respectively. The Company intends to hold the mortgage-backed securities in the Spread portfolio for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value of the securities held. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributable to changes in interest rates. At March 31, 2007 and December 31, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase and all of the securities were AAA-rated non-agency-backed or agency-backed mortgage-backed securities. As such, the Company does not believe any of these securities are other-than-temporarily impaired at March 31, 2007 and December 31, 2006.
     Certain of the mortgage-backed securities in the Company’s Residential Mortgage Credit portfolio are accounted for in accordance with the Emerging Issues Task Force, or EITF 99-20, Recognition of interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to market value if the market value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of a mortgage-backed security in its consolidated statement of

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial. During the three months ended March 31, 2007, the Company recorded losses due to other-than-temporary impairments of $4 thousand in the Residential Mortgage Credit portfolio due to changes in loss assumptions on certain Residential Mortgage Credit securities.
          At March 31, 2007 and December 31, 2006, the Residential Mortgage Portfolio contained mortgage-backed securities with unrealized losses of $7.4 million and $7.1 million in mortgage-backed securities held in the Company’s Residential Mortgage Credit portfolio. The Company has the intent to hold these mortgage-backed securities for a period of time, to maturity if necessary, sufficient to allow for the anticipated recovery in fair value. The temporary impairment of these mortgage-backed securities results from the fair value of the mortgage-backed securities falling below their amortized cost basis and is solely attributable to changes in interest rates. At March 31, 2007 and December 31, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase. As such, the Company does not believe any of these securities are other-than-temporarily impaired at March 31, 2007 and December 31, 2006.
          During the three months ended March 31, 2007, the Company had realized losses of $15.5 million on the sale of securities in its Residential Mortgage credit portfolio. These securities were selected for sale due to their rising level of delinquencies in the underlying loan collateral which was noted in the first quarter of 2007, as well as to reduce the Company’s exposure to certain mortgage-backed asset issuers. During the three months ended March 31, 2006, the Company had realized gains of $9.6 million and realized losses of $7.6 million on the sale of mortgage backed securities. Securities were sold during the first quarter of 2006 in order to reposition the portfolio.
     Other securities
          The following table summarizes the Company’s other securities classified as available-for-sale at March 31, 2007 and December 31, 2006, which are carried at fair value (in thousands):

	March 31, 2007			December 31, 2006
	Equity	Debt		Equity	Debt
	Securities	Securities	Total	Securities	Securities	Total
Amortized cost	$1,050	$1,271	$2,321	$1,050	$—	$1,050
Unrealized gains		—	—	—	48	48
Unrealized losses	(125)	(8)	(133)	—	—	—

Fair value	$925	$1,263	$2,188	$1,098	$—	$1,098

NOTE 3—LOANS HELD-FOR-INVESTMENT
     The following table summarizes the Company’s residential mortgage loans classified as held-for-investment at March 31, 2007 and December 31, 2006, which are carried at amortized cost, net of allowance for loan losses (in thousands):

	March 31,	December 31,
	2007	2006
Principal	$5,452,591	$5,472,325
Unamortized premium	124,840	124,412

Amortized cost	5,577,431	5,596,737
Allowance for loan losses	(8,262)	(5,020)

Total residential loans, net of allowance for loan losses	$5,569,169	$5,591,717

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     At March 31, 2007 and December 31, 2006, residential mortgage loans had a weighted-average amortized cost of 102.3% and 102.3% of face amount, respectively.
          The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the three months ended March 31, 2007 (in thousands):

For the Three
Months Ended
March 31,
2007
Balance, beginning of period	$5,020
Provision for loan losses	3,543
Usage of allowance	(301)

Balance, end of period	$8,262

          On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses. Based on this analysis, the Company recorded a provision for loan losses of $3.5 million for the three months ended March 31, 2007 on the residential mortgage loan portfolio. At March 31, 2006, the Company had not recorded an allowance for loan losses because none of the loans held in the portfolio were considered impaired. At March 31, 2007 and December 31, 2006, $51.8 million and $33.9 million, respectively, of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. Net of delinquent loans which are 90 days or more past due which we believe will be repurchased, our allowance for loan losses represent 21.6% of our loans 90 days or more past due.
NOTE 4—BORROWINGS
     The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of various financing arrangements.
     The following table presents summarized information with respect to the Company’s borrowings at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007			December 31, 2006
		Weighted-			Weighted-
	Borrowings	Average	Fair Value of	Borrowings	Average	Fair Value of
	Outstanding(1)	Interest Rate	Collateral(2)	Outstanding(1)	Interest Rate	Collateral(2)
Mortgage-backed notes	4,270,888	5.56%	$4,270,739	$3,914,932	5.60%	$3,919,354
Repurchase agreements	2,880,678	5.42	3,046,210	2,707,915	5.45	2,909,895
Commercial paper facility	619,022	5.36	625,041	637,677	5.36	643,823
Collateralized debt obligations	271,000	6.44	268,390	—	—	—
Warehouse lending facilities	403,232	5.82	420,925	752,777	5.80	794,420
Junior subordinated notes	92,788	8.58	none	92,788	8.58	none

Total	$8,537,608	5.57%	$8,631,305	$8,104,089	5.58%	$8,267,492

(1)	Outstanding balances for mortgage-backed notes exclude $2.7 million in unamortized premium at March 31, 2007 and December 31, 2006. Outstanding balances of collateralized debt obligations exclude unamortized discounts of $1.0 million at March 31, 2007.

(2)	Collateral for borrowings consists of mortgage-backed securities available-for-sale and loans held-for-investment.
     Mortgage-backed Notes
          At March 31, 2007 and December 31, 2006, the Company had mortgage-backed notes with an outstanding balance of $4.3 billion and $3.9 billion, respectively, and with a weighted-average borrowing rate of 5.56% and

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
5.60%, respectively, per annum. The borrowing rates of the mortgage-backed notes reset monthly based on LIBOR except for $0.2 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Unpaid interest on the mortgage-backed notes was $5.0 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively. The stated maturities of the mortgage-backed notes at March 31, 2007 were between 2035 and 2047. The stated maturities of the mortgage-backed notes at December 31, 2006 were between 2035 and 2046. At March 31, 2007 and December 31, 2006, residential mortgage loans with an estimated fair value of $4.3 billion and $3.9 billion were pledged as collateral for mortgage-backed notes issued.
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
          The following table presents the outstanding balance and weighted-average interest rate of each series of mortgage-backed notes issued by the Company at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted-		Weighted-
	Borrowings	Average	Borrowings	Average
	Outstanding(1)	Interest Rate	Outstanding(1)	Interest Rate
LUM 2005-1	$343,966	5.60%	$368,203	5.63%
LUM 2006-1	421,909	5.61	495,453	5.64
LUM 2006-2	581,403	5.55	668,049	5.58
LUM 2006-3	548,254	5.67	588,999	5.69
LUM 2006-4	292,568	5.52	324,819	5.55
LUM 2006-6	664,131	5.55	712,959	5.58
LUM 2006-7	752,061	5.53	756,450	5.55
LUM 2007-1	666,596	5.49	—	—

Total	$4,270,888	5.56%	$3,914,932	5.60%

(1)	Outstanding balances for mortgage-backed notes exclude $2.7 million in unamortized premium as of March 31, 2007 and December 31, 2006. Collateral for borrowings consists of loans held-for-investment.
     Repurchase Agreements
          The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of most of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month London Interbank Offered Rate, or LIBOR. At March 31, 2007 and December 31, 2006, the Company had repurchase agreements with an outstanding balance of $2.9 billion and $2.7 billion, respectively, and with weighted-average interest rates of 5.42% and 5.45%, respectively. At March 31, 2007 and December 31, 2006, mortgage-backed securities and loans held-for-investment pledged as collateral for repurchase agreements had estimated fair values of $3.0 billion and $2.9 billion, respectively.
          At March 31, 2007, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	2,377,123
Between 31 and 90 days	60,800
Between 91 and 1,094 days	442,755

Total	2,880,678

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          At December 31, 2006, repurchase agreements had the following remaining maturities (in thousands):

Overnight 1 day or less	$—
Between 2 and 30 days	2,070,939
Between 31 and 90 days	201,976
Between 91 and 636 days	435,000

Total	$2,707,915

     Commercial Paper Facility
          In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed security portfolio. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that are rated by the rating agencies Standard & Poor’s and Moody’s. At March 31, 2007 and December 31, 2006, the outstanding balance on the commercial paper facility was $619.0 million and $637.7 million, respectively. The weighted-average interest rate was 5.36% at March 31, 2007 and December 31, 2007, respectively.
     Collateralized Debt Obligations
          In March 2007, the Company issued $400.0 million of collateralized debt obligations, or CDOs, from Charles Fort CDO I, Ltd., a qualified REIT subsidiary of the Company. The CDOs were in the form of floating-rate pass-through certificates collateralized by $289.1 million of the Company’s mortgage-backed securities and $59.1 million of mortgage-backed securities that the Company retained from prior whole loan securitizations. Of the $400.0 million of CDOs issued, $271.0 million were purchased by third party investors and the Company retained $129.0 million of certificates including subordinated certificates, which provide credit support to the certificates issued to third party investors. The interest rates on the floating-rate pass-through certificates reset quarterly and are indexed to three-month LIBOR. The entity has an uninvested cash balance at March 31, 2007 of $51.4 million which will be used to purchase additional mortgage-backed securities as collateral for the CDOs. This securitization transaction was accounted for as a financing of the mortgage-backed securities. At March 31, 2007, the Company’s CDOs had a balance of $271.0 million, the weighted-average interest rate was 6.44%. See Note 11, Subsequent Events for further detail of CDOs.
     Warehouse Lending Facilities
          Mortgage Loan Financing. The Company has established warehouse lending facilities which are structured as repurchase agreements. These facilities are the Company’s primary source of funding for acquiring mortgage loans. These warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days.
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
          Asset-backed Securities Financing. During the year ended December 31, 2006, the Company established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. The facility was used to

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
purchase mortgage-backed securities rated below AAA until the Company financed the securities permanently through CDOs. This warehouse lending facility was a short-term borrowing arrangement that was secured by asset-backed securities, bearing interest based on LIBOR. The facility was terminated in March 2007 concurrently with the permanent financing of the asset-backed securities by the CDOs.
          The total borrowing capacity under the Company’s warehouse lending facilities was $2.5 billion and $3.0 billion at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, $0.4 billion and $0.8 billion, respectively, were outstanding under the Company’s warehouse lending facilities.
          At March 31, 2007 and December 31, 2006, the Company’s warehouse lending facilities included the following (in millions):

	At March 31, 2007			At December 31, 2006
			Weighted-			Weighted-
	Borrowing	Borrowings	Average	Borrowing	Borrowings	Average
Counterparty	Capacity	Outstanding	Interest Rate	Capacity	Outstanding	Interest Rate
Mortgage loan financing:
Greenwich Capital Financial Products, Inc.	$1,000.0	$403.2	5.82%	$1,000.0	$455.2	5.80%
Barclays Bank plc	1,000.0	—	—	1,000.0	290.1	5.78
Bear Stearns Mortgage Capital Corp.	500.0	—	—	500.0	7.5	5.77
Asset-backed securities financing:
Greenwich Capital Financial Products, Inc.	—	—	—	500.0	—	—

Total	$2,500.0	$403.2	5.82%	$3,000.0	$752.8	5.80%

          At March 31, 2007, the Company was in compliance with all of its debt covenants for all borrowing arrangements and credit facilities.
     Junior Subordinated Notes
          Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The note balances and related weighted-average interest rates listed by trust were as follows at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Borrowings	Interest	Borrowings	Interest
	Outstanding	Rate	Outstanding	Rate
Junior subordinated notes:
DST I	$51,550	8.16%	$51,550	8.16%
DST II	41,238	9.10	41,238	9.11

Total	$92,788	8.58%	$92,788	8.58%

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
     Margin Lending Facility
          The Company has a margin lending facility with its primary custodian from which the Company may borrow money in connection with the purchase or sale of securities. The terms of the borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable immediately upon demand by the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2007 and December 31, 2006.
     Capitalized Financing Costs
          At March 31, 2007 and December 31, 2006, the Company had unamortized capitalized financing costs of $20.7 million and $15.9 million, respectively, related to the Company’s borrowings, which were deferred at the issuance date of the related borrowing and are being amortized using the effective yield method over the estimated life of the borrowing.
NOTE 5—CAPITAL STOCK AND EARNINGS PER SHARE
          At March 31, 2007 and December 31, 2006, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2007 and December 31, 2006, 47,958,510 and 47,808,510 shares of common stock, respectively, were outstanding and no shares of preferred stock were outstanding.
          On November 7, 2005, the Company announced that its board of directors had authorized a share repurchase program that permits the Company to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced the initiation of an additional share repurchase program to acquire an incremental 3,000,000 shares. Through March 31, 2007, the Company had repurchased 2,594,285 shares at a weighted-average price of $8.00 and was authorized to acquire up to 2,405,715 more common shares.
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

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income (in thousands)	$14,387	$14,387	$17,779	$17,779

Weighted-average number of common shares outstanding	47,316,058	47,316,058	39,491,786	39,491,786
Additional shares due to assumed conversion of dilutive instruments	—	111,444	—	226,766

Adjusted weighted-average number of common shares outstanding	47,316,058	47,427,502	39,491,786	39,718,552

Net income per share	$0.30	$0.30	$0.45	$0.45

NOTE 6—2003 STOCK INCENTIVE PLANS
          The Company adopted a 2003 Stock Incentive Plan, effective June 4, 2003, and a 2003 Outside Advisors Stock Incentive Plan, effective June 4, 2003, pursuant to which up to 1,000,000 shares of the Company’s common stock are authorized to be awarded at the discretion of the compensation committee of the board of directors. On May 25, 2005, these plans were amended to increase the total number of shares reserved for issuance from 1,000,000 shares to 2,000,000 shares and to set the share limits at 1,850,000 shares for the 2003 Stock Incentive Plan and 150,000 shares for the 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans provide for the grant of awards that meet the requirements of Section 422 of the Internal Revenue Code, or the Code, of non-qualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards and dividend equivalent rights. The maximum term of each grant is determined on the grant date by the compensation committee and may not exceed 10 years. The exercise price and the vesting requirement of each grant are determined on the grant date by the compensation committee. The Company uses historical data to estimate stock option exercises and employee termination in its calculations of stock-based employee compensation expense and expected terms.
          The following table illustrates the common stock available for grant at March 31, 2007:

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	931,166	—	931,166
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	918,834	150,000	1,068,834

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          At March 31, 2007, the Company had outstanding stock options under the plans with expiration dates of 2013. The following table summarizes all stock option transactions during the three months ended March 31, 2007:

2007
Weighted-
	Number	Average
	of	Exercise
	Options	Price
Outstanding, beginning of period	55,000	$14.82
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	55,000	$14.82

          The following table summarizes certain information about stock options outstanding at March 31, 2007:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
Range of		Remaining	Weighted-		Remaining	Weighted-
Exercise	Number of	Life	Average	Number of	Life	Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price
$13.00-$14.00	5,000	6.6	$13.00	5,000	6.6	$13.00
$14.01-$15.00	50,000	6.3	15.00	50,000	6.3	15.00

$13.00-$15.00	55,000		$14.82	55,000		$14.82

          The aggregate intrinsic value of outstanding stock options and exercisable stock options at March 31, 2007 was zero. All outstanding stock options were fully vested at March 31, 2007.
          The following table illustrates the changes in common stock awards during the three months ended March 31, 2007:

	Number of	Weighted-Average
	Common Shares	Issue Price
Outstanding, beginning of period	721,329	$9.13
Issued	150,000	9.71
Repurchased	—	—

Outstanding, end of period	871,329	$9.23

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
          The following table illustrates the changes in nonvested common stock awards during the three months ended March 31, 2007:

		Weighted-
		Average
	Number of	Grant-Date Fair
	Common Shares	Value
Nonvested, beginning of the period	555,923	$9.20
Granted	150,000	9.71
Vested	(133,316)	8.68
Repurchased	—	—

Nonvested, end of the period	572,607	$9.46

          Total stock-based employee compensation expense related to common stock awards for the three months ended March 31, 2007 and 2006 was $0.7 million and $1.1 million, respectively. At March 31, 2007, stock-based

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
employee compensation expense of $4.7 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.3 years.
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of securities is equal to their carrying value presented in the consolidated balance sheet. The fair value of cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, commercial paper, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates cost at March 31, 2007 and December 31, 2006 due to the short-term nature of these instruments. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.5 million, respectively, at March 31, 2007. The carrying value and fair value of the Company’s junior subordinated notes was $92.8 million and $91.3 million, respectively, at December 31, 2006. The carrying value and fair value of the Company’s loans held-for-investment was $5.6 billion and $5.5 billion, respectively, at March 31, 2007. The carrying value and fair value of the Company’s loans held-for-investment was $5.6 billion at December 31, 2006. The carrying value and fair value of the Company’s mortgage-backed notes was $4.3 billion at March 31, 2007 and $3.9 billion December 31, 2006. The carrying value and fair value of the Company’s CDOs was $270.0 million at March 31, 2007. No CDOs were outstanding at December 31, 2006.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME
          The following is a summary of the components of accumulated other comprehensive income at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized holding losses on mortgage-backed securities available-for-sale	$(13,685)	$(5,957)
Reclassification adjustment for net losses (gains) on mortgage-backed securities available-for-sale included in net income	15,453	(993)
Impairment losses on mortgage-backed securities	4	7,010

Net unrealized gain on mortgage-backed securities available-for-sale	1,772	60
Net deferred realized and unrealized gains on cash flow hedges	3,290	3,734
Net unrealized losses (gains) on equity securities available-for-sale	(125)	48
Net unrealized losses on debt securities available-for-sale	(8)	—

Accumulated other comprehensive income	$4,929	$3,842

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Company seeks to manage its interest rate risk and credit exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from: (1) the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. The Company also seeks to manage its credit risk exposure which may arise from the creditworthiness of the holders of the mortgages underlying its mortgage-related assets. Among other strategies, the Company may use Eurodollar futures contracts, swaption contracts, interest rate swap contracts, credit default swaps, nterest rate cap contracts forward sales of To-be-Announced, or TBA, mortgage-backed securities and other risk-sharing arrangements to manage these risks.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          The following table is a summary of derivative contracts held at March 31, 2007 and December 31, 2006 (in thousands):

	Estimated Fair Value
	March 31,	December 31,
	2007	2006
Eurodollar futures contracts sold short	$740	$149
Interest rate swap contracts	1,469	4,383
Interest rate cap contracts	1,782	1,531
Credit default swaps	15,852	6,958
Forward sales of TBA mortgage-backed securities	105	—
     Free Standing Derivatives
          Free standing derivative contracts are carried on the consolidated balance sheet at fair value. Net unrealized gains of $4.7 million and $9.6 million were recognized in other income due to the change in fair value of these contracts during the three months ended March 31, 2007 and 2006, respectively.
          The Company realized net gains on free standing derivative contracts of $11.0 million and zero in other income during the three months ended March 31, 2007 and 2006, respectively. Realized net gains include realized gains and losses on derivative contracts and other income and expense on free standing derivatives.
     Cash Flow Hedging Strategies
          Prior to January 1, 2006, the Company entered into derivative contracts that were accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, was recorded in other comprehensive income or loss. Hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. Under hedge accounting, realized gains and losses were reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Realized gains and losses included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. All changes in value of derivative instruments that had previously been accounted for under hedge accounting are recognized in other income or expense.
          During the three months ended March 31, 2007 and 2006, interest expense decreased by $0.1 million and $1.5 million, respectively, due to the amortization of net realized gains on Eurodollar futures contracts.
          During the three months ended March 31, 2007 and 2006, interest expense decreased by $0.4 million and $1.6 million due to the amortization of effectiveness gains on Eurodollar futures contracts and interest rate swap contracts.
     Purchase Commitment Derivatives
          The Company may enter into commitments to purchase mortgage loans, or purchase commitments, from the Company’s network of originators. Each purchase commitment is evaluated in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. At March 31, 2007, outstanding purchase commitments with a net unrealized loss of $0.5 million were recorded on the Company’s consolidated statement of operations. There were no outstanding purchase commitments at December 31, 2006.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
          During the three months ended March 31, 2007 and 2006, net losses of $0.6 million and $1.0 million related to purchase commitment derivatives were recorded in other expense on the Company’s consolidated statement of operations.
NOTE 10—INCOME TAXES
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
          The Company has a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. In the first quarter of 2007, this taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state effective tax rate. The same taxable REIT subsidiary was subject to the Pennsylvania Capital Stock and Franchise Tax as well as Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. The Company also has a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing.
          Distributions declared per share were $0.30 and $0.05 for the quarters ended March 31, 2007 and 2006, respectively. All distributions were classified as ordinary income to stockholders for income tax purposes.
NOTE 11—SUBSEQUENT EVENTS
          In May 2007, a securitization entity sponsored by the Company issued $657.0 million of mortgage-backed securities through Luminent Mortgage Trust 2007-2 which are collateralized by $662.1 of mortgage loans. The Company retained $3.9 million of the securities and sold $653.1 million to third parties. The securitization has been accounted for as financings under SFAS No. 140.
          Subsequent to March 31, 2007, the Company sold $25.0 million of CDOs which were originally retained at the closing of the CDO issuance. Additionally, $37.3 million of the uninvested cash balance at the closing of the transaction has been invested in mortgage-backed securities which will collateralize the CDO’s leaving a remaining uninvested cash balance of $11.6 million as of May 9, 2007.
          On April 11, 2007, the Company announced the adoption of a stock repurchase plan in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 allows a public company to adopt a written, prearranged stock repurchase plan when it does not have material, non-public information in its possession. The adoption of this stock repurchase plan will allow the Company to repurchase shares during periods when it might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company repurchased a total of 2.2 million shares under repurchase programs through May 9, 2007.
          On May 7, 2007, Luminent’s board of directors approved an authorization to repurchase an additional five million shares of common stock. As of May 9, 2007 the Company is authorized to acquire up to 5.2 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. “Cautionary Note regarding Forward-looking Statements.” As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Form 10-Q, Item 1A of our 2006 Form 10-K, elsewhere in this Quarterly Report or incorporated by reference herein, our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
     Executive Summary
     Key metrics of our company as of March 31, 2007 are as follows:

Financial performance:
Return on equity	12.1%
Net interest spread	1.33%
Quarterly dividend declared	$0.30 Per share

Mortgage-backed assets:
Percentage of total securitized assets rated AAA	81.5%
Weighted average credit rating of mortgage-backed securities	AA
Percentage of total assets that are non-investment grade	3.0%
Asset/liability duration gap	1 month

Mortgage loans:
Weighted average loan-to-value (1)	72.8%
Weighted average FICO score	714
Number of loans with FICO scores below 620	11
Percentage of loans with FICO scores above 700	59.4%
Percentage of no documentation loans	2.3%
Percentage owner occupied properties	86.4%
Percentage single family properties	83.5%

(1)	Including the effect of mortgage insurance
          Our primary mission is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages. We are a real estate investment trust, or REIT, which, together with our subsidiaries, invests in two core mortgage investment strategies. Under our Residential Mortgage Credit strategy, we invest in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under our Spread strategy, we invest primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities.
          Our Residential Mortgage Credit portfolio represents the majority of our overall asset portfolio with investments that are less sensitive to interest rates, and therefore more predictable and sustainable. Our credit strategy seeks to structure, acquire and fund mortgage loans that will provide long-term reliable income to our stockholders. We seek to accomplish this goal primarily through the purchase of mortgage loans that we design through selected high quality providers with whom we have long and well-established relationships. As a secondary strategy, we invest in subordinated mortgage-backed securities or other debt securities that have credit ratings below AAA. We do this opportunistically as we discover value and credit arbitrage opportunities in the market. We then securitize those loans and mortgage-backed securities and seek to retain the most valuable tranches of the securitizations. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets and mortgage-backed securities with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us; however, our mortgage loans and mortgage-backed assets are pledged as collateral for the securities we issue. Approximately 96% of the securities in our Spread portfolio consist of residential mortgage-backed securities with interest rates that reset within one month or less and the balance reset within one year.
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
          Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business.

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
          We invest in high-quality residential mortgage loans, AAA-rated and agency-backed mortgage-backed securities and subordinated mortgage-backed securities which have significant structural credit enhancement. At March 31, 2007, 61.5% of our assets consisted of first lien, prime quality residential mortgage loans, with a weighted-average FICO score of 714 and a weighted-average loan-to-value ratio, net of mortgage insurance, of 72.8%. Our AAA-rated and agency-backed mortgage-backed securities portfolio represented 25.3% of our assets at March 31, 2007. This portfolio has virtually no credit risk. Our subordinated mortgage-backed securities portfolio represented 10.7% of our assets at March 31, 2007 and had a weighted-average credit rating of A-. Structured credit enhancements in this portfolio provide us with significant protection against credit loss. Our diversified business model provides us flexibility to allocate capital to our various investment strategies as market conditions change.
          We neither directly originate mortgage loans nor directly service mortgage loans. We purchase pools of mortgage loans through our diverse network of well-capitalized origination partners. All of the loans we purchase are underwritten to agreed-upon specifications in conjunction with our selected high-quality originators. In addition, we obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the guidelines. An originator who breaches its representations and warranties may be obligated to repurchase loans from us.
          Within the loan market, we have focused on prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We diligently review the credit risk associated with each mortgage loan pool we purchase. We employ a comprehensive underwriting process, driven by our experienced personnel. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80% and, in certain pools, we purchase supplemental mortgage insurance down to the 75% loan-to-value ratio level.
          Our mortgage loan portfolio has virtually no exposure to the subprime sector, which is currently generating high delinquencies. At March 31, 2007, mortgage loans with FICO scores less than 620, a measure that is generally considered to be an indicator of subprime, represented only 11 loans or 0.1% of our total mortgage loan portfolio. In addition, at March 31, 2007, none of our mortgage loans had loan-to-value ratios, net of mortgage insurance, greater than 80%. “No documentation” loans as a percentage of our total loan portfolio was just 2.3% at March 31, 2007. We believe that our collateral characteristics, as well as our comprehensive underwriting process, provide us with strong protection against credit loss.
          The number of seriously delinquent loans in our loan portfolio was just 87 basis points (0.87%) of total loans at March 31, 2007. This percentage is well within our expectations for performance and compares very favorably with industry statistics for prime ARM loans, for which the Mortgage Banker’s Association reports a serious delinquency rate of 145 basis points (1.45%) at December 31, 2006. Our credit performance bears no resemblance to subprime performance, for which the Mortgage Banker’s Association reports a serious delinquency rate of 916 basis points (9.16%) at December 31, 2006. We evaluate our mortgage loan portfolio for impairment on a quarterly basis, and increase or decrease our allowance for loan losses based on that analysis. Our allowance for loan losses was $8.3 million at March 31, 2007. When foreclosures occur, we believe we will realize modest severities, due to the low weighted-average loan-to-value ratios in our portfolio and to current indications from our ongoing surveillance of property valuations on delinquent loans.
          We finance our portfolios of mortgage loans and mortgage-backed securities through the use of repurchase agreements, securitization transactions structured as secured financings, a commercial paper facility, warehouse lending facilities and junior subordinated notes. We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At March 31, 2007, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.1x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through the types of borrowings, including the non-recourse mortgage-backed notes and collateralized debt obligations issued to finance our securitized mortgage loans and mortgage-backed securities, in order to manage our liquidity and interest rate related risks.
          We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At March 31, 2007, we had unencumbered assets of over $200 million, consisting of unpledged mortgage-backed securities, equity securities, and cash and cash equivalents. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.
          Our business is affected by the following economic and industry factors that may have a material adverse effect on our financial condition and results of operations:
•	interest rate trends and changes in the yield curve;
•	the availability of a sufficient supply of mortgage loans and mortgage-backed securities for purchase that meet our standards;
•	rates of prepayment on our mortgage loans and the mortgages underlying our mortgage-backed securities;
•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;
•	highly competitive markets for investment opportunities; and
•	other market developments.
          In addition, several factors relating to our business may also impact our financial condition and results of operations. These factors include:
•	credit risk as defined by prepayments, delinquencies and defaults on our mortgage loans and the mortgage loans underlying our mortgage-backed securities;
•	overall leverage of our portfolio;
•	access to funding and adequate borrowing capacity;
•	negative amortization;
•	increases in our borrowing costs;
•	the ability to use derivatives to mitigate our interest rate, credit risk and prepayment risks;
•	the market value of our investments; and
•	compliance with REIT requirements and the requirements we must meet to qualify for an exemption under the Investment Company Act of 1940.
          Refer to “Risk Factors” in Item 1A of our 2006 Form 10-K for additional discussion regarding these and other risk factors that affect our business. Refer to “Credit Risk” and “Interest Rate Risk” in Item 7A of this Form 10-Q and our 2006 Form 10-K for additional credit risk and interest rate risk discussion.

Critical Accounting Policies
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of our 2006 Form 10-K for a further discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:
     Classifications of Investment Securities
          Our investment securities are generally classified as available-for-sale and are carried on our consolidated balance sheet at their fair value. The classification of securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than through results of operations. If our available-for-sale securities were classified as trading securities, our results of operations could experience substantially greater volatility from period-to-period. We hold certain hybrid securities which we have elected in accordance with the Statement of Financial Accounting Standards, or SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 to account for as trading securities. These securities were not acquired for resale. Changes in the fair value of trading securities are required to be reported in the results of operations and therefore we may experience volatility in our results of operations from period to period.
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
          We estimate the fair value of our Residential Mortgage Credit portfolio of mortgage-backed securities using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell the mortgage-backed securities. Our estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine market values.
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
          We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2006, we recognized total impairment losses on mortgage-backed securities in our Spread portfolio of $1.7 million. The impairment loss recognized in the three months ended March 31, 2006 was due to our decision to reposition our Spread portfolio. We did not intend to hold certain mortgage-backed securities in our Spread portfolio that were at unrealized loss positions for a period of time sufficient to allow for recovery in fair value. We determined that the unrealized losses on these mortgage-backed securities reflected at March 31, 2006 were other-than-temporary impairments as defined in SFAS No. 115, and therefore we recognized impairment losses in our consolidated statement of operations. We also recognized impairment losses of $4 thousand during the three months ended March 31, 2007 on mortgage-backed securities in our Residential Mortgage Credit portfolio due to other-than-temporary impairments. At March 31, 2007, we had gross unrealized losses on our mortgage-backed securities classified as available-for-sale of $8.3 million which, if not recovered, may result in the recognition of future losses.
          We evaluate the determination of other-than-temporary impairment at least quarterly. If future evaluations conclude that impairment is other-than-temporary, we may need to realize a loss that would have an impact on income.
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
     Allowance and Provision for Loan Losses
          We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of our allowance for loan losses, we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. In our review of national and local economic trends and conditions we consider, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.
          To estimate the allowance for loan losses, we first identify impaired loans. Loans purchased with relatively smaller balances and substantially similar characteristics are evaluated collectively for impairment. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. We consider loans impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments, or if it is unlikely that the seller will repurchase the loan in situations were we have the contractual right request a repurchase. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
          Our allowance for loan losses is established using mortgage industry experience and rating agency projections for loans with characteristics that are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. We then use our judgment to ensure all relevant factors that could affect our loss levels are considered and would adjust the allowance for loan losses if we believe that an adjustment is warranted. We include the effect of our contractual right to put loans back to sellers in the event of early pay default or fraud. We have established procedures to perform contract enforcement and have been successful in this effort. Over time, as our loan portfolio seasons and generates actual loss experience, we will incorporate our actual loss history for forecasting losses and establishing credit reserves.

          We performed an allowance for loan losses analysis at March 31, 2007 and recorded a $3.5 million provision for the three months ended March 31, 2007.
     Interest Income Recognition
          We accrue interest income on our mortgage-backed securities based on the coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted as adjustments to interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on our future results of operations. We account for certain of the mortgage-backed securities in our Residential Mortgage Credit portfolio in accordance with Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. We recognize interest income using the effective yield method. We use the prospective method for adjusting the level yield used to recognize interest income when estimates of future cash flows over the remaining life of the security either increase or decrease. We project cash flows based on management’s assumptions for prepayment rates and credit losses using data provided by a third party service provider. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.
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
     Securitizations
          We create securitization entities as a means of securing long-term, non-recourse collateralized financing for our residential mortgage loan portfolio and mortgage-backed securities portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet. Residential mortgage loans or mortgage-backed securities are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes or collateralized debt obligations, or CDO’s are issued. On a consolidated basis, we account for securitizations as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans or mortgage-backed notes transferred to securitization entities collateralize the debt issued, and, as a result, those investments are not available to us, our creditors or our stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans or mortgage-backed securities by the related bankruptcy-remote legal entity.
     Accounting for Derivative Financial Instruments and Hedging Activities
          We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, credit default swaps and risk-sharing arrangements as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. Effective January 1, 2006, we discontinued the use of hedge accounting, in accordance with SFAS No. 133. All changes in value of derivative contracts that had previously been accounted for under hedge accounting are now recorded in other income or expense and could potentially result in increased volatility in our results of operations.
          We may enter into commitments to purchase mortgage loans, or purchase commitments, from our network of originators. We evaluate each purchase commitment in accordance with SFAS No. 133 to determine whether the purchase commitment meets the definition of a derivative instrument. Purchase commitments that meet the definition of a derivative instrument are recorded at their estimated fair value on our consolidated balance sheet and any change in fair value of the purchase commitment is recognized in other income or expense. Upon settlement of the loan purchase, the purchase commitment derivative is derecognized and is included in the cost basis of the loans purchased.
     Recent Accounting Pronouncements
          The FASB has placed an item on its SFAS No. 140 project agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, we record such assets and the related financing gross on our consolidated balance sheet, and the corresponding interest income and interest expense gross on our consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income or current period income, depending on its classification under SFAS No. 115.
          However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140. In such cases, the seller may be required to continue to consolidate the assets sold to us, based on the seller’s continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, we may be precluded from presenting the assets gross on its balance sheet and may instead be required to treat our net investment in such assets as a derivative.
          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in our consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we expect that REIT taxable income and our qualification as a REIT would not be affected. Also, net equity would not be materially affected.
          In February 2006, the FASB issued SFAS No. 155. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) of SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007. We reviewed all securities we purchased on or after January 1, 2007. The adoption of this statement as of January 1, 2007 did not have a material effect on our financial statements however, this review is required to be performed on an ongoing basis. Since the adoption of the standard we purchased certain hybrid securities which require bifurcation. We have elected to carry these securities at fair value as trading securities although these securities were not acquired for resale. See Note 2 to our financial statement footnotes. We will recognize changes in fair value of these securities in other income.
          In June 2006, the FASB issued FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of this interpretation did not have a material impact on our financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 17, 2007. Early adoption of SFAS No. 159 was permitted as of the beginning of the fiscal year ending after November 17, 2007. We elected not to early adopt this statement and we are still evaluating the impact of this Statement on our financial statements.
Results of Operations
          For the three months ended March 31, 2007 and 2006, our net income was $14.4 million, or $0.30 per weighted-average share outstanding (basic and diluted), and $17.8 million, or $0.45 per weighted-average share outstanding (basic and diluted), respectively.
     The table below details the components of our net interest spread for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.97%	5.46%
Weighted-average cost of financing liabilities	5.64	4.51

Net interest spread	1.33%	0.95%

          We define weighted-average yield on average earning assets, net of premium amortization or discount accretion, as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average earning assets during the three months ended March 31, 2007 and 2006 were $8.4 billion and $4.5 billion, respectively.
          Total interest income from mortgage assets was $145.6 million and $61.6 million for the three months ended March 31, 2007 and 2006, respectively. The year-over-year increase in interest income is primarily due to the growth of our mortgage loan portfolio and credit sensitive bond portfolio as well as higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first quarter of 2006.

          Interest expense for the three months ended March 31, 2007 and 2006 was as follows (dollars in thousands):

	Three Months	Percentage	Three Months	Percentage
	Ended	of Average	Ended	of Average
	March 31,	Financing	March 31,	Financing
	2007	Liabilities	2006	Liabilities
Interest expense on mortgage-backed notes	$61,044	2.99%	$13,774	1.35%
Interest expense on repurchase agreement liabilities	36,414	1.78	28,015	2.74
Interest expense on commercial paper facility	9,150	0.45	—	—
Interest expense on warehouse lending facilities	6,868	0.34	3,201	0.31
Interest expense on junior subordinated notes	1,954	0.10	1,891	0.18
Interest expense on CDOs	146	nm	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(444)	(0.02)	(1,414)	(0.13)
Net interest expense on interest rate swap contracts	—	—	605	0.06
Other	72	nm	—	—

Total interest expense	$115,204	5.64%	$46,072	4.51%

nm = not meaningful
          We define our weighted-average cost of total financing liabilities as total interest expense divided by the weighted-average amount of our financing liabilities during the period, including mortgage-backed notes, CDOs, repurchase agreements, commercial paper, warehouse lending facilities and junior subordinated notes. Interest expense consists of interest payments on our debt and consolidated mortgage-backed notes issued, less the amortization of mortgage-backed securities issuance premiums. Mortgage-backed securities issuance premiums are created when interest-only securities and other mortgage-backed securities are issued at prices greater than their principal value. Weighted-average financing liabilities during the three months ended March 31, 2007 and 2006 were $8.4 billion and $4.1 billion, respectively.
          Interest expense for the three months ended March 31, 2007 and 2006 was $115.2 million and $46.1 million, respectively. The increase in interest expense is primarily due to the increase in the balance of the loans held-for-investment and mortgage-backed securities portfolios, as well as an increase in the overall level of interest rates between March 31, 2006 and March 31, 2007, which directly affects our costs of liabilities.
          The components of other income and expense for the three months ended March 31, 2007 and 2006 are summarized in the following table (dollars in millions):

	For the Three Months
	Ended March 31,
	2007	2006
Realized gains on derivative instruments, net	$10.7	$0.1
Unrealized gains (losses) on derivative instruments, net	4.2	8.6
Net interest income on interest rate swaps	0.8	—
Other derivative related expenses	(0.4)	—

Gains on derivatives, net	15.3	8.7

Other-than-temporary impairment losses	nm	(1.7)
Sales of mortgage-backed securities:
Gains	—	9.6
Losses	(15.5)	(7.5)

Sub-total	(15.4)	2.1

Other expense	(0.1)	(0.5)

Total	$(0.3)	$8.6

nm = not meaningful
          During the three months ended March 31, 2007, realized losses on the sale of mortgage-backed securities were $15.5 million which were mainly offset by realized and unrealized gains on derivative instruments of $14.9 million. During the three months ended March 31, 2006 realized gains were $9.6 million and realized losses were $7.5 million recognized on the sale of mortgage-backed securities. Other income for the three months ended March 31, 2007 and 2006 includes other-than-temporary impairment losses of $4 thousand and $1.7 million, respectively. The other-than-temporary impairment loss for the three months ended March 31, 2007 was due to assumption changes on certain Residential Mortgage Credit Securities. The other-than-temporary impairment loss recognized for the three months ended March 31, 2006 was related to certain assets that we did not intend to hold until their maturity or their unrealized losses recovered.
          Operating expenses for the three months ended March 31, 2007 and 2006 were $15.2 million and $6.3 million, respectively. The year-over-year increase in operating expenses is primarily due to increased operating expenses that are required to manage our Residential Mortgage Credit strategy. Servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $6.0 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006, and reflects the growth in our mortgage loans held-for-investment portfolio. The provision for loan losses was $3.5 million for the three months ended March 31, 2007, compared to zero for the three months ended March 31, 2006, and reflects the growth and seasoning of our mortgage loans held-for-investment. Salaries and benefits were $3.1 million during the three months ended March 31, 2007, compared to $2.4 million for the three months ended March 31, 2006, and reflects the addition of 20 new employees.
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
          The following table reconciles our GAAP net income to our estimated REIT taxable net income for the three months ended March 31, 2007 and 2006 (in thousands, except share and per share data):

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
GAAP net income	$14,387	$17,779
Adjustments to GAAP net income:
Interest income and interest expense, net	(15,304)	(2,220)
Impairment losses on mortgage-backed securities	4	1,717
Provision for loan losses	3,538	—
Servicing expense	5,640	1,019
Sales of mortgage-backed securities, net	15,453	(2,063)
Other, net	(9,439)	(7,905)

Net adjustments to GAAP net income	(108)	(9,452)

REIT taxable net income	$14,279	$8,327

REIT taxable net income per share	$0.30	$0.21
Average shares outstanding on dividend record date during the quarter	48,056,594	39,681,445

     Estimated undistributed REIT taxable net income for the three months ended March 31, 2007 and 2006 was as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Undistributed REIT taxable net income, beginning of period	$4,429	$3,154
REIT taxable net income earned during period	14,279	8,327
Distributions declared during period, net of dividend equivalent rights on restricted stock	(14,216)	(1,954)
Other adjustments	2,171	—

Undistributed REIT taxable net income, end of period	$6,663	$9,527

Cash distributions per share declared during period	$0.30	$0.05

Percentage of current year REIT taxable net income distributed	99.6%	23.5%

          We believe that these presentations of our REIT taxable net income are useful to investors because they are directly related to the distributions we are required to make in order to retain our REIT status. REIT taxable net income entails certain limitations, and by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.
Financial Condition
Mortgage-backed securities
          At March 31, 2007 and December 31, 2006, we held $3.3 billion and $2.9 billion, respectively, of mortgage-backed securities. Our investment strategy includes purchases of credit-sensitive residential mortgage-backed securities and other asset-backed securities that have credit ratings below AAA and purchases of U.S. agency and other AAA-rated single-family adjustable-rate and hybrid adjustable-rate mortgage-backed securities.

          The following table presents our mortgage-backed securities at March 31, 2007 and December 31, 2006 classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories (dollars in thousands):

	March 31, 2007		December 31, 2006
		Percentage of		Percentage of
		Total		Total
		Mortgage-		Mortgage-
		backed		backed
	Market Value	securities	Market Value	securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$192,449	5.9%	$129,096	4.4%
A/A rating	347,163	10.7	238,623	8.1
BBB/Baa rating	285,580	8.8	273,359	9.3

Total Investment-grade MBS	825,192	25.4	641,078	21.8

Weighted-average credit rating	A-		A-
Non-investment-grade MBS:
BB/Ba rating	129,260	4.0	145,741	5.0
Not rated	10,731	0.3	11,196	0.4

Total non-investment-grade MBS	139,991	4.3	156,937	5.4

Weighted-average credit rating (1)	BB		BB

Total Residential Mortgage Credit portfolio	965,183	29.7	798,015	27.2

Weighted-average credit rating (1)	A-		BBB+
Spread Portfolio
Agency MBS	93,530	2.8	106,648	3.7
AAA/Aaa rating	2,194,656	67.5	2,026,275	69.1

Total Spread portfolio	2,288,186	70.3	2,132,923	72.8
Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$3,253,369	100.0%	$2,930,938	100.0%

Weighted-average credit rating	AA		AA

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $10.7 million and $11.2 million at March 31, 2007 and December 31, 2006, respectively.
Loans held-for-investment
          At March 31, 2007 and December 31, 2006, our residential mortgage loans held-for-investment totaled $5.6 billion including unamortized premium of $124.8 million and $124.4 million, respectively. Our residential mortgage loans at March 31, 2007 were comprised of $5.0 billion of adjustable-rate and hybrid adjustable-rate mortgage loans that collateralize mortgage-backed notes and $0.4 billion of adjustable-rate and hybrid adjustable-rate mortgage loans pending securitization. Our residential mortgage loans at December 31, 2006 were comprised of $4.7 billion of hybrid adjustable-rate mortgage loans that collateralized mortgage-backed notes and $0.8 billion of adjustable-rate mortgage loans pending securitization. We intend to securitize subsequent acquisitions of loans, maintain those loans as held-for-investment on our consolidated balance sheet and account for the securitizations as financings under SFAS No. 140.

          At March 31, 2007, our residential loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After		Principal	Loans		Number of
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Delinquent		Delinquent
	Average	Average	Average	Cost of		Loans	> 90 days as a	Number of	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Percentage of	Delinquent	Percentage of
Description	Rate	Date	Reset	Hedging (1)	Balance	> 90 days	Total Principal	Loans	Total Loans
Floating rate mortgage	8.19%	2037	1	1	$3,886,428	$33,604	0.62%	76	0.53%
Hybrid mortgage	6.57	2036	56	24	1,566,163	18,240	0.33	47	0.34

Total	7.72%	2037	17	8	$5,452,591	$51,844	0.95%	123	0.87%

(1)	We attempt to mitigate our interest rate risk by economically hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition, the financing for $0.2 billion of our hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of three to five years and then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately five months at March 31, 2007.
          At December 31, 2006, our residential loans held-for-investment consisted of the following (dollars in thousands):

				Weighted-
				Average
				Months to
				Reset of
				Loans After		Principal	Loans		Number of
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Delinquent		Delinquent
	Average	Average	Average	Cost of		Loans	> 90 days as a	Number of	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Percentage of	Delinquent	Percentage of
Description	Rate	Date	Reset	Hedging (1)	Balance	> 90 days	Total Principal	Loans	Total Loans
Floating rate mortgage	8.02%	2037	1	1	$4,089,015	$20,830	0.38%	45	0.33%
Hybrid mortgage	6.57%	2036	54	33	1,383,310	13,053	0.24	30	0.21%

Total	7.65%	2037	14	9	$5,472,325	$33,883	0.62%	75	0.54%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition, the financing for $0.3 billion of our hybrid residential mortgage loans is, like the underlying collateral, fixed for a period of three to five years then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately six months at December 31, 2006.

     The following table summarizes key metrics of our residential mortgage loans held-for-investment at March 31, 2007 (dollars in thousands):

Unpaid principal balance	$5,452,591
Number of loans	14,208
Average loan balance	$384
Weighted-average coupon rate	7.72%
Weighted-average lifetime cap	10.73%
Weighted-average original term, in months	375
Weighted-average remaining term, in months	364
Weighted-average loan-to-value ratio (LTV)(1)	72.8%
Weighted-average FICO score	714
Number of loans with FICO scores below 620	11
Percentage of loans with FICO scores above 700	59.4%
Percentage of loans with LTV greater than 80%	8.2%
Percentage of loans with LTV greater than 90%	2.7%
Percentage of loans with LTV greater than 80% net of mortgage insurance	0%
Percentage of no documentation loans	2.3%
Percentage of loans originated for refinancing purposes	57.6%
Top five geographic concentrations (% exposure):
California	54.5%
Florida	11.3%
Arizona	4.0%
Virginia	3.5%
Nevada	3.3%
Occupancy status:
Owner occupied	86.4%
Investor	13.6%
Property type:
Single-family	83.5%
Condominium	10.1%
Other residential	6.4%
Collateral type:
Alt A – first lien	100.0%

(1)	Including the effect of mortgage insurance

          The following table summarizes key metrics of our residential mortgage loans held-for-investment at December 31, 2006 (dollars in thousands):

Unpaid principal balance	$5,472,325
Number of loans	13,942
Average loan balance	$393
Weighted-average coupon rate	7.65%
Weighted-average lifetime cap	10.64%
Weighted-average original term, in months	375
Weighted-average remaining term, in months	366
Weighted-average loan-to-value ratio (LTV)(1)	72.6%
Weighted-average FICO score	713
Number of loans with FICO scores below 620	11
Percentage of loans with FICO scores above 700	58.5%
Percentage of loans with LTV greater than 80%	6.8%
Percentage of loans with LTV greater than 90%	1.3%
Percentage of loans with LTV greater than 80% net of mortgage insurance	0%
Percentage of no documentation loans	2.5%
Percentage of loans originated for refinancing purposes	58.0%
Top five geographic concentrations (% exposure):
California	57.4%
Florida	8.6%
Arizona	4.1%
Virginia	3.7%
Nevada	3.4%
Occupancy status:
Owner occupied	86.5%
Investor	13.5%
Property type:
Single-family	83.6%
Condominium	9.7%
Other residential	6.7%
Collateral type:
Alt A – first lien	100.0%

(1)	Including the effect of mortgage insurance

          The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores at March 31, 2007:

	FICO Scores
	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.0	1.0	1.9	2.1	2.8	7.8
70.01 – 80%	0.0	1.4	2.5	2.0	2.4	8.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.6%	4.3%	5.7%	17.2%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.5%	1.3%	1.4%	2.4%	5.6%
60.01 – 70%	0.0	2.1	10.2	9.5	8.8	30.6
70.01 – 80%	0.1	3.2	15.3	13.9	11.8	44.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	5.8%	26.8%	24.8%	23.0%	80.5%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.3%	0.7%
60.01 – 70%	0.0	0.1	0.4	0.4	0.5	1.4
70.01 – 80%	0.0	0.0	0.0	0.1	0.1	0.2
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.7%	0.9%	2.3%

Total Portfolio:
LTV:
<60%	0.0%	0.7%	1.7%	1.8%	3.2%	7.4%
60.01 – 70%	0.0	3.2	12.5	12.0	12.1	39.8
70.01 – 80%	0.1	4.6	17.8	16.0	14.3	52.8
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	8.5%	32.0%	29.8%	29.6%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.

          The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores at December 31, 2006:

	FICO Scores
	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.0	0.8	1.2	1.2	1.5	4.7
70.01 – 80%	0.0	1.6	3.1	2.5	3.1	10.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.5%	3.9%	5.1%	16.1%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.6%	1.3%	1.5%	2.4%	5.8%
60.01 – 70%	0.0	2.0	7.9	7.3	6.7	23.9
70.01 – 80%	0.1	3.7	18.1	16.0	13.8	51.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	27.3%	24.8%	22.9%	81.4%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.4%	0.8%
60.01 – 70%	0.0	0.1	0.3	0.3	0.4	1.1
70.01 – 80%	0.0	0.0	0.1	0.3	0.2	0.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.8%	1.0%	2.5%

Total Portfolio:
LTV:
<60%	0.0%	0.8%	1.7%	1.9%	3.3%	7.7%
60.01 – 70%	0.0	2.9	9.4	8.8	8.6	29.7
70.01 – 80%	0.1	5.3	21.3	18.8	17.1	62.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.0%	32.4%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.
          At March 31, 2007 and December 31, 2006, none of our loans had LTV ratios, net of mortgage insurance, greater than 80%. “No documentation” loans as a percentage of our total loan portfolio were 2.3% and 2.5%, at March 31, 2007 and December 31, 2006, respectively.
          At March 31, 2007, 123 of the 14,208 loans, or 87 basis points (0.87%) of our $5.6 billion residential mortgage loan portfolio were 90 days or more delinquent with an aggregate balance of $51.8 million, and were on non-accrual status. At December 31, 2006, 75 of the 13,942 loans, or 0.54%, in our $5.5 billion residential mortgage loan portfolio were 90 days or more delinquent with an aggregate balance of $33.9 million, and were on non-accrual status.
          We performed an allowance for loan losses analysis at March 31, 2007 and recorded a $3.5 million provision for loan losses for the three months ended March 31, 2007. Our allowance for loan losses was established using industry experience and rating agency projections for loans with characteristics that are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by a major rating agency for loans broadly similar to the loans in our portfolio. We include the effect of our contractual right to put loans back to sellers in the event of early pay default or fraud. We have established procedures to perform contract enforcement and have been successful in this effort. Loans that we believe we will successfully put-back are deducted from our loss projections. Management then uses judgment to ensure all relevant factors that could affect our loss levels are considered and adjusts the allowance for loan losses if we believe that an adjustment is warranted. This analysis was the basis for our $7.9 million general allocated allowance at March 31, 2007. Seriously delinquent loans with balances greater than $1.0 million are evaluated individually. Such loans are considered impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property. We recorded a specific reserve for loans meeting these criteria of $0.4 million at March 31, 2007. We did not record an unallocated allowance for loan losses at March 31, 2007 as we did not identify any factors in the portfolio that warranted such an allowance. Usage of the allowance occurs when a loan proceeds through the foreclosure process and becomes real estate owned, or REO. When a loan becomes REO we estimate the specific loss on that loan, if any, based on the expected net proceeds from the final disposition of the property and reduce the allowance for loan losses by that amount. Additionally, the allowance is reduced for any loans that are disposed of at a loss prior to their becoming REO. Usage of the allowance for loan losses for the three months ended March 31, 2007 was $301 thousand. Usage of the allowance for loan losses does not equate to a realized loss for REIT taxable income purposes.
          At March 31, 2007, 13 of the residential loans we owned with an outstanding balance of $4.9 million were considered to be real estate owned, or REO, as a result of foreclosure on delinquent loans. The loans have been reclassified from loans to other assets on our balance sheet at the lower of cost or estimated fair value.
          We performed an allowance for loan losses analysis at March 31, 2006, and we made a determination that no allowance for loan losses was required for our residential mortgage loan portfolio at March 31, 2006.
     Securitizations
     Mortgage-Backed Notes
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio, matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps, to achieve this result. Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed securities are issued. These mortgage-backed securities are carried at their unpaid principal balances net of any unamortized discount or premium. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140 and, therefore, no gain or loss is recorded in connection with the securitizations. The treatment of securitization transactions can be different for taxation purposes than under GAAP. We evaluate each securitization entity in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of the securitization entities. As such, we consolidate the securitization entities into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed securities issued, and, as a result, those investments are not available to us, our creditors or our stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
          During the three months ended March 31, 2007 and 2006, we issued approximately $0.7 billion and $1.4 billion of mortgage-backed notes, respectively. We retained $15.5 million and $0.1 billion, respectively, of the resulting securities for our securitized residential loan portfolio and placed $0.7 billion and $1.3 billion, respectively, with third-party investors. All of the mortgage-backed notes issued were priced with interest indexed to one-month LIBOR.
          At March 31, 2007 and December 31, 2006, we had mortgage-backed notes with an outstanding balance of $4.3 billion and $3.9 billion, respectively, and with a weighted-average borrowing rate of 5.56% and 5.60% per annum, respectively. The borrowing rates of the mortgage-backed notes at March 31, 2007 and December 31, 2006 reset monthly based on LIBOR except for $0.2 billion and $0.3 billion, respectively, of notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Unpaid interest on the mortgage-backed notes was $5.0 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively. Net unamortized premium on the mortgage-backed notes was $2.7 million at March 31, 2007 and December 31, 2006. The stated maturities of the mortgage-backed notes at March 31, 2007 were from 2035 to 2047 and, at December 31, 2006, were from 2035 to 2046. At March 31, 2007 and December 31, 2006, residential mortgage loans with an estimated fair value of $4.3 billion and $3.9 billion, respectively, were pledged as collateral for mortgage-backed notes issued.
          Each series of mortgage-backed notes that we have issued has consisted of various classes of securities that bear interest at varying spreads to the underlying interest rate index. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.

     The following table highlights the securitizations we have completed through March 31, 2007, as of each transaction execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	2006-7	2007-1	Portfolio
Transaction execution date	11/2/05	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06	12/27/06	1/25/07
Loans, unpaid principal balance	$520,568	$576,122	$801,474	$682,535	$497,220	$508,789	$772,732	$799,655	$706,841	$5,865,936
Mortgage-backed notes issued to third parties	500,267	536,657	746,973	654,270	376,148	—	753,415	756,450	691,383	5,015,563

Debt retained	20,301	39,465	54,501	28,265	121,072	508,789	19,317	43,205	15,458	850,373

Retained investment grade %(1)	3.1%	3.9%	3.7%	2.9%	21.1%	97.2%	1.0%	4.6%	1.50%	12.2%
Retained non-investment grade %(1)	0.8%	3.0%	3.1%	1.3%	3.2%	2.8%	1.5%	0.8%	0.7%	1.8%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.27%	0.28%	0.22%	0.23%	0.21%	0.21%	0.22%	0.19%	0.16%	0.22%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $0.3 billion of AAA mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

     The following table presents the rating categories of the mortgage-backed securities issued in our securitizations completed through March 31, 2007, as of each execution date (dollars in thousands):

	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	LUM	Total
	2005-1	2006-1	2006-2	2006-3	2006-4	2006-5	2006-6	2006-7	2007-1	Portfolio
Transaction execution date	11/2/05	1/26/06	2/23/06	4/28/06	5/28/06	6/29/06	9/28/06	12/27/06	1/25/07
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$482,307	$517,069	$717,320	$597,700	$376,148	$—	$712,846	$725,289	$668,844	$4,797,523
AA/Aa rating	17,960	19,588	29,653	56,570	—	—	29,364	20,597	19,926	193,658
A/A rating	—	—	—	—	—	—	11,205	7,923	2,613	21,741
BBB/Baa rating	—	—	—	—	—	—	—	2,641	—	2,641

Total mortgage-backed notes issued to third-party investors	$500,267	$536,657	$746,973	$654,270	$376,148	$—	$753,415	$756,450	$691,383	$5,015,563

Percentage of total collateral	96.1%	93.1%	93.2%	95.9%	75.7%	—	97.5%	94.6%	97.8%	85.5%
Debt retained
AAA/Aaa rating	$—	$—	$—	$—	$66,378	$457,910	$—	$27,153	$—	$551,441
AA/Aa rating	6,767	—	—	—	18,397	21,369	—	2,580	7,935	57,048
A/A rating	4,165	13,251	18,434	9,852	12,430	9,667	3,864	1,358	1,513	74,534
BBB/Bbb rating	5,206	8,930	11,221	9,649	7,707	5,851	3,864	5,357	1,375	59,160
BB/Ba rating	1,301	7,202	10,419	1,879	6,215	6,614	6,954	—	—	40,584
B/B rating	—	5,761	8,015	1,569	5,469	3,816	—	—	—	24,630
Not rated	—	4,321	6,412	1,257	4,476	3,562	4,635	6,757	4,635	36,055

Total mortgage- backed notes retained	17,439	39,465	54,501	24,206	121,072	508,789	19,317	43,205	15,458	843,452
Overcollateralization	2,862	—	—	4,059	—	—	—	—	—	6,921

Total debt retained	$20,301	$39,465	$54,501	$28,265	$121,072	$508,789	$19,317	$43,205	$15,458	$850,373

Percentage of total collateral	3.9%	6.9%	6.8%	4.1%	24.3%	100.0%	2.5%	5.4%	2.2%	14.5%

     Collateralized Debt Obligations
          In March 2007, we issued $400.0 million of CDOs from Charles Fort CDO I, Ltd., our qualified REIT subsidiary. The CDOs were in the form of floating-rate pass-through certificates collateralized by $289.1 million of our mortgage-backed securities available-for-sale and $59.1 million of mortgage-backed securities which we retained from prior whole loan securitizations. Of the $400.0 million of CDOs issued, $271.0 million were purchased by third party investors and we retained $129.0 million of certificates including the subordinated certificates, which provide credit support to the certificates issued to third party investors. Subsequent to March 31, 2007, we sold $25.0 million of CDOs which were originally retained at the closing of the CDO issuance. The interest rates on the floating-rate pass-through certificates reset quarterly and are indexed to three-month LIBOR. The entity has an uninvested cash balance at March 31, 2007 of $51.4 million which was used to purchase additional mortgage-backed securities as collateral for the CDOs. Subsequently to the closing of the transaction an additional $37.3 million was invested in mortgage backed assets leaving $14.1 million uninvested at April 30, 2007 (to be updated prior to filing.) As of March 31, 2007, our CDOs had an outstanding balance of $271.0 million, and a weighted average interest rate of 6.44%.
Asset Repricing Characteristics
          The following table summarizes the repricing characteristics of our mortgage assets by portfolio, and further classified by asset type and frequency of repricing of their coupon rate (dollars in thousands):

	March 31, 2007		December 31, 2006
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$3,886,428	44.0%	$4,089,015	48.0%
Reset >1 month but < 12 months	—	—	284	nm
Reset >12 months but < 60 months	1,216,485	13.8	1,180,727	13.9
Reset > 60 months	349,678	4.0	202,299	2.4
Unamortized premium	124,840	1.4	124,412	1.5
Allowance for loan losses	(8,262)	(0.1)	(5,020)	(0.1)

Sub-total	5,569,169	63.1	5,591,717	65.7

ARM residential mortgage-backed securities:
Reset 1 month or less	868,895	9.9	796,539	9.3
Reset >1 month but < 12 months	10,895	0.1	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	879,790	10.0	796,539	9.3

Fixed-rate residential mortgage-backed securities:	85,393	1.0	1,476	nm
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	2,192,657	24.8	2,024,275	23.7
Reset >1 month but < 12 months	95,529	1.1	108,648	1.3
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	2,288,186	25.9	2,132,923	25.0

Total mortgage assets	$8,822,538	100.0%	$8,522,655	100.0%

nm = not meaningful
          At March 31, 2007 and December 31, 2006, the weighted-average period to reset of our total mortgage assets was 11 months and 10 months, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately one month at March 31, 2007 and December 31, 2006.

          Total mortgage assets had a weighted-average coupon of 7.03% at March 31, 2007 and December 31, 2006.
          Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.40% and 12.32% at March 31, 2007 and December 31, 2006, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.73% and 10.64% at March 31, 2007 and December 31, 2006, respectively.
          The periodic adjustments to the interest rates of our mortgage assets are based on changes in an objective index. Substantially all of our mortgage assets adjust their interest rates based on: (1) the U.S. Treasury index, or Treasury, which is a monthly or weekly average yield of benchmark U.S. Treasury securities published by the Federal Reserve Board; (2) LIBOR; (3) Moving Treasury Average, or MTA or (4) Cost of Funds Index, or COFI.
          The percentages of the mortgage assets in our investment portfolio at March 31, 2007 that were indexed to interest rates are as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	98%	2%	—%	—%
Loans held-for-investment	34	—	66	nm
          The percentages of the mortgages assets in our investment portfolio at December 31, 2006 that were indexed to interest rates is as follows:

	LIBOR	Treasury	MTA	COFI
Mortgage-backed securities	98%	2%	—%	—%
Loans held-for-investment	26	—	74	nm

nm = not meaningful
          The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 24% and 15% for the three months ended March 31, 2007 and March 31, 2006, respectively. The constant payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate cannot be considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments on the mortgage assets we hold in our portfolio.
Liquidity and Capital Resources
          At March 31, 2007, the primary source of funds for our loan acquisition and securitization portfolio was $4.3 billion of non-recourse mortgage-backed notes, with a weighted-average borrowing rate of 5.56%. In addition, we had a $500.0 million warehouse lending facility with Bear Stearns Mortgage Capital Corporation that was established in October 2005, a $1.0 billion warehouse lending facility with Greenwich Financial Products, Inc. that was established in January 2006 and a $1.0 billion warehouse lending facility with Barclays Bank plc that was established in July 2006. All three warehouse lending facilities are structured as repurchase agreements. At March 31, 2007 and December 31, 2007, the total outstanding balance on our warehouse lending facilities was $0.4 billion and $0.8 billion, respectively.
          The residential mortgage loans we acquire are initially financed with our warehouse lending facilities, with the intention of ultimately securitizing the loans and financing them permanently through the issuance of non-

recourse mortgage-backed notes. Proceeds from our securitizations are used to pay down the outstanding balance of our warehouse lending facilities. We match the income that we earn on our mortgage loans, plus the benefit of any hedging activities, with the cost of the liabilities related to our mortgage loans, a process known as “match-funding” our balance sheet. In order to facilitate the securitization and permanent financing of our mortgage loans, we generally create subordinated certificates, which also provides a specified amount of credit enhancement, that we intend to retain on our balance sheet.
          Certain mortgage loans that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization to a maximum amount of 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 72.8%, net of mortgage insurance, on our portfolio at March 31, 2007, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.
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
          Securitization structures allocate the principal payments and prepayments on mortgage loans, including loans with negative amortization features. To date, prepayments on our mortgage loans with negative amortization have been sufficient to offset negative amortization such that all our securitization structures have made all their required payments to bondholders.
          A reconciliation of the cash flows on our residential mortgage loans that have negatively amortizing loans and the mortgage-backed notes backed by those residential mortgage loans during the quarter ended March 31, 2007 was as follows (dollars in thousands):

Principal payments received on residential mortgage loans	$404,531
Principal distributed to mortgage-backed note holders(1)	(364,740)

Principal receipts used for interest payments on mortgage-backed notes	39,791
Interest cash receipts on residential mortgage loans for interest and other fee income, net of servicing and other reimbursements	47,825
Interest payments to mortgage-backed note holders(1)	(87,616)

Interest payments on mortgage-backed notes in excess of interest cash receipts	(39,791)

Net cash flow	$—

(1)	Amount includes principal and interest distributed on bonds we retained.
          Based on our projections of estimated prepayments on negatively amortizing loans, we believe that our securitizations will continue to support required payments to the holders of the mortgage-backed notes we issue.
          The primary source of funds used to finance our mortgage-backed securities at March 31, 2007 consisted of repurchase agreements totaling $2.9 billion with a weighted-average current borrowing rate of 5.42%. We expect to continue to borrow funds for our mortgage-backed securities through repurchase agreements. At March 31, 2007, we had established 21 borrowing arrangements with various investment banking firms and other lenders, 14 of which were in use on March 31, 2007. Increases in short-term interest rates could negatively impact the valuation of our mortgage-backed securities that we are financing with repurchase agreements, which could limit our future borrowing ability or cause our repurchase agreement counterparties to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities. During the three months ended March 31, 2007, we experienced margin calls from certain repurchase agreement counterparties on some of our bonds and were not able to refinance some of our bonds that rolled over during the period at the same funding levels that we had previously. Although these changes reduce our leverage ratios and funds available to reinvest, we had sufficient liquidity to satisfy these margin calls. As of March 31, 2007, we had over $200 million of unencumbered assets on our balance sheet.
          We also established a $500 million warehouse lending facility with Greenwich Capital Financial Products, Inc. in September 2006 to provide short-term financing of our mortgage-backed assets until these assets were permanently financed with CDOs. This facility was terminated in March 2007 concurrently with the permanent financing of the assets with CDOs.
          In August 2006, we established a $1.0 billion commercial paper facility to finance our purchases of agency and AAA-rated mortgage-backed securities through a subsidiary we called Luminent Star Funding I. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing by issuing asset-backed secured liquidity notes that are rated by the rating agencies Standard & Poor’s and Moody’s. At March 31, 2007, the outstanding balance on the commercial paper facility was $0.6 billion at a weighted-average borrowing rate of 5.36%.
          In September 2006, we entered into a $435 million term repurchase agreement with Barclays Capital. We are using the facility to acquire AAA-rated mortgage-backed securities. The facility has a term of up to two years and is expected to decrease our liquidity risk by reducing our reliance on short-term repurchase agreement financing.
          The following table describes the private-label, non-recourse multi-class mortgage-backed notes that were issued to provide permanent funding of our residential mortgage loans in the quarter ended March 31, 2007, as of the transaction execution date (in thousands):

LUM
2007-1
Transaction execution date	1/25/07
Loans, unpaid principal balance	$706,841
Mortgage-backed notes issued to third parties	691,383
Debt retained	$15,458
          At March 31, 2007, we had mortgage-backed notes totaling $4.3 billion with a weighted-average borrowing rate of 5.56%. The borrowing rates of the mortgage-backed notes reset monthly based on one-month LIBOR with the exception of $0.2 billion of non-retained mortgage-backed notes that, like the underlying loan collateral, are fixed for a period of 3 to 5 and years then become variable based on the average rates of the underlying loans which will adjust based on LIBOR.
          We have a margin lending facility with our primary custodian from which we may borrow money in connection with the purchase or sale of securities. The terms of our borrowings, including the rate of interest payable, are agreed to with the custodian for each amount borrowed. Borrowings are repayable upon demand by the custodian. No borrowings were outstanding under the margin lending facility at March 31, 2007 or December 31, 2006.
          In 2005, we completed two trust preferred security offerings in the aggregate amount of $90.0 million, providing long-term financing for our balance sheet. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million.
          We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. At March 31, 2007, our recourse leverage ratio, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt, was 7.1x. We generally seek to maintain an overall borrowing recourse leverage of less than 10 times the amount of our equity and long-term debt. We actively manage our capital efficiency through our liability structure, including the non-recourse mortgage-backed notes and CDOs issued to finance our securitized loans-held-for investment and mortgage-backed securities, in order to manage our liquidity and interest rate related risks.
          For liquidity, we also rely on cash flows from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities and mortgage loans, as well as any primary securities offerings authorized by our board of directors.
          On May 9, 2007, we paid a cash distribution of $0.30 per share to our stockholders of record on April 11, 2007. This distribution is a taxable dividend and is not considered a return of capital. We did not distribute an estimated $4.4 million of our REIT taxable net income for the year ended December 31, 2006. We intend to declare a spillback distribution during 2007 after we finalize our tax return for the year ended December 31, 2006.
          We believe that equity capital, combined with our cash flows from operations, securitizations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-related assets or sell debt or additional equity securities. If required, the sale of mortgage-related assets at prices lower than the carrying value of such assets could result in losses and reduced income.
          We have a shelf registration statement on Form S-3 that was declared effective by the SEC on January 21, 2005. Under this shelf registration statement, we may offer and sell any combination of common stock, preferred stock, warrants to purchase common stock, preferred stock or debt securities in one or more offerings up to total proceeds of $500.0 million. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. On February 7, 2005, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, through which we may sell common stock or preferred stock from time to time through Cantor Fitzgerald acting as agent and/or principal in privately negotiated and/or at-the-market transactions under this shelf registration statement. During the year ended December 31, 2006, we sold approximately 1.7 million shares of our common stock pursuant to this agreement resulting in net proceeds of approximately $17.2 million. In addition, on October 13, 2006, we issued 6.9 million shares of our common stock at $10.25 per share as a result of completing a public offering pursuant to this shelf registration statement. At December 31, 2006, total proceeds of up to $380.5 million remain available to us to offer and sell under this shelf registration statement.
          We also have a shelf registration statement on Form S-3 with respect to our Direct Stock Purchase and Dividend Reinvestment Plan, or the Plan, which was declared effective by the SEC on June 28, 2005. The Plan offers stockholders, or persons who agree to become stockholders, the option to purchase shares of our common stock and/or to automatically reinvest all or a portion of their quarterly dividends in our shares. Through March 31, 2007, we issued no new shares of common stock through the Plan.
          In November 2005, we announced a stock repurchase program permitting us to acquire up to 2,000,000 shares of our common stock. In February 2006, we announced an additional stock repurchase program to acquire an incremental 3,000,000 shares. During the year ended December 31, 2006, we repurchased a total of 1,919,235 shares at a weighted-average price of $8.22 per share. From the inception of our repurchase program through December 31, 2006, we have repurchased a total of 2,594,285 shares at a weighted-average price of $8.00 per share. We will, at our discretion, purchase shares at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. No shares were repurchased during the quarter ended March 31, 2007. On April 11, 2007, we announced the adoption of a stock repurchase plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 allows a public company to adopt a written, prearranged stock repurchase plan when it does not have material, non-public information in its possession. The adoption of this stock repurchase plan will allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. On May 7, 2007, our board of directors approved an authorization to repurchase an additional 5,000,000 shares of common stock. We repurchased a total of 2,194,900 shares under repurchase programs through May 9, 2007.
          In July 2006, we announced that our $2.5 billion securitization shelf registration statement filed on Form S-3 was declared effective by the SEC. Under this shelf registration statement, we may administer our own securitizations by offering securities collateralized by loans we acquire. Each time we offer to sell securities, a supplement to the prospectus will be provided containing specific information about the terms of that offering. Both LUM 2006-6 and LUM 2006-7 securitizations were completed under this shelf registration statement. At December 31, 2006, total proceeds of up to $0.9 billion remained available to us to offer and sell under this shelf registration statement. In January 2007, our $0.7 billion securitization LUM 2007-1 was completed under this shelf registration statement. Amendment No. 1 to this shelf registration statement for an additional $2.5 billion was declared effective by the SEC on February 28, 2007.
          We may increase our capital resources by making additional offerings of equity and debt securities, possibly including classes of preferred stock, common stock, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. Such financings will depend on market conditions for raising capital and for the investment of any net proceeds from such capital raises. All debt securities, other borrowings and classes of preferred stock will be senior to our common stock if we were to liquidate.
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
Contractual Obligations and Commitments
          The table below summarizes our contractual obligations at March 31, 2007. The table excludes unamortized discounts and premiums as well as accrued interest payable, and derivative contracts because those contracts do not have fixed and determinable payments:

	Payments Due by Period
		Less than 1		3 – 5	More than
(in millions)	Total	year	1 – 3 years	years	5 years
Mortgage-backed notes (1)	$4,270.9	$992.7	$1,975.1	$1,205.8	$97.3
Repurchase agreements	2,880.7	2,572.9	307.8	—	—
Warehouse lending facilities	403.2	403.2	—	—	—
Commercial paper	621.8	621.8	—	—	—
CDOs (1)	271.0	0.5	48.5	128.3	93.7
Junior subordinated notes	92.8	—	—	—	92.8
Facilities leases	1.0	0.2	0.4	0.3	0.1

Total	$8,541.4	$4,591.3	$2,331.8	$1,334.4	$283.9

(1)	The mortgage-backed notes and CDOs have stated maturities through 2047; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans or mortgage-backed securities. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the debt. The payments represented reflect our assumptions for prepayment and credit losses at March 31, 2007 and assume we will exercise our redemption option.
Off-Balance Sheet Arrangements
          In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. We believe that none of the commitments of these unconsolidated special purpose entities expose us to any greater loss than is already reflected on our consolidated balance sheet. See Note 4 to our consolidated financial statements in Item 1 of this Form 10-Q for further discussion about the preferred securities of subsidiary trusts and junior subordinated notes.
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
Credit Risk
          We are subject to credit risk in connection with our investments in residential mortgage loans and credit sensitive mortgage-backed securities and other asset-backed securities rated below AAA. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.
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
          As a means to mitigate the negative impact of a rising interest rate environment on the net interest spread of our hybrid adjustable-rate and fixed-rate mortgage-backed securities, we may enter into derivative contracts, such as Eurodollar futures contracts, interest rate swap contracts and interest rate cap contracts. Hedging techniques are based, in part, on assumed levels of prepayments of the hybrid adjustable-rate and fixed-rate mortgage-backed securities that are being hedged. If actual prepayments are slower or faster than assumed, the life of the hybrid adjustable-rate and fixed-rate mortgage-backed securities being hedged will be longer or shorter, which could reduce the effectiveness of any hedging strategies that we may utilize and may result in losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
          All of our hedging activities are also limited by the asset and sources-of-income requirements applicable to us as a REIT.
     Extension Risk
          Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At March 31, 2007, 18.2% of our total mortgage assets were comprised of hybrid adjustable-rate mortgage loans and we held no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of our hybrid adjustable-rate mortgage loans and mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may decrease and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate mortgage loans and the mortgage loans underlying our hybrid adjustable-rate mortgage-backed securities may increase and cause the weighted-average life of our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities to shorten. The possibility that our hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities may lengthen due to slower prepayment activity is commonly known as “extension risk.” See Prepayment Risk below.
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
          Certain mortgage loans that we purchase directly and certain mortgage loans collateralizing mortgage-backed securities that we purchase permit negative amortization. A negative amortization provision in a mortgage loan allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage loan and to add the deferred interest amount to the principal balance of the mortgage loan. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgage loans will increase and their weighted-average lives will extend.
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
     Prepayment Risk
          Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgages were originated. Prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage-backed securities could harm our results of operations in several ways. Some of our adjustable-rate mortgage loans and the mortgage loans underlying our adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that we owned such an adjustable-rate mortgage loan or adjustable-rate mortgage-backed security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the mortgage loan or adjustable-rate mortgage-backed security. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage loans and mortgage-backed securities to replace the prepaid mortgage loans and mortgage-backed securities, our financial condition, cash flow and results of operations could be negatively impacted. At March 31, 2007, 61% of our mortgage loans contained prepayment penalty provisions. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than mortgage loans without prepayment penalty provisions.
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
          We primarily assess our interest rate risk by estimating the duration of our assets, liabilities and hedging instruments. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same financial instruments. We reduce our sensitivity to interest rates by matching the income we earn on our mortgage assets with the cost of our related liabilities. We also engage in various hedging activities designed to match the terms of our assets and liabilities more closely. In general, we manage our net asset/liability duration gap to less than six months. Our net asset/liability duration gap is defined as the estimated maturity or repricing of our mortgage assets less the estimated maturity or repricing of our borrowings and derivative instruments. The closer the net asset/liability duration gap is to zero, the less impact interest rate changes will have on the market value of our portfolio and net interest income. A positive net asset/liability duration gap indicates that in a period of rising interest rates the market value of our portfolio and net interest income would rise. A negative net asset/liability duration gap will generate opposite results. Our net asset/liability duration gap was approximately one month at March 31, 2007.
Item 4. Controls and Procedures.
     Conclusion Regarding Disclosure Controls and Procedures
          At March 31, 2007, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting
          There were no material changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          At March 31, 2007, no legal proceedings were pending to which we were party or of which any of our properties were subject.
Item 1A. Risk Factors
          For additional risk factor information about us, please refer to Item 1A of our Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None
Item 3. Defaults Upon Senior Notes.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None
Item 5. Other Information.
          On May 7, 2007, our board of directors appointed S. Trezevant Moore, Jr. as our Chief Executive Officer effective May 10, 2007. Mr. Moore succeeds Gail P. Seneca, who continues as our Chairman of the Board.
          Mr. Moore has served as our President and Chief Operating Officer since March 2005 and as a member of our board of directors since November 2005. For five years prior to joining us in March 2005, Mr. Moore was the executive vice president of capital markets for Radian Guaranty Inc. Prior to his service at Radian, Mr. Moore held several senior level positions in the mortgage industry, including First Union National Bank from 1977 to 2000, Nationsbanc Capital Markets from 1994 to 1997, Citicorp Securities from 1989 to 1994 and First Boston from 1984 to 1989. Mr. Moore is a director of Donegal Group Inc.
          Effective May 10, 2007, we entered into an amended and restated employment agreement with Ms. Seneca with a term that continues until December 31, 2008. Under the agreement, Ms. Seneca is entitled to receive an annual base salary of $300,000 and on January 1, 2008, a restricted stock award of 50,000 shares or our common stock, which will vest in two installments commencing January 1, 2009, unless and earlier acceleration of vesting occurs as specified in the agreement. The agreement is filed with this 10-Q as an exhibit, and terms of the agreement are incorporated by reference into this item 5.
Item 6. Exhibits.
          The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINENT MORTGAGE CAPITAL, INC.

By:	/s/ S. TREZEVANT MOORE

S. Trezevant Moore
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2007

By:	/s/ CHRISTOPHER J. ZYDA

Christopher J. Zyda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 10, 2007

EXHIBIT INDEX
          Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
          The following exhibits are included, or incorporated by reference, in this Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description

10.1*	Amended and Restated Employment Agreement effective as of May 10, 2007 between the Registrant and Gail P. Seneca.

31.1*	Certification of S. Trezevant Moore, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of S. Trezevant Moore, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.