Form 10-Q
period 2007-06-30
LUMINENT MORTGAGE CAPITAL INC
filed 2007-09-26
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to
Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1694835 (I.R.S. Employer Identification No.)

101 California Street, Suite 1350, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)
(415) 217-4500
(Registrant’s telephone number, including area code)
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
Yes ☐. No ☑.
     The number of shares of common stock outstanding on August 31, 2007 was 43,303,004.

i

INTRODUCTORY NOTE
     The consolidated financial statements of Luminent Mortgage Capital, Inc. (“our”, “we” or “us”) as of June 30, 2007 and for the three and six months ended June 30, 2007, have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01, of Regulation S-X for interim financial statements.
     Subsequent to June 30, 2007, a number of material and adverse changes in the availability of financing for prime quality mortgage-related securities occurred. These changes accelerated in an unprecedented manner in early August 2007, when traditional lenders to the mortgage industry substantially reduced and, in some cases, eliminated debt financing to the industry. These changes also included a significant reduction in the availability of various types of short-term financing, including repurchase agreements and asset-backed commercial paper. Lenders have also increased their margin requirements, which has resulted in numerous margin calls and distressed prices for mortgage-backed securities. These market conditions have created a liquidity crisis that has materially adversely affected many companies in the mortgage business, including us.
     As reported in greater detail in Note 1 and Note 12 to our consolidated financial statements, subsequent to June 30, 2007 we have incurred significant losses from the sale of assets at distressed prices to meet margin calls, seizure of certain assets by creditors and defaults under our financing agreements, among other events. As a result, our current consolidated financial condition and results of operations are materially different from our consolidated financial condition and results of operations at June 30, 2007 and for the three and six months then ended as presented in the accompanying consolidated financial statements.
     We caution you to bear these developments in mind when reading this Form 10-Q Report and to await further financial and strategic information that we will publish when we have completed the analysis of our current financial condition.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains or incorporates by reference certain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.
     We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Form 10-Q and they may also be incorporated by reference in this Form 10-Q to other documents we file with the SEC. We base our forward-looking statements upon the current beliefs and expectations of our management and they are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. These forward-looking statements include, among other things, statements about:
•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	our ability to purchase sufficient mortgages for our securitization business;

•	the effect of the flattening of, or other changes in, the yield curve on our investment strategies;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies and support our liquidity position;

•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;

•	the possible impact of our failure to maintain exemptions under the 1940 Act;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the power of our board of directors to change our operating policies and strategies without stockholder approval;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;

•	volatility in the timing and amount of our cash distributions; and

•	the other factors described in this Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
     We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

iii

PART I
FINANCIAL INFORMATION
     Item 1. Financial Statements.

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2007	2006

Assets:
Cash and cash equivalents	$13,254	$5,902
Restricted cash	14,559	7,498
Loans held-for-investment, net of allowance for loan losses of $12,297 at June 30, 2007 and $5,020 at December 31, 2006	5,934,480	5,591,717
Mortgage-backed securities, at fair value	84,602	141,556
Mortgage-backed securities pledged as collateral, at fair value	3,309,437	2,789,382
Debt securities, at fair value	1,157	—
Equity securities, at fair value	831	1,098
Interest receivable	38,347	36,736
Principal receivable	2,515	1,029
Derivatives, at fair value	59,766	13,021
Other assets	40,798	25,856

Total assets	$9,499,746	$8,613,795

Liabilities:
Mortgage-backed notes	$4,515,197	$3,917,677
Repurchase agreements	2,868,572	2,707,915
Warehouse lending facilities	573,658	752,777
Commercial paper	573,385	637,677
Collateralized debt obligations	295,013	—
Junior subordinated notes	92,788	92,788
Convertible senior notes	90,000	—
Unsettled security purchases	4,572	—
Cash distributions payable	13,857	14,343
Accrued interest expense	15,436	12,094
Accounts payable and accrued expenses	22,156	6,969

Total liabilities	9,064,634	8,142,240

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 43,303,004 and 47,808,510 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	43	48
Additional paid-in capital	543,859	583,492
Accumulated other comprehensive income	12,122	3,842
Accumulated distributions in excess of accumulated earnings	(120,912)	(115,827)

Total stockholders’ equity	435,112	471,555

Total liabilities and stockholders’ equity	$9,499,746	$8,613,795

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands, except share and per share amounts)	2007	2006	2007	2006

Net interest income:
Interest income:
Mortgage loan and securitization portfolio	$95,967	$45,398	$194,658	$68,009
Spread portfolio	31,775	19,845	62,151	50,810
Credit sensitive bond portfolio	18,727	9,667	35,226	17,683

Total interest income	146,469	74,910	292,035	136,502

Interest expense	122,222	53,513	237,426	99,484

Net interest income	24,247	21,397	54,609	37,018

Other income:
Gains on derivatives, net	20,617	7,183	35,882	15,776
Impairment losses on securities	(18,740)	(462)	(18,745)	(2,179)
Gains (losses) on sales of mortgage-backed securities	4	(1,240)	(15,449)	823
Other expense	(19)	(131)	(99)	(608)

Total other income	1,862	5,350	1,589	13,812

Expenses:
Servicing expense	6,730	2,538	12,716	4,020
Provision for loan losses	4,645	1,525	8,188	1,525
Salaries and benefits	3,551	2,018	6,635	4,441
Professional services	997	471	1,841	1,093
Management compensation expense to related party	—	854	—	1,665
Other general and administrative expenses	1,889	1,136	3,674	2,091

Total expenses	17,812	8,542	33,054	14,835

Income before income taxes	8,297	18,205	23,144	35,995

Income taxes (benefit)	(506)	641	(45)	652

Net income	$8,803	$17,564	$23,189	$35,343

Net income per share – basic	$0.20	$0.45	$0.50	$0.90

Net income per share – diluted	$0.20	$0.45	$0.50	$0.90

Weighted-average number of shares outstanding – basic	44,774,340	38,609,963	46,038,178	39,060,284

Weighted-average number of shares outstanding – diluted	44,898,778	38,834,435	46,220,019	39,337,203

Dividend per share	$0.32	$0.20	$0.62	$0.25

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total

Balance, January 1, 2007	47,809	$48	$583,492	$3,842	$(115,827)		$471,555

Net income					23,189	$23,189	23,189

Securities available-for-sale, fair value adjustment				9,116		9,116	9,116

Amortization of derivative gains				(836)		(836)	(836)

Comprehensive income						$31,469

Repurchases of common stock	(4,775)	(5)	(41,118)				(41,123)

Distributions to stockholders					(28,274)		(28,274)

Issuance and amortization of restricted common stock	269		1,485				1,485

Balance, June 30, 2007	43,303	$43	$543,859	$12,122	$(120,912)		$435,112

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$23,189	$35,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium/(discount) on loans held-for-investment and mortgage-backed securities and depreciation	11,800	(1,416)
Impairment losses on securities	18,745	2,179
Provision for loan losses	8,188	1,525
Negative amortization of loans held-for-investment	(52,196)	(16,969)
Share-based compensation	1,485	1,676
Net realized and unrealized gains on derivative instruments	(20,906)	(14,759)
Net (losses) on mortgage backed securities held as trading	(9)	—
Net gain (losses) on sales of mortgage-backed-securities available-for-sale	15,449	(823)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, net of purchased interest	(1,320)	1,130
(Increase) decrease in other assets	1,171	(15,305)
Increase in accounts payable and other liabilities	14,798	310
Increase (decrease) in accrued interest expense	3,342	(11,527)
Increase in management compensation payable, incentive compensation payable and other related-party payable	—	588

Net cash provided by (used in) operating activities	23,736	(18,048)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(790,866)	(1,449,385)
Proceeds from sales of mortgage-backed securities	31,348	3,619,558
Principal payments of mortgage-backed securities	280,454	289,359
Purchases of loans held-for-investment, net	(1,262,734)	(3,143,481)
Principal payments of loans held-for-investment	940,605	106,707
Purchases of derivative instruments	(32,979)	(1,555)
Proceeds from derivative instruments	7,331	2,326
Purchase of debt securities	(1,271)	—
Net change in restricted cash	(7,061)	747
Other	(176)	—

Net cash used in investing activities	(835,349)	(575,724)

Cash flows from financing activities:
Repurchases of common stock	(41,123)	(15,534)
Capitalized financing costs	(7,122)	—
Borrowings under repurchase agreements	21,901,406	19,794,029
Principal payments on repurchase agreements	(21,740,749)	(21,414,302)
Borrowings under warehouse lending facilities	1,651,917	2,468,843
Paydown of warehouse lending facilities	(1,830,852)	(2,467,969)
Borrowings under commercial paper facility	2,838,460	—
Paydown of commercial paper facility	(2,902,752)	—
Distributions to stockholders	(28,760)	(3,202)
Proceeds from issuance of mortgage-backed notes	1,359,447	2,324,948
Principal payments on mortgage-backed notes	(761,934)	(94,196)
Proceeds from issuance of collateralized debt obligations	291,027	—
Principal payments on margin debt	—	(3,548)
Proceeds from issuance of convertible senior notes	90,000	—

Net cash provided by financing activities	818,965	589,069

Net increase (decrease) in cash and cash equivalents	7,352	(4,703)
Cash and cash equivalents, beginning of the period	5,902	11,466

Cash and cash equivalents, end of the period	$13,254	$6,763

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2007	2006

Supplemental disclosure of cash flow information:
Interest paid	$245,393	$113,741
Taxes paid	1,179	486

Non-cash investing and financing activities:
Increase in unsettled security purchases	$4,572	$53,181
(Increase) decrease in principal receivable	(1,488)	11,948
Transfer of loans held-for-investment to real estate owned	8,681	—
Acquisition of mortgage-backed securities available-for-sale through collateralized debt obligations	(3,986)	—
Principal payments of mortgage-backed securities available-for-sale	183	—
Paydown of warehouse lending facilities	(183)	—
Increase (decrease) in cash distributions payable to stockholders	(486)	6,605
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—OVERVIEW
          Luminent Mortgage Capital, or The Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced its operations on June 11, 2003. The Company’s common stock began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003.
          The Company is a real estate investment trust, or REIT, which, together with its subsidiaries, invests in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. The Company also generates fee income by managing portfolios of mortgage-backed securities for other institutions.
          See Note 12 for information regarding significant adverse developments in the markets for the financing of mortgage-related assets since June 30, 2007 and their impact on the Company. All of the following Notes should be read in conjunction with Note 12.
     Business Conditions and Going Concern
          The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As the Company announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities seized-up, and as a result, the Company simultaneously experienced a significant increase in margin calls from its repurchase agreement counterparties, or repo lenders, and a decrease in the amount of financing its lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity over a very short period of time and caused substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
          This market deterioration significantly impaired the Company’s ability to sell assets in an orderly fashion to repay commercial paper obligations and satisfy margin requirements on repurchase agreements. On August 6, 2007, the Company was unable to roll over approximately $168.0 million of commercial paper financing because liquidity in the market for commercial paper had declined. Since August 7, 2007, eight of the Company’s repo lenders declared the Company in default because the Company did not post margin or repurchase the assets under various master repurchase agreements. As a result, repurchase transactions with an aggregate repurchase price of approximately $1.6 billion became immediately payable. These declarations resulted in an event of default on the Company’s convertible senior notes of $90.0 million, in respect of which these notes may be declared to be immediately due and payable. In addition, these declarations resulted in a program default on the Company’s commercial paper of $580.0 million, which has been declared to be immediately due and payable. Due to these events of default, the Company is prohibited from making scheduled interest payments on its junior subordinated notes.
          The Company has implemented a financial strategy to restore investor confidence and will continue its initiatives in this regard. The Company has taken the following steps that are intended to assure its customers and investors, that it can fulfill its commitments in the ordinary course of business:
•      The Company is working with parties to the commercial paper agreements to liquidate assets financed by the commercial paper in order to repay the related debt.

•      On August 16, 2007, the Company entered into a letter of intent with Arco, which included the arrangement of repurchase agreement financing in the amount of $64.9 million at an interest rate of one-month LIBOR plus 4.00%, and a revolving liquidity line of credit of $60.0 million to be used in the stabilization of existing repurchase agreements, to meet financing maturities and to provide working capital for the Company. See Note 12 for further information about the terms of this agreement.
•      On August 21, 2007, the Company entered into an interim agreement with Arco, whereby the Company received a secured loan of $18.25 million for one month, at an interest rate of one-month LIBOR plus 4.00%. The agreement was amended on September 12, 2007 and September 21, 2007 to increase the amount of the loan to $33.25 million and extended the maturity of the loan pending completion of the agreement described above. It is Arco’s intent that the loan will be included in the revolving liquidity line described above upon finalization of the agreement.
•      Between July 1, 2007 and August 31, 2007, the Company and our repo lenders have liquidated mortgage-backed securities with an amortized cost of approximately $1.9 billion subject to repurchase agreements in order to repay them. Management is working with repo lenders to liquidate additional assets in order to repay additional debt, meet required margin calls or obtain alternate financing.
•      The Company has repaid all of its warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion has been terminated, and no balances are currently outstanding on two warehouse lines totaling $1.5 billion.
•      The Company has sold all but five unsecuritized loans. The Company does not finance these five loans and is seeking recoveries where it has the contractual right to require repurchase by the originator.
•      The Company has maintained an interest in its ten whole loan securitizations.
•      The Company’s management has implemented an expense reduction plan that includes reductions in headcount as well as operating expense reductions.
          The Company’s management is currently focused on stabilizing the investment portfolio in the short-term and returning to profitability once the existing portfolio has been stabilized. There can be no assurance that further market disruption will not occur or that the Company will be able to successfully execute its business or liquidity plans discussed herein.
          The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim periods do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006.
NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Note 2 to the consolidated financial statements in the Company’s 2006 Form 10-K describes the Company’s significant accounting policies. There have been no significant changes to these policies during 2007 with the exception of the required adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statement No. 133 and 140. See the description of recent accounting pronouncements below.
          Recent Accounting Pronouncements
          In July 2007, the Financial Accounting Standards Board, or FASB, authorized a proposed FASB Staff Position, or FSP, that, if approved for issuance by the FASB, will significantly affect the accounting for our convertible senior debentures. The proposed FSP will require that the initial debt proceeds be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and to require retrospective application.

          In July 2007, the FASB issued proposed FSP FAS 140-d, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The Board currently seeks written comments on the proposed FSP, which addresses the accounting for the transfer of financial assets and a subsequent repurchase financing.
          The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FASB Statement No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
          The proposed FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the proposed FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the proposed FSP effective as soon as practicable.
          Currently, the Company records such assets and the related financing gross on its consolidated balance sheet, and the corresponding interest income and interest expense gross on its consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income or current period income, depending on its classification under SFAS No. 115, Accounting for Investments in Certain Debt and Equity Securities. This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Company’s consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and it is expected that its REIT taxable income and its qualification as a REIT would not be affected. Also, net equity would not be materially affected.
          In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective January 1, 2008. The Company is currently evaluating this new guidance and has not yet determined whether it will be required to apply the provisions of the Guide in presenting its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to adopt the Statement early as permitted and is still evaluating the impact of this Statement on its consolidated financial statements.
          In February 2006, the FASB issued SFAS No. 155. This Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to SFAS No. 133. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under SFAS No. 133. The Company reviewed all securities that were purchased subsequent to January 1, 2007 and identified certain hybrid securities which require bifurcation. The Company has elected to carry these securities at fair value as trading securities, although these securities were not acquired for resale. The Company will recognize changes in the fair value of these securities in other income.
          In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company’s adoption of this interpretation did not have a material impact on its consolidated financial statements.
NOTE 3—SECURITIES
          The Company held $131.0 million of hybrid securities that are classified as trading. For the three and six months ended June 30, 2007, the Company recognized changes in fair value of $(50) thousand and $9 thousand, respectively, in its consolidated statement of operations.
          The following table summarizes the Company’s securities classified as available-for-sale, which are carried at fair value.
Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2007
Mortgage-backed securities, available-for-sale	$3,253,506	$9,581	$—	$3,263,087
Debt securities, available-for-sale	1,157	—	—	1,157

Total	$3,254,663	$9,581	$—	$3,264,244

December 31, 2006
Mortgage-backed securities, available–for-sale	$2,930,878	$7,549	$(7,489)	$2,930,938

          At June 30, 2007 and December 31, 2006, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 98.5% and 99.0% of face amount, respectively.

          The following table shows the Company’s available-for-sale mortgage-backed securities’ fair value and gross unrealized losses on temporarily impaired securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006. The Company had no unrealized losses on available-for-sale securities at June 30, 2007.
Holding Period of Gross Unrealized Losses on Available-for-Sale Securities
(in thousands)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006
Agency-backed mortgage-backed securities	$8,850	$(66)	$—	$—	$8,850	$(66)
Non-agency-backed mortgage-backed securities	971,034	(3,058)	138,210	(4,365)	1,109,244	(7,423)

Total temporarily impaired mortgage-backed securities	$979,884	$(3,124)	$138,210	$(4,365)	$1,118,094	$(7,489)

          The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. An impairment loss of $14.1 million for the three and six months ended June 30, 2007 was due to assumption changes on certain Residential Mortgage Credit securities due to increased loss expectations on certain securities. At June 30, 2007, the Company had $1.4 billion of securities held as available-for-sale with an impairment as of the balance sheet date of $4.6 million. As of the balance sheet date, the Company evaluated the impairment on these securities as temporary given the facts and circumstances on that date because it had the intent and believed it had the ability to hold the securities for a period of time sufficient to recover all unrealized losses. Due to the significance of the mortgage industry deterioration discussed in Note 1, which occurred after the balance sheet date, the Company has reclassified $4.6 million of impairment losses, representing all unrealized holding losses on securities, from other comprehensive income, which is a component of equity, to the consolidated statement of operations for the three and six month periods ended June 30, 2007. This reclassification does not change the Company’s book value at June 30, 2007 or taxable income for the three and six months ended June 30, 2007.
          Subsequent to June 30, 2007, certain rating agencies announced the downgrade or expected down grade in the rating of certain mortgage-backed securities due to higher than expected delinquencies and the potential for higher than expected losses. All of the mortgage-backed securities that the Company holds which were on the rating agencies downgrade list were already identified by the Company as having higher than expected delinquencies and the loss expectations used to determine the fair value of those securities were adjusted accordingly as an other-than-temporary impairment and impairment losses were recognized in the statement of operations prior to June 30, 2007.
          Impairment losses for the three and six months ended June 30, 2006 of $0.4 million and $2.2 million, respectively, related to Spread securities that the Company did not intend to hold until their maturity.
          The temporary impairment of securities at December 31, 2006 resulted from the fair value of the mortgage-backed securities falling below their amortized cost basis and was solely attributable to changes in interest rates. At December 31, 2006, none of the securities held had been downgraded by a credit rating agency since their purchase and the Company had the ability and intent to hold these securities for a period of time that is sufficient to recover all unrealized losses. As such, the Company does not believe any of these securities were other-than-temporarily impaired at December 31, 2006.
          The Company accounts for certain of the mortgage-backed securities in its Residential Mortgage Credit portfolio in accordance with the Emerging Issues Task Force, or EITF 99-20, Recognition of interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, the

Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to fair value if the fair value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of a mortgage-backed security in its consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial.
          During the three months ended June 30, 2007, the Company had realized gains of $4 thousand on the sale of mortgage-backed securities. During the six months ended June 30, 2007, the Company had realized gains of $4 thousand and losses of $15.4 million on the sale of mortgage-backed securities. The Company selected these securities for sale due to their rising level of delinquencies in the underlying loan collateral which was noted in the first quarter of 2007, as well as to reduce the Company’s exposure to certain mortgage-backed asset issuers. During the three months ended June 30, 2006, the Company had realized gains of $0.1 million and realized losses of $1.3 million on the sale of mortgage-backed securities and for the six months ended June 30, 2006 the Company had realized gains of $9.7 million and realized losses of $8.9 million on the sale of mortgage-backed securities. The Company sold securities during the first six months of 2006 in order to reposition the portfolio.
          The weighted-average lives of the mortgage-backed securities in the table below are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal, and are generally shorter than their stated maturities.
Weighted-Average Life of Mortgage-Backed Securities
(dollars in thousands)

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon

Less than one year	$803,817	$803,474	5.66%
Greater than one year and less than five years	2,534,595	2,525,412	5.96
Greater than five years	55,627	55,700	7.11

Total	$3,394,039	$3,384,586	5.91%

NOTE 4—LOANS HELD-FOR-INVESTMENT
          The following table summarizes the Company’s residential mortgage loans classified as held-for-investment, which are carried at amortized cost, net of allowance for loan losses.
Components of Residential Mortgage Loans Held-for-Investment
(in thousands)

	June 30,	December 31,
	2007	2006

Principal	$5,821,630	$5,472,325
Unamortized premium	125,147	124,412

Amortized cost	5,946,777	5,596,737
Allowance for loan losses	(12,297)	(5,020)

Total residential mortgage loans, net of allowance for loan losses	$5,934,480	$5,591,717

     At June 30, 2007 and December 31, 2006, residential mortgage loans had a weighted-average amortized cost of 102.2% and 102.3% of face amount, respectively.
Allowance for Loan Losses
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Balance, beginning of period	$8,262	$—	$5,020	$—
Provision for loan losses	4,645	1,525	8,188	1,525
Usage of allowance	(610)	—	(911)	—

Balance, end of period	$12,297	$1,525	$12,297	$1,525

          On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses and records a provision for loan losses based on this analysis for loans that are estimated to have defaulted. At June 30, 2007 and December 31, 2006, $84.6 million and $33.9 million, respectively, of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. Interest reversed for loans in non-accrual status at June 30, 2007 and December 31, 2006 was $2.7 million and $1.0 million, respectively.
          At June 30, 2007 and December 31, 2006, the Company had $9.0 million and $3.6 million of real estate owned that is included in other assets on its consolidated balance sheet.

NOTE 5—BORROWINGS
     The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of various financing arrangements. The following table presents summarized information with respect to the Company’s borrowings.
Borrowings
(dollars in thousands)

		Weighted-
	Borrowings	Average	Fair Value of	Final Stated
	Outstanding	Interest Rate	Collateral(3)	Maturities (5)
June 30, 2007
Mortgage-backed notes (1) (2)	$4,512,495	5.56%	$4,509,333	2046
Repurchase agreements	2,868,572	5.43	3,304,153	2010
Warehouse lending facilities	573,658	6.32	595,583	(4)
Commercial paper facility	574,873	5.37	575,978	2007
Collateralized debt obligations (1)	296,000	6.35	300,330	2047
Junior subordinated notes	92,788	8.58	none	2035
Convertible senior notes	90,000	8.13	none	2027

Total	$9,008,386	5.64%	$9,285,377

December 31, 2006
Mortgage-backed notes (1) (2)	$3,914,932	5.60%	$3,919,354	2046
Repurchase agreements	2,707,915	5.45	2,909,895	2008
Commercial paper facility	639,871	5.36	643,823	2007
Warehouse lending facilities	752,777	5.80	794,420	(4)
Junior subordinated notes	92,788	8.58	none	2035

Total	$8,108,283	5.58%	$8,267,492

(1)	Outstanding balances for mortgage-backed notes exclude $2.7 million in unamortized premium at June 30, 2007 and December 31, 2006 $1.0 million for collateralized debt obligations at June 30, 2007 and $1.5 million and $2.2 million at June 30, 2007 and December 31, 2006, respectively, for commercial paper. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than the stated maturity.
(2)	The carrying amount of loans pledged as collateral is $4.5 billion and $3.9 billion at June 30, 2007 and December 31, 2006.
(3)	Collateral for borrowings consists of mortgage-backed securities available-for-sale and loans held-for-investment.
(4)	Borrowing has no stated maturity.
(5)	Mortgage-backed notes, repurchase agreements and collateralized debt obligations mature at various dates. The date above is the last maturity date for each type of borrowing.
          At June 30, 2007 and December 31, 2006, the Company had unamortized capitalized financing costs of $23.4 million and $15.9 million, respectively, related to the Company’s borrowings, which were deferred at the issuance date of the related borrowing and are being amortized using the effective yield method over the estimated life of the borrowing.
     Mortgage-backed notes
          The Company has issued non-recourse mortgage-backed notes to provide permanent financing for its loans held-for-investment. The mortgage-backed notes are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the one-month London Interbank Offered Rate, or LIBOR. The borrowing rates of the mortgage-backed notes reset monthly except for $0.2 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Loans held-for-investment collateralize the mortgage-backed notes. On a consolidated basis the securitizations are accounted for as financings in accordance with SFAS No. 140 and therefore the assets and liabilities of the securitization entities are consolidated on the Company’s consolidated balance sheet.

     Repurchase Agreements
          The Company has entered into repurchase agreements with third-party financial institutions to finance the purchase of certain of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month LIBOR.
Repurchase Agreement Maturities
(in thousands)

	June 30, 2007	December 31, 2006
Overnight 1 day or less	$—	$—
Between 2 and 30 days	2,425,817	2,070,939
Between 31 and 90 days	—	201,976
Between 91 and 1,094 days	442,775	435,000

Total	$2,868,572	$2,707,915

          See Note 12 for further information on the current status of the Company’s repurchase agreements.
     Warehouse Lending Facilities
          Mortgage Loan Financing. The Company maintains warehouse lending facilities that are structured as repurchase agreements. These facilities are the Company’s primary source of funding for acquiring mortgage loans. These warehouse lending facilities are short-term borrowings that are secured by the loans and bear interest based on LIBOR. In general, the warehouse lending facilities provide financing for loans for a maximum of 120 days. Proceeds from the issuance of mortgage-backed notes are used to pay down the outstanding balance of warehouse lending facilities.
          Asset-backed Securities Financing. The Company maintained a warehouse lending facility with Greenwich Capital Financial Products, Inc. that was used to purchase mortgage-backed securities rated below AAA until the Company financed the securities permanently through collateralized debt obligations, or CDOs. This short-term warehouse lending facility was secured by asset-backed securities, bearing interest based on LIBOR. The facility was terminated in March 2007 concurrently with the permanent financing of the asset-backed securities by the CDOs.

Warehouse Lending Facilities
(in millions)

	At June 30, 2007			At December 31, 2006
			Weighted-			Weighted-
	Borrowing	Borrowings	Average	Borrowing	Borrowings	Average
Counterparty	Capacity	Outstanding	Interest Rate	Capacity	Outstanding	Interest Rate
Mortgage loan financing:
Greenwich Capital Financial Products, Inc.	$1,000.0	$573.7	6.32%	$1,000.0	$455.2	5.80%
Barclays Bank plc	1,000.0	—	—	1,000.0	290.1	5.78
Bear Stearns Mortgage Capital Corp.	500.0	—	—	500.0	7.5	5.77
Asset-backed securities financing:
Greenwich Capital Financial Products, Inc.	—	—	—	500.0	—	—

Total	$2,500.0	$573.7	6.32%	$3,000.0	$752.8	5.80%

          At June 30, 2007, the Company was in compliance with all of its debt covenants for all borrowing arrangements and credit facilities, however, subsequent to June 30, 2007, the Company experienced defaults under its credit facilities.
          See Note 12 for further information on the current status of the Company’s warehouse lending facilities.
     Commercial Paper Facility
          In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed securities portfolio. Luminent Star Funding I is a single-seller commercial paper program that provides a financing alternative to repurchase agreement financing. It issues asset-backed secured liquidity notes that are rated by Standard & Poor’s and Moody’s. Subsequent to June 30, 2007, the commercial paper counterparty did not allow the Company to renew its commercial paper funding. The Company is currently in the process of liquidating the assets financed with commercial paper.
          See Note 12 for further information on the current status of the Company’s commercial paper facility.
     Collateralized Debt Obligations
          In March 2007, the Company issued $400.0 million of collateralized debt obligations, or CDOs, from Charles Fort CDO I, Ltd., a qualified REIT subsidiary of the Company. The CDOs are floating-rate pass-through certificates that were initially collateralized at closing by $289.1 million of the Company’s mortgage-backed securities and $59.1 million of mortgage-backed securities that the Company retained from prior whole loan securitizations as well as an uninvested cash balance which was used to purchase additional securities subsequent to the CDO closing. Of the $400.0 million of CDOs issued, as of June 30, 2007, third-party investors purchased $296.0 million of non-recourse certificates that provide permanent financing for the mortgage-backed securities in the CDO and the Company retained $104.0 million of certificates including $23.0 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. The Company accounted for this securitization transaction as a financing of the mortgage-backed securities in accordance with SFAS No. 140 and therefore the assets and liabilities of the securitization entities are included on the Company’s consolidated balance sheet.
     Junior Subordinated Notes
          Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The Company pays interest to the trusts quarterly. Subsequent to June 30, 2007, the Company became contractually prohibited from making payments of interest because of defaults on senior securities. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the junior subordinated notes.

          The DST I notes in the amount of $51.6 million bear interest at a fixed rate of 8.16% per annum through March 30, 2010 and, thereafter, at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST I notes and trust securities mature in March 2035 and are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain federal income tax or investment company events, the Company may redeem the DST I notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest.
          The DST II notes in the amount of $41.2 million bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST II notes and trust securities mature in December 2035, the Company may redeem the DST I notes at any interest payment date in whole, but not in part, at the redemption rate of 100% plus accrued and unpaid interest.
          See Note 12 for further information on the current status of the Company’s junior subordinated notes.
     Convertible Senior Notes
          In June 2007, the Company completed a private offering of $90.0 million of convertible senior notes that are due in 2027, or the Notes, with a coupon of 8.125%.
          Prior to June 1, 2026, upon the occurrence of specified events, the Notes are convertible at the option of the holder at an initial conversion rate of 89.4114 shares of the Company’s common stock per $1,000 principal amount of Notes. The initial conversion price of $11.18 represents a 22.5% premium to the closing price of $9.13 per share of the Company’s common stock on May 30, 2007. On or after June 1, 2026, the Notes are convertible at any time prior to maturity at the option of the holder. Upon conversion of Notes by a holder, the holder will receive cash up to the principal amount of such Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of the Company in cash or in shares of the Company’s common stock. The initial conversion rate is subject to adjustment in certain circumstances.
          Prior to June 5, 2012, the Notes are not redeemable at the Company’s option, except to preserve the Company’s status as a REIT. On or after June 5, 2012, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any.
          Note holders may require the Company to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the Notes on June 1, 2012, June 1, 2017, June 1, 2022 or upon the occurrence of certain change in control transactions prior to June 5, 2012. Subsequent to June 30, 2007, the Company had an event of default on the convertible senior notes which made them immediately due and payable.
          See Note 12 for further information on the current status of the Company’s convertible senior notes.
NOTE 6—CAPITAL STOCK AND EARNINGS PER SHARE
          At June 30, 2007 and December 31, 2006, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2007 and December 31, 2006, the Company had 43,303,004 and 47,808,510 outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.
          On November 7, 2005, the Company announced a share repurchase program to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced an additional share repurchase program for an incremental 3,000,000 shares. On May 7, 2007, the Company announced an additional share repurchase program to acquire up to an additional 5,000,000 shares of common stock. For the six months ended June 30, 2007, the Company repurchased 4,774,600 shares at a weighted-average price of $8.58 including 1,986,000 purchased from $18.1 million of the proceeds from the offering of the Notes in June 2007. The Company has repurchased 7,368,885 shares since the inception of the share repurchase program and has the remaining authority to acquire up to 2,631,115 more common shares. Currently, due to the Company’s liquidity issues, the Company has no plans to repurchase shares of its common stock on the open market.
          The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted common stock and convertible notes, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Reconciliation of Basic and Diluted Earnings Per Share

	For the Three Months Ended		For the Three Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted

Net income (in thousands)	$8,803	$8,803	$17,564	$17,564

Weighted-average number of common shares outstanding	44,774,340	44,774,340	38,609,963	38,609,963
Additional shares due to assumed conversion of dilutive instruments	—	124,438	—	224,472

Adjusted weighted-average number of common shares outstanding	44,774,340	44,898,778	38,609,963	38,834,435

Net income per share	$0.20	$0.20	$0.45	$0.45

	For the Six Months		For the Six Months
	Ended June 30, 2007		Ended June 30, 2006
	Basic	Diluted	Basic	Diluted

Net income (in thousands)	$23,189	$23,189	$35,343	$35,343

Weighted-average number of common shares outstanding	46,038,178	46,038,178	39,060,284	39,060,284
Additional shares due to assumed conversion of dilutive instruments	—	181,841	—	276,919

Adjusted weighted-average number of common shares outstanding	46,038,178	46,220,019	39,060,284	39,337,203

Net income per share	$0.50	$0.50	$0.90	$0.90

Options mainly related to the purchase option from the issuance of convertible debt in June 2007 in the amount 8.1 million shares for the three and six months ended June 30, 2007 and 55 thousand shares for the three and six months ended June 30, 2006 were outstanding but excluded from the computation of earnings per share because they were antidilutive.
          See Note 12 for additional information on the issuance of common stock warrants.
NOTE 7—2003 STOCK INCENTIVE PLANS
          Effective June 4, 2003, the Company adopted a 2003 Stock Incentive Plan and a 2003 Outside Advisors Stock Incentive Plan. The plans provide for the grant of a variety of long-term incentive awards to employees and officers of the Company or individual consultants or advisors who render or have rendered bona fide services as an additional means to attract, motivate, retain and reward eligible persons. These plans as amended authorize the award of up to 2,000,000 shares of the Company’s common stock at the discretion of the compensation committee of the board of directors of which 1,850,000 shares comprise the 2003 Stock Incentive Plan and 150,000 shares comprise the 2003 Outside Advisors Stock Incentive Plan. The compensation committee determines the exercise price and the vesting requirement of each grant as well as the maximum term of each grant. The Company uses historical data to estimate stock option exercises and employee termination in its calculations of stock-based employee compensation expense and expected terms.
Common Stock Available for Grant

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
June 30, 2007
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	(1,029,500)	(20,760)	(1,050,260)
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	820,500	129,240	949,740

Outstanding Stock Options

June 30, 2007
Stock options outstanding (shares)	55,000
Weighted-average exercise price	$14.82
Weighted-average remaining life (years)	6.1
               At June 30, 2007, all outstanding stock options were fully vested with an aggregate intrinsic value of zero. No stock options were granted, exercised or forfeited during the six months ended June 30, 2007.
Common Stock Awards

	Number of	Weighted-Average
	Common Shares	Issue Price
Outstanding, January 1, 2007	721,329	$9.13
Issued	269,094	9.32
Forfeited	—	—

Outstanding, June 30, 2007	990,423	$9.18

Non-vested Common Stock Awards

	Number of Common	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested, January 1, 2007	555,923	$9.20
Granted	269,094	9.32
Vested	(153,217)	8.74
Forfeited	—	—

Nonvested, June 30, 2007	671,800	$9.35

               The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
               Total stock-based employee compensation expense related to common stock awards for the three and six months ended June 30, 2007 was $0.8 million and $1.5 million, respectively. Expense related to the awards for the three and six months ended June 30, 2006 was $0.2 million and $1.2 million, respectively. At June 30, 2007, stock-based employee compensation expense of $4.9 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.2 years.

          See Note 12 for further information on common stock awards.
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, commercial paper, warehouse lending facilities, unsettled securities purchases and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities is reported in Note 3. The fair value of the Company’s derivative instruments is reported in Note 10.
The fair value of the Company’s remaining financial instruments is reported below.
Fair Value of Financial Instruments
(in thousands)

	June 30, 2007		December 31, 2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Loans held-for-investment	$5,934,480	$5,854,416	$5,591,717	$5,586,872
Mortgage-backed notes	4,515,197	4,509,332	3,917,677	3,919,353
CDOs	295,013	295,013	—	—
Convertible senior notes	90,000	95,491	—	—
Junior subordinated notes	92,788	90,516	92,788	91,325
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of Accumulated Other Comprehensive Income
(in thousands)

	June 30,	December 31,
	2007	2006

Unrealized holding losses on securities available-for-sale	$(24,746)	$(5,957)
Reclassification adjustment for net losses (gains) on securities available-for-sale included in net income	15,449	(993)
Impairment losses on securities	18,740	7,010

Net unrealized gain on securities available-for-sale	9,443	60
Net deferred realized and unrealized gains on cash flow hedges	2,898	3,734
Net unrealized losses (gains) on equity securities available-for-sale	(219)	48

Accumulated other comprehensive income	$12,122	$3,842

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Company seeks to manage its interest rate risk and credit exposure and protect the Company’s liabilities against the effects of major interest rate changes. Such interest rate risk may arise from: (1) the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. The Company also seeks to manage its credit risk exposure which may arise from the creditworthiness of the holders of the mortgages underlying its mortgage-related assets. The Company may use various combinations of derivative instruments or other risk-sharing arrangements to attempt to manage these risks.

Derivative Contracts
(in thousands)

	Estimated Fair Value
	June 30,	December 31,
	2007	2006
Eurodollar futures contracts sold short	$5,983	$149
Interest rate swap contracts	10,054	4,383
Interest rate cap contracts	5,764	1,531
Credit default swaps	38,732	6,958
Other – underwriter option	(349)	—
Loan purchase commitments	(418)	—
Realized and Unrealized Gains and Losses on Derivative Contracts
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Free standing derivatives:
Realized gains	$4,516	$1,599	$15,460	$1,599
Unrealized gains	16,904	5,077	21,868	14,641
Purchase commitment derivatives:
Realized losses	(932)	—	(1,028)	—
Unrealized gains (losses)	129	507	(418)	(464)
     Cash Flow Hedging Strategies
          Prior to January 1, 2006, the Company entered into derivative contracts that it accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, was recorded in other comprehensive income or loss. Hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. During the three and six months ended June 30, 2007, interest expense decreased by $0.4 million and $0.8 million, respectively, due to the amortization of net realized gains and hedge ineffectiveness gains. During the three and six months ended June 30, 2006, interest expense decreased by $4.5 million and $6.0 million, respectively, due to the amortization of net realized gains and hedge ineffectiveness gains.
NOTE 11—INCOME TAXES
          The Company is taxed as a REIT under the Internal Revenue Code, or the Code. As such, the Company routinely distributes substantially all of the income generated from operations to its stockholders. As long as the Company retains its REIT status, it generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that it distributes its REIT taxable income to its stockholders.
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

          Distributions declared per share were $0.32 and $0.62 during three and six months ended June 30, 2007, respectively and $0.05 and $0.20 per share during the three and six months ended June 30, 2006, respectively.
          See Note 12 for further information about the suspension of payment for dividends declared during the three months ended June 30, 2007.
NOTE 12—SUBSEQUENT EVENTS
          As the Company announced on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities seized-up, and as a result, the Company simultaneously experienced a significant increase in margin calls from its repo lenders and a decrease in the amount of financing its lenders would provide on a given amount of collateral. These events resulted in a significant loss of liquidity over a very short period of time. See Note 1 for further information about current business conditions.
     Arco Financing Agreement
          On August 16, 2007, the Company entered into a letter of intent with Arco that included the arrangement of $64.9 million of repurchase agreement financing and a revolving liquidity line of credit of $60.0 million to be used to stabilize existing repurchase agreements, to meet financing maturities and to provide working capital for the Company. The repurchase financing bears an interest rate of one-month LIBOR plus 4.00%. The liquidity line of credit bears an interest rate of one-month LIBOR plus 4.00% to 4.50% depending on the amount outstanding on the line of credit. The agreement requires that a commitment fee of 0.50% be paid annually on the unused portion of the $60.0 million line of credit. The line of credit will be available until September 21, 2012.
          Under the agreement Arco received warrants to purchase up to 49% of the voting interest in the Company and 51% of the economic interest in the Company on a fully diluted basis. The warrant holders have the right to elect to receive nonvoting shares for any warrant exercised. The warrants are exercisable until September 30, 2012 at an exercise price of $0.18 per share subject to anti-dilution adjustments to maintain the economic ownership percentage of the Company attributable to the warrants at 51% on a fully-diluted basis. The agreement further provides the Company’s board of directors will consist of eight directors four of whom must be satisfactory to Arco and who will replace four existing directors of the Company.
          On August 21, 2007, the Company entered into an interim agreement with Arco, whereby it received a loan of $18.25 million, at an interest rate of one-month LIBOR plus 4.00%, for a term of one month. On September 12, 2007 and September 21, 2007 the agreement was amended to increase the loan to $33.25 million and extend the maturity of the loan pending completion of the line of credit agreement described above. Under the terms of the amended agreement, Arco may declare the loan to be immediately due and payable for failure to pay interest or principal when due, for failure to perform or observe any covenant or other obligation and upon the occurrence of certain bankruptcy or insolvency events, among other things. It is Arco’s intent intended that this loan will be refinanced by the revolving liquidity line upon finalization of the agreement.
     Financing Agreements Recent Events
          Since August 7, 2007, eight of the Company’s repo lenders declared us in default because the Company did not post margin or repurchase the assets under various master repurchase agreements. As a result, repurchase transactions with an aggregate repurchase price of approximately $1.6 billion became immediately payable. These declarations resulted in an event of default on $90.0 million of the Company’s convertible senior notes and these notes may be declared to be immediately due and payable, The Company is also in default on $580.0 million of commercial paper, which has been declared to be immediately due and payable. In addition, due to these events of default, the Company contractually prohibited from making scheduled interest payments on its junior subordinated notes.

     Sale of Securities and Status of Repurchase Agreement Arrangements
          Between July 1, 2007 and August 31, 2007, the Company and repo lenders have sold securities with an amortized cost of approximately $1.9 billion at a loss of approximately $114.1 million to repay approximately $1.8 billion of repurchase obligations. Gains of $25.1 million on sales of credit default swaps between July 31, 2007 and August 31, 2007 partially offset the losses from the sale of securities. The Company settled its obligations of approximately $186.8 million with one repo lender by transferring ownership of securities with a carrying value of approximately $206.5 million. Satisfaction of the obligations to that repo lender resulted in approximately $20.0 million of losses on those securities which is included in the approximately $114.1 loss figure above. In addition, as of August 31, 2007, repo lenders have seized securities with an amortized cost of approximately $172.6 million against a related repurchase obligation of approximately $154.7 million. Once a repo lender seizes securities, the repo lender has a right to sell the securities at the current market value and all principal and interest payments on the securities together with the net liquidation proceeds are used to repay the repurchase obligations and other eligible expenses incurred by the repo lender before the Company receives the payments or proceeds from the sale of the seized securities. In some instances, the Company may be required to pay the repo lender for a remaining deficit if the Company’s obligation exceeds the net proceeds from the sale of the seized securities. The Company is awaiting an accounting from some of the repo lenders of the final disposition of these securities and others have provided an accounting of the dispositions. The Company is continuing to liquidate mortgage-backed securities as necessary to repay its financing obligations
     Sale of Residential Mortgage Loans and Retained Mortgage-backed Securities
          Subsequent to June 30, 2007, the Company sold residential mortgage loans in the amount of approximately $1.0 billion at a loss of approximately $38.8 million in order to repay warehouse lines of credit related to those loans. Subsequent to June 30, 2007, the Company terminated its $1.0 billion warehouse line of credit with Barclays and currently, has no outstanding balances on any of its warehouse lines of credit. The Company also sold certain securities that it had originally retained in the Company’s whole loan securitizations. The Company is evaluating the effect that the sale of these securities may have on the consolidation of the securitized assets and related liabilities on its consolidated financial statements.
     Reclassification of Unrealized Losses on Securities Held as Available-For-Sale
          At June 30, 2007, the Company had $1.4 billion of securities held as available-for-sale with an impairment as of the balance sheet date of $4.6 million. As of the balance sheet date, the Company evaluated the impairment on these securities as temporary given the facts and circumstances on that date because the Company had the intent and believed it had the ability to hold the securities for a period of time sufficient to recover all unrealized losses. Due to the significance of the mortgage industry deterioration discussed above, which occurred after the balance sheet date, the Company has reclassified $4.6 million of impairment losses, representing all unrealized holding losses on securities, from other comprehensive income, which is a component of equity, to the consolidated statement of operations for the three and six month periods ended June 30, 2007. This reclassification does not change the Company’s book value at June 30, 2007 or taxable income for the three and six months ended June 30, 2007.
     Effect of Rating Agency Downgrades on our Mortgage-Backed Securities
          Subsequent to June 30, 2007, certain rating agencies announced the downgrade or expected downgrade in the rating of certain B rated and BB rated mortgage-backed securities due to higher than expected delinquencies and the potential for higher than expected losses. All of the mortgage-backed securities that the Company holds that were on the rating agencies downgrade list had already been identified by the Company as having higher than expected delinquencies and the loss expectations used to determine the fair value of those securities were adjusted accordingly prior to June 30, 2007.
     Class Action Lawsuits
          Following the Company’s August 6, 2007 announcement of actions the Company’s board of directors took, the Company and certain officers and directors were named as defendants in six purported class action lawsuits filed between August 8, 2007 and September 12, 2007 in the U.S. District Court for the Northern District of California alleging violations of federal securities laws. These lawsuits seek certification of classes composed of stockholders who purchased the Company’s securities during certain periods, starting as early as October 10, 2006 and concluding as late as August 6, 2007. The lawsuits allege generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning the Company’s operations and prospects, thereby artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages.
          These cases involve complex issues of law and fact and have not yet progressed to the point where the Company can: 1) predict their outcome; 2) estimate damages that might result from such cases; or 3) predict the effect that final resolution of any litigation might have on its business, financial condition or results of operations, although such effect could be materially adverse. The Company believes these allegations to be without merit. The Company intends to seek dismissal of these lawsuits for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend itself against these allegations. The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from these lawsuits.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on behalf of the Company against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. The Company believes the allegations in the stockholder derivative complaint to be without merit. Furthermore, any recovery in the derivative lawsuit would be payable to the Company, and this lawsuit is therefore unlikely to have a material negative effect on its business, financial condition or results of operations.
     Vesting of Common Stock Awards
          The Company has issued common stock awards to certain employees. These awards normally vest over a period of time but are subject to provisions that accelerate the vesting. The financing agreement with Arco described above represents a change in control as defined in certain of the stock award agreements and therefore, certain unvested awards vested on August 30, 2007. Due to the accelerated vesting of the awards $4.8 million of deferred compensation related to the common stock awards was recognized in August 2007.
     Suspension of Dividend Payment
          On June 27, 2007, the Company declared a cash dividend of $0.32 per share. Subsequently, the Company suspended the payment of the dividend representing an obligation of $13.6 million due to the Company’s liquidity concerns. In order to maintain the Company’s status as a REIT it must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008. The Company is currently considering various options related to the payment of the dividend.
     Corporate Tax Status
          The current dislocations in the U.S. residential mortgage market and the corresponding changed economic conditions, which led to the suspension of the second quarter cash dividend of $0.32 per share also increase the risk that the Company could lose its Real Estate Investment Trust, or REIT, taxation status in 2007 or a subsequent taxable year as a result of its inability to satisfy the REIT distribution requirements, required sales of assets in order to meet margin calls, lower than expected income on the Company’s mortgage assets as a result of borrower defaults, or other factors. Accordingly, the Company is currently reviewing the financial statement impact of a potential loss of REIT status in the third quarter of 2007, under FIN 48, Accounting for Uncertainty in Income Taxes including the required disclosures contained therein. See Risk Factors included in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 for further discussion of tax risks and the effect of a loss of the Company’s REIT status.
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
Overview
     Executive Summary
     Our key metrics as of and for the six months ended June 30, 2007 are as follows:

Financial performance:
Return on equity	11.9%
REIT taxable return on equity	12.2%
Book value per share	$10.05
Net interest spread	1.22%
REIT taxable net interest spread	0.74%
Quarterly dividend declared	$0.32 Per share
Year-to-date dividend declared	$0.62 Per share

Mortgage-backed assets:
Weighted-average credit rating of mortgage-backed securities	AA
Percentage of securitized assets rated AAA	82.6%
Percentage of total assets that are non-investment grade	2.7%
Growth in total assets December, 31 2006 to June 30, 2007	10.3%

Asset/liability duration gap	Negative 1 month
     Business Conditions and Going Concern
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As we announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities seized-up, and as a result, we simultaneously experienced a significant increase in margin calls from our repurchase agreement counterparties, or repo lenders, and a decrease in the amount of financing our lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity over a very short period of time and raised substantial doubt about our ability to continue as a going concern over a reasonable period of time.
          This market deterioration significantly impaired our ability to sell assets in an orderly fashion to repay commercial paper obligations and satisfy margin requirements on repurchase agreements. On August 6, 2007, we were unable to roll over approximately $168.0 million of commercial paper financing because liquidity in the market for commercial paper had declined. Since August 7, 2007, eight of our repo lenders declared us in default because we did not post margin or repurchase the assets under various master repurchase agreements. As a result, repurchase transactions with an aggregate repurchase price of approximately $1.6 billion became immediately payable. These declarations resulted in an event of default on our $90 million of convertible senior notes as a result of which these notes may be declared to be immediately due and payable. In addition, these declarations resulted in a program default on the our commercial paper of $580.0 million, which has been declared to be immediately due and payable. Due to these events of default, we are contractually prohibited from making scheduled interest payments on our junior subordinated notes.
          We have implemented a financial strategy to restore investor confidence and will continue our initiatives in this regard. We have taken the following steps that are intended to assure its customers and investors that we can fulfill our commitments in the ordinary course of business:
• We are working with parties to the commercial paper agreements to liquidate assets financed by the commercial paper in order to repay the related debt.
• On August 16 2007, we entered into a letter of intent with Arco, which included the arrangement of repurchase agreement financing in the amount of $64.9 million at an interest rate of one-month LIBOR plus 4.00%, and a revolving liquidity line of credit of $60.0 million to be used to in the stabilization of existing repurchase agreements, to meet financing maturities and to provide us with working capital. See Note 12 to the consolidated financial statements for further information about the terms of this agreement.
• On August 21, 2007, we entered into an interim agreement with Arco, whereby we received a secured loan of $18.25 million for one month, at an interest rate of one-month LIBOR plus 4.00%. The agreement was amended on September 12, 2007 and September 21, 2007 to increase the amount of the loan to $33.25 million and extend the maturity pending the completion of the agreement described above. It is Arco’s intent that the loan will be included in the revolving liquidity line described above upon finalization of the agreement.
• Between July 1, 2007 and August 31, 2007, we and our repo lenders have liquidated mortgage-backed securities with an amortized cost of approximately $1.9 billion subject to repurchase agreements in order to repay them. We are working with repo lenders to liquidate additional assets in order to repay additional debt, meet required margin calls or obtain alternate financing.
• We have repaid all of our warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion has been terminated, and no balances are currently outstanding on two warehouse lines totaling $1.5 billion.
• We have sold all but five unsecuritized loans. We do not finance these five loans and are seeking recoveries where we have the contractual right to require repurchase by the originator.
• We have maintained an interest in our ten whole loan securitizations.
• Our management has implemented an expense reduction plan that includes reductions in headcount as well as operating expense reductions.
          Our management is currently focused on stabilizing the investment portfolio in the short-term and returning to profitability once the existing portfolio has been stabilized. There can be no assurance that further market disruption will not occur or that we will be able to successfully execute our business or liquidity plans discussed herein. See Note 12 to the consolidated financial statements for further information on events that occurred subsequent to June 30, 2007.
     Investment Activities
          Our primary mission as a company is to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages. We are a real estate investment trust, or REIT, which, together with our subsidiaries, invests in two core mortgage investment strategies. Under our Residential Mortgage Credit strategy, we invest in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. These securities have significant credit enhancement that provides us with protection against credit loss. These investments are less sensitive to interest rates, and therefore more predictable and sustainable. We securitize the loans and mortgage-backed securities that we have purchased and retain the securitization tranches that we believe are the most valuable tranches. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us; however, we pledge our mortgage loans and mortgage-backed securities as collateral for the securities we issue. Under our Spread strategy, we invest primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. Given current market conditions we do not intend to make new investments in our Spread strategy in the near-term. We also generate fee income by managing portfolios of mortgage-backed securities for other institutions.
          Within the loan market, we have focused on acquiring prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We neither directly originate mortgage loans nor directly service mortgage loans. We purchase pools of mortgage loans from our diverse network of well-capitalized origination providers. We employ a comprehensive underwriting process, driven by our experienced personnel, to review the credit risk associated with each mortgage loan pool we purchase. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80% and, in all recent securitizations, we purchase supplemental mortgage insurance down to a 75% loan-to-value ratio level. In addition, we obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the agreed-upon guidelines. An originator who breaches its representations and warranties may be obligated to repurchase loans from us.
          Certain mortgage loans that we purchase permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization ranging from 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 71.0%, net of mortgage insurance, on our portfolio at June 30, 2007, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization. Our securitization structures allow the reallocation of principal prepayments on mortgage loans to be used for interest payments on the debt issued in the securitization trusts. To date, prepayments on securitized loans have been sufficient to offset negative amortization such that all our securitization structures have made their required payments to bond holders.
          Recently, the subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Investors should distinguish our business model from that of a subprime originator. Our mortgage loan portfolio has virtually no exposure to the subprime sector, which is currently generating high delinquencies. The number of seriously delinquent loans in our loan portfolio was just 127 basis points (1.27%) of total loans at June 30, 2007. This percentage is well within our expectations for performance. Our mortgage loan portfolio compares favorably with industry statistics for prime ARM loans, for which the Mortgage Banker’s Association reports a serious delinquency rate of 202 basis points (2.02%) at June 30, 2007. Our credit performance bears no resemblance to subprime performance, for which the Mortgage Banker’s Association reports a serious delinquency rate of 1,240 basis points (12.40%) at June 30, 2007. Another indicator of our loan portfolio credit quality is the comparison of our hybrid loan performance to industry averages. In a recently published study in UBS Mortgage Strategist, our hybrid loans at month sixteen are currently averaging 231 basis points (23.1%) better than industry averages.

Critical Accounting Policies
          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of our 2006 Form 10-K for a further discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:
     Interest Income Recognition
          We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. We recognize unamortized premiums and discounts on mortgage-backed securities in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., mezzanine and subordinate tranches of residential mortgage-backed securities), we recognize unamortized premiums and discounts over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. We review actual prepayment and credit loss experience and recalculate effective yields when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.
          Interest income on loans includes interest at stated coupon rates adjusted for amortization of purchase premiums. We recognize unamortized premiums and discounts in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.
     Classifications of Investment Securities
          We generally classify our investment securities as available-for-sale and carry them on our consolidated balance sheet at their fair value. The classification of securities as available-for-sale results in changes in fair value being recorded as adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity, rather than through results of operations. If we classified our available-for-sale securities as trading securities, our results of operations could experience substantially greater volatility from period-to-period.
          We hold certain hybrid securities which we have elected to account for as trading securities in accordance with the Statement of Financial Accounting Standards, or SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 although these securities were not acquired for resale. Changes in the fair value of trading securities are required to be reported in the results of operations and therefore we may experience volatility in our results of operations from period to period.
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
          We evaluate the determination of other-than-temporary impairment at least quarterly. When the fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and the extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If we determine other-than-temporary impairment exists, we write down the cost basis of the security to the then-current fair value, and record the unrealized loss as a reduction of current earnings as if we had realize the loss in the period of impairment. If future evaluations conclude that impairment now considered to be temporary is other-than-temporary, we may need to realize a loss that would have an impact on income. See Note 3 to the Consolidated Financial Statements for further detail of temporary and other-than temporary impairment on our mortgage-backed securities.
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
          To estimate the allowance for loan losses, we first identify impaired loans. We evaluate loans purchased with relatively smaller balances and substantially similar characteristics collectively for impairment. We evaluate seriously delinquent loans with balances greater than $1.0 million individually. We consider loans impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments, or if it is unlikely that the seller will repurchase the loan in situations were we have the contractual right to request a repurchase. We carry impaired loans at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
          We establish our allowance for loan losses using mortgage industry experience and Moody’s rating agency projections for loans with characteristics that are broadly similar to our portfolio. This analysis begins with actual 60 day or more delinquencies in our portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, we apply a “severity” factor for each loan, again using loss severity projections from a model developed by Moody’s rating agency for loans broadly similar to the loans in our portfolio. We then use our judgment to ensure we have considered all relevant factors that could affect our loss levels and adjust the allowance for loan losses if we believe that an adjustment is warranted. We include the effect of our contractual right to put loans back to sellers in the event of early pay default or fraud. We have established procedures to perform contract enforcement and have been successful in this effort. Over time, as our loan portfolio seasons and generates actual loss experience, we will incorporate our actual loss history for forecasting losses and establishing credit reserves. See Note 4 to the Consolidated Financial Statements for further detail of our allowance for loan losses.

     Accounting for Derivative Financial Instruments and Hedging Activities
          We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, credit default swaps, risk-sharing arrangements and purchase commitments to purchase mortgage loans as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. Effective January 1, 2006, we discontinued the use of hedge accounting in accordance with SFAS No. 133. All changes in value of derivative contracts that had previously been accounted for under hedge accounting are now recorded in other income or expense and could potentially result in increased volatility in our consolidated results of operations.
Results of Operations
          For the three months ended June 30, 2007 and 2006, we had net income of $8.8 million, or $0.20 per weighted-average share outstanding (basic and diluted), and $17.6 million, or $0.45 per weighted-average share outstanding (basic and diluted), respectively. For the six months ended June 30, 2007 and 2006, we had net income of $23.2 million, or $0.50 per weighted-average share outstanding (basic and diluted), and $35.3 million, or $0.90 per weighted-average share outstanding (basic and diluted), respectively.
Components of Net Interest Spread
(dollars in billions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.77%	6.55%	6.87%	6.01%
Weighted-average cost of financing liabilities	5.65	4.83	5.65	4.67

Net interest spread	1.12%	1.72%	1.22%	1.34%

Weighted-average earning assets	$8.7	$4.6	$8.5	$4.5
Weighted-average financing liabilities	$8.6	$4.4	$8.4	$4.2
          We define weighted-average yield on average earning assets, net of premium amortization or discount accretion, as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period.
          Total interest income from mortgage assets was $146.5 million and $74.9 million for the three months ended June 30, 2007 and 2006, respectively. Total interest income from mortgage assets was $292.0 million and $136.5 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest income is primarily due to the growth of our mortgage loan portfolio and credit sensitive bond portfolio as well as higher yields on our mortgage assets that have resulted from the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first quarter of 2006.

Components of Interest Expense
(dollars in thousands)

		Percentage		Percentage
		of Weighted		of Weighted
	Three Months	Average	Three Months	Average
	Ended	Cost of	Ended	Cost of
	June 30,	Financing	June 30,	Financing
	2007	Liabilities	2006	Liabilities

Interest expense on mortgage-backed notes	$64,665	2.99%	$31,974	2.90%
Interest expense on repurchase agreement liabilities	37,672	1.74	22,488	2.03
Interest expense on commercial paper facility	8,674	0.40	—	—
Interest expense on warehouse lending facilities	3,979	0.18	2.269	0.20
Interest expense on junior subordinated notes	1,964	0.09	1,927	0.17
Interest expense on CDOs	4,987	0.23	—	—
Interest expense on convertible senior notes	539	0.03	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(393)	(0.02)	(4,729)	(0.43)
Net interest income on interest rate swap contracts	—	—	(416)	(0.04)
Other	135	0.01	—	—

Total interest expense	$122,222	5.65%	$53,513	4.83%

		Percentage		Percentage
		of Weighted		of Weighted
	Six Months	Average	Six Months	Average
	Ended	Cost of	Ended	Cost of
	June 30,	Financing	June 30,	Financing
	2007	Liabilities	2006	Liabilities

Interest expense on mortgage-backed notes	$125,709	2.99%	$45,748	2.15%
Interest expense on repurchase agreement liabilities	74,086	1.76	50,503	2.37
Interest expense on commercial paper facility	17,824	0.43	—	—
Interest expense on warehouse lending facilities	10,847	0.26	5,470	0.26
Interest expense on junior subordinated notes	3,919	0.09	3,818	0.18
Interest expense on CDOs	5,133	0.12	—	—
Interest expense on convertible senior notes	539	0.01	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(836)	(0.02)	(6,344)	(0.30)
Net interest expense on interest rate swap contracts	—	—	289	0.01
Other	205	0.01	—	—

Total interest expense	$237,426	5.65%	$99,484	4.67%

          Interest expense consists of interest payments on our debt, less the amortization of mortgage-backed notes and collateralized debt obligations and commercial paper issuance premiums and discounts. Premiums and discounts occur when debt securities are issued at prices different from their principal value. Interest expense increased during the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006, primarily due to the increase in the balance of the loans held-for-investment and mortgage-backed securities portfolios, as well as an increase in the overall level of interest rates between June 30, 2006 and June 30, 2007, which directly affects our costs of financing.

Components of Other Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Realized gains on derivative instruments, net	$2,498	$3,488	$12,985	$3,477
Unrealized gains on derivative instruments, net	17,034	3,695	21,449	12,299
Net interest income on interest rate swaps	1,385	—	2,223	—
Other derivative related expenses	(300)	—	(775)	—

Gains on derivatives, net	20,617	7,183	35,882	15,776

Impairment losses on mortgage-backed securities	(18,740)	(462)	(18,745)	(2,179)
Sales of mortgage-backed securities:
Gains	4	20	4	9,648
Losses	—	(1,260)	(15,453)	(8,825)

Sub-total	4	(1,240)	(15,449)	823

Other expense	(19)	(131)	(99)	(608)

Total	$1,862	$5,350	$1,589	$13,812

          During the three and six months ended June 30, 2007, our realized losses on the sale of mortgage-backed securities and other-than-temporary impairment losses were mainly offset by realized and unrealized gains on derivative instruments that were structured to economically hedge credit risk. Impairment loss of $14.1 million for the three and six months ended June 30, 2007 was due to assumption changes on certain Residential Mortgage Credit securities due to increased loss expectations on certain securities. At June 30, 2007, we had $1.4 billion of securities held as available-for-sale with an impairment as of the balance sheet date of $4.6 million. As June 30, 2007, we evaluated the impairment on these securities as temporary given the facts and circumstances on that date because we had the intent and believed we had the ability to hold the securities for a period of time sufficient to recover all unrealized losses. Due to the significance of the mortgage industry deterioration discussed above, which occurred after the balance sheet date, we have reclassified $4.6 million of impairment losses, representing all unrealized holding losses on securities, from other comprehensive income, which is a component of equity, to the consolidated statement of operations for the three and six month periods ended June 30, 2007. This reclassification does not change book value at June 30, 2007 or taxable income for the three and six months ended June 30, 2007.
          Impairment losses for the three and six months ended June 30, 2006 related to Spread securities that we did not intend to hold until their maturity.
Components of Operating Expenses
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Servicing expense	$6,730	$2,538	$12,716	$4,020
Provision for loan losses	4,645	1,525	8,188	1,525
Salaries and benefits	3,551	2,018	6,635	4,441
Professional services	997	471	1,841	1,093
Management compensation expense to related party	—	854	—	1,665
Other general and administrative expenses	1,889	1,136	3,674	2,091

Total expenses	$17,812	$8,542	$33,054	$14,835

          Our operating expenses for the three and six months ended June 30, 2007 increased compared to the three and six month periods ended June 30, 2006 due to costs of managing our larger and more diversified investment portfolio as well as the additional diversification we have included in our financing strategies. Total assets increased from $4.9 billion at December 31, 2005 to $5.6 billion at June 30, 2006 to $8.6 billion at December 31, 2006 to $9.5 billion at June 30, 2007. Our Spread portfolio assets decreased from 83.0% of total assets as of December 2005 to 25.0% at June 30 2007. We have replaced the Spread portfolio assets with more profitable credit-sensitive assets that necessitate additional personnel and infrastructure to evaluate, manage and monitor these assets.
          We employ third parties to perform servicing of all our mortgage loans. Servicing includes payments processing, collection activities and reporting of loan activity. For the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006, servicing expense increased $4.2 million or 165.2% and $8.7 million or 216.3%, respectively. The increases in servicing expenses reflect the increase in the average balance of our mortgage loan portfolio of 150.6% for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, and, to a lesser extent, the cost for purchasing additional mortgage insurance on our recent securitizations.
          For the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006, the provision for loan losses increased $3.1 million and $6.7 million, respectively. This increase reflects the growth in size and seasoning of our mortgage loan portfolio.
          For the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006, salaries and benefits expense increased $1.5 million or 76.0% and $2.2 million or 49.4%, respectively. The increase in salaries and benefits reflects the addition of 25 employees from June 30, 2006 to June 30, 2007 to manage our larger and more diverse portfolio of assets and financing arrangements.
       REIT taxable income
          We calculate REIT taxable income according to the requirements of the Code, rather than GAAP. We believe that REIT taxable income is a very important measure of our financial performance because REIT taxable income, and not GAAP income, is the basis upon which we make our cash distributions to our stockholders that enable us to maintain our REIT status.
          We estimate our REIT taxable income based upon a variety of information from third parties. Due to the timing of the receipt of some of this information, we make estimates in order to determine our REIT taxable income and dividend distributions within a reporting period. As a result, our REIT taxable income estimates are subject to adjustments to reflect the receipt of information on past events. Our REIT taxable income is also subject to changes in the Code, or in the interpretation of the Code, with respect to our business model. REIT taxable income for each fiscal year does not become final until we file our tax return for that fiscal year.

Reconciliation of GAAP Net Income to REIT Taxable Income
(in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2007	2006

GAAP net income	$23,189	$35,343
Adjustments to GAAP net income:
Interest income and interest expense, net	(21,273)	(7,635)
Impairment losses on mortgage-backed securities	18,745	2,179
Provision for loan losses	8,086	1,525
Servicing expense	12,044	3,105
Losses (gains) on mortgage-backed securities, net	15,440	(823)
Unrealized gains on derivative instruments, net	(21,449)	(12,299)
Other, net	(6,213)	(1,820)

Net adjustments to GAAP net income	794	(15,768)

REIT taxable income	28,569	19,575

REIT taxable income per share	$0.63	$0.50

Average shares outstanding on dividend record date during the quarter	45,492,038	39,065,245

Estimated Undistributed REIT Taxable Income
(dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2007	2006

Undistributed REIT taxable income, beginning of period	$4,429	$3,154
REIT taxable income earned during period	28,569	19,575
Distributions declared during period, net of dividend equivalent rights on restricted stock	(27,858)	(9,642)
Other adjustments	5,157	724

Undistributed REIT taxable income, end of period	$10,297	$13,811

Cash distributions per share that were declared during period	$0.62	$0.25

Percentage of current year REIT taxable income distributed	97.5%	49.3%

          We believe that these presentations of our REIT taxable income are useful to investors because they are directly related to the distributions to stockholders we are required to make in order to retain our REIT status. REIT taxable income entails certain limitations, and by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.
     On June 27, 2007, we declared a cash dividend of $0.32 per share. Subsequently we suspended the payment of the dividend due to our liquidity issues. In order to maintain our status as a REIT we must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008. We are currently considering various options related to the payment of the dividend.

Financial Condition
     Mortgage-backed securities
          Our investment strategy includes purchases of U.S. agency and other AAA-rated single-family adjustable-rate and hybrid adjustable-rate mortgage-backed securities and purchases of credit-sensitive residential mortgage-backed securities and other asset-backed securities that have credit ratings below AAA.
          The following table presents our mortgage-backed securities classified as either Residential Mortgage Credit portfolio assets or Spread portfolio assets and further classified by type of issuer and/or by rating categories.
Asset Quality
(dollars in thousands)

	June 30, 2007		December 31, 2006
		Percentage of		Percentage of
		Total		Total
		Mortgage-		Mortgage-
		backed		backed
	Fair Value	Securities	Fair Value	Securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AAA rating	$5,284	0.2%	$—	—
AA/Aa rating	186,879	5.5	129,096	4.4%
A/A rating	337,200	10.0	238,623	8.1
BBB/Baa rating	307,111	9.0	273,359	9.3

Total Investment-grade MBS	836,474	24.7	641,078	21.8

Weighted-average credit rating	A-		A-
Non-investment-grade MBS:
BB/Ba rating	130,590	3.8	145,741	5.0
Not rated	9,629	0.3	11,196	0.4

Total non-investment-grade MBS	140,219	4.1	156,937	5.4

Weighted-average credit rating (1)	BB		BB

Total Residential Mortgage Credit portfolio	976,693	28.8	798,015	27.2

Weighted-average credit rating (1)	A-		BBB+
Spread Portfolio
Agency MBS	70,669	2.1	106,648	3.7
AAA/Aaa rating	2,346,677	69.1	2,026,275	69.1

Total Spread portfolio	2,417,346	71.2	2,132,923	72.8
Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$3,394,039	100.0%	$2,930,938	100.0%

Weighted-average credit rating	AA		AA

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $9.6 million and $11.2 million at June 30, 2007 and December 31, 2006, respectively and includes the effect of credit-related derivative instruments that are a direct economic hedge of a specific security.

          Loans held-for-investment
Residential Loans Held-For Investment Product Data
(dollars in thousands)

				Weighted-
				Average
				Months to
				Reset of			Seriously		Number of
				Loans After		Principal	Delinquent		Seriously
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Loans as a	Number of	Delinquent
	Average	Average	Average	Cost of		Seriously	Percentage of	Seriously	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Total	Delinquent	Percentage of
	Rate	Date	Reset	Hedging (1)	Balance	Loans (2)	Principal	Loans (2)	Total Loans

June 30, 2007
Floating rate mortgage	8.27%	2037	1	1	$3,616,692	$57,637	0.99%	123	0.80%
Hybrid mortgage	6.63%	2036	55	26	2,204,938	26,915	0.46	72	0.47

Total	7.65%	2037	22	9	$5,821,630	$84,552	1.45%	195	1.27%

December 31, 2006
Floating rate mortgage	8.02%	2037	1	1	$4,089,015	$20,830	0.38%	45	0.33%
Hybrid mortgage	6.57%	2036	54	33	1,383,310	13,053	0.24	30	0.21

Total	7.65%	2037	14	9	$5,472,325	$33,883	0.62%	75	0.54%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition at June 30, 2007 and December 31, 2006, the financing for $0.2 billion and $0.3 billion of our hybrid residential mortgage loans, respectively is, like the underlying collateral, fixed for a period of three to five years and then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately four months and six months at June 30, 2006 and December 31, 2006, respectively.

(2)	Seriously delinquent loans are loans 90 or more days past due and loans in foreclosure.
        At June 30, 2007 and December 31, 2006, our residential mortgage loans held-for-investment included unamortized premium of $125.1 million and $124.4 million, respectively. Our residential mortgage loans at June 30, 2007 consisted of $5.2 billion mortgage loans that collateralize mortgage-backed notes and $0.6 billion of mortgage loans pending securitization. Our residential mortgage loans held-for-investment at December 31, 2006 consisted of $4.7 billion mortgage loans that collateralized mortgage-backed notes and $0.8 billion of unsecuritized adjustable-rate mortgage loans.

Residential Mortgage Loans Key Metrics
(dollars in thousands)

	June 30, 2007	December 31, 2006

Unpaid principal balance	$5,821,620	$5,472,325
Number of loans	15,327	13,942
Average loan balance	$380	$393
Weighted-average coupon rate	7.65%	7.65%
Weighted-average lifetime cap	10.86%	10.64%
Weighted-average original term, in months	374	375
Weighted-average remaining term, in months	362	366
Weighted-average effective loan-to-value ratio (LTV)(1)	71.0%	72.6%
Weighted-average FICO score	715	713
Number of loans with FICO scores below 620	10	11
Percentage of loans with FICO scores above 700	58.6%	58.5%
Percentage of loans with LTV greater than 80%	8.1%	6.8%
Percentage of loans with LTV greater than 90%	2.6%	1.3%
Percentage of loans with effective LTV greater than 80% (1)	0%	0%
Percentage of no documentation loans	2.3%	2.5%
Percentage of loans originated for refinancing purposes	59.6%	58.0%
Top five geographic concentrations (% exposure):
California	52.9%	57.4%
Florida	11.3%	8.6%
Arizona	4.2%	4.1%
Virginia	3.6%	3.7%
Washington	3.4%	2.7%
Occupancy status:
Owner-occupied	86.4%	86.5%
Investor	13.6%	13.5%
Property type:
Single-family	83.6%	83.6%
Condominium	10.5%	9.7%
Other residential	5.9%	6.7%
Collateral type:
Alt A – first lien	100.0%	100.0%

(1)	Including the effect of mortgage insurance purchased to cover an additional $1.2 billion of loan principal at June 30, 2007.

          The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores:
Residential Mortgage Loan Quality

	FICO Scores
June 30, 2007	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.1	1.0	2.0	2.2	3.0	8.3
70.01 – 80%	0.0	1.3	2.4	2.0	2.6	8.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.1%	2.5%	4.6%	4.4%	6.1%	17.7%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.4%	1.2%	1.6%	2.5%	5.7%
60.01 – 70%	0.0	1.9	10.2	9.4	9.3	30.8
70.01 – 80%	0.0	3.0	14.9	13.7	11.9	43.5
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.0%	5.3%	26.3%	24.7%	23.7%	80.0%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.3%	0.7%
60.01 – 70%	0.0	0.1	0.3	0.4	0.6	1.4
70.01 – 80%	0.0	0.0	0.0	0.1	0.1	0.2
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.5%	0.7%	1.0%	2.3%

Total Portfolio:
LTV:
<60%	0.0%	0.6%	1.6%	2.0%	3.3%	7.5%
60.01 – 70%	0.1	3.0	12.5	12.0	12.9	40.5
70.01 – 80%	0.0	4.3	17.3	15.8	14.6	52.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	7.9%	31.4%	29.8%	30.8%	100.0%

	FICO Scores
December 31, 2006	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.0	0.8	1.2	1.2	1.5	4.7
70.01 – 80%	0.0	1.6	3.1	2.5	3.1	10.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.5%	3.9%	5.1%	16.1%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.6%	1.3%	1.5%	2.4%	5.8%
60.01 – 70%	0.0	2.0	7.9	7.3	6.7	23.9
70.01 – 80%	0.1	3.7	18.1	16.0	13.8	51.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	27.3%	24.8%	22.9%	81.4%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.4%	0.8%
60.01 – 70%	0.0	0.1	0.3	0.3	0.4	1.1
70.01 – 80%	0.0	0.0	0.1	0.3	0.2	0.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.8%	1.0%	2.5%

Total Portfolio:
LTV:
<60%	0.0%	0.8%	1.7%	1.9%	3.3%	7.7%
60.01 – 70%	0.0	2.9	9.4	8.8	8.6	29.7
70.01 – 80%	0.1	5.3	21.3	18.8	17.1	62.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.0%	32.4%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.
     Delinquencies and Allowance for loan losses
Residential Mortgage Loan Delinquency Status
(dollars in thousands)

	June 30, 2007		December 31, 2006
	Number of	Principal	Number of	Principal
	Loans	Amount	Loans	Amount
Delinquency status:
30 to 59 days	394	$156,479	248	$100,710
60 to 90 days	111	44,084	46	17,389
90 days or more	91	40,850	42	17,175

Total	596	241,413	336	135,274

Foreclosures	104	43,702	28	15,387

Total Delinquencies	700	$285,115	364	$150,661

          We analyzed our allowance for loan losses at June 30, 2007 and recorded a $4.6 million and $8.2 million provision for loan losses for the three and six months ended June 30, 2007, respectively. Based on our loan loss analysis as of June 30, 2006, we recorded a provision for loan losses of $1.5 million for the three and six months ended June 30, 2006. Our allowance for loan loss analysis resulted in our $11.8 million and $1.5 million general allocated allowance at June 30, 2007 and 2006, respectively. We recorded a specific reserve for loans greater than

$1.0 million and 90 days or more past due of $0.5 million and zero at June 30, 2007 and 2006, respectively. Net of delinquent loans which are 90 days or more past due which we believe will be repurchased by the seller, our allowance for loan losses represent 16.1% of our loans 90 days or more past due at June 30, 2007.
          Usage of the allowance occurs when a loan proceeds through the foreclosure process and becomes real estate owned, or REO. When a loan becomes REO, we obtain updated information on the value of the property that collateralizes the loan and estimate the specific loss on that loan, if any, based on the expected net proceeds from the final disposition of the property and reduce the allowance for loan losses by that amount. We also reduce the allowance for any loans that are disposed of at a loss prior to their becoming REO. We used $0.6 million and zero of the allowance for loan losses for the three months ended June 30, 2007 and 2006, respectively. We used $0.9 million and zero of the allowance for loan losses for the six months ended June 30, 2007 and 2006, respectively. We expect delinquencies and losses to continue to increase as our portfolio seasons but due to our extensive due diligence procedures performed on loans prior to our purchase of the loan we expect losses to be lower than industry loss averages. Our use of the allowance for loan losses does not equate to a realized loss for REIT taxable income purposes.
          At June 30, 2007, 28 of the residential loans we owned with an outstanding balance of $9.0 million were REO, as a result of foreclosure on delinquent loans. We reclassified these loans from loans held-for-investment to other assets on our consolidated balance sheet at the lower of cost or estimated fair value less costs to dispose of the property.
     Asset Repricing Characteristics
Asset Repricing Characteristics
(dollars in thousands)

	June 30, 2007		December 31, 2006
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$3,616,692	38.7%	$4,089,015	48.0%
Reset >1 month but < 12 months	—	—	284	nm
Reset >12 months but < 60 months	1,825,810	19.6	1,180,727	13.9
Reset > 60 months	379,128	4.1	202,299	2.4
Unamortized premium	125,147	1.3	124,412	1.5
Allowance for loan losses	(12,297)	(0.1)	(5,020)	(0.1)

Sub-total	5,934,480	63.6	5,591,717	65.7

ARM residential mortgage-backed securities:
Reset 1 month or less	819,234	8.8	796,539	9.3
Reset >1 month but < 12 months	73,389	0.8	—	—
Reset >12 months but < 60 months	16,941	0.2	—	—
Reset > 60 months	—	—	—	—

Sub-total	909,564	9.8	796,539	9.3

Fixed-rate residential mortgage-backed securities:	67,128	0.7	1,476	nm
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	2,341,700	25.1	2,024,275	23.7
Reset >1 month but < 12 months	72,375	0.8	108,648	1.3
Reset >12 months but < 60 months	3,272	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	2,471,347	25.9	2,132,923	25.0

Total mortgage assets	$9,328,519	100.0%	$8,522,655	100.0%

nm = not meaningful
          At June 30, 2007 and December 31, 2006, the weighted-average period to reset of our total mortgage assets was 8 months and 10 months, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately negative one month and one month at June 30, 2007 and December 31, 2006, respectively.
          Our total mortgage assets had a weighted-average coupon of 7.00% and 7.03% at June 30, 2007 and December 31, 2006, respectively.
          Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 10.08% and 12.32% at June 30, 2007 and December 31, 2006, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.86% and 10.64% at June 30, 2007 and December 31, 2006, respectively.
          Our mortgage assets have contractual periodic adjustment to their coupon rate based on changes in an objective index. The percentages of the mortgage assets in our investment portfolio that were indexed to interest rates are as follows:
Index rates

	LIBOR	Treasury	MTA	COFI
June 30, 2007
Mortgage-backed securities	98%	2%	—%	—%
Loans held-for-investment	34	—	66	nm

December 31, 2006
Mortgage-backed securities	98%	2%	—%	—%
Loans held-for-investment	26	—	74	nm

nm = not meaningful
          The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 26% and 15% for the three months ended June 30, 2007 and 2006, respectively. The constant payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate is not considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments on our mortgage assets.
     Securitizations
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and certain mortgage-backed securities in our portfolio, matching the income earned on the investments with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps, to achieve this result. We transfer residential mortgage loans or mortgage-backed assets to a separate bankruptcy-remote legal entity from which private-label multi-class securities are issued. On a consolidated basis, we account for our securitizations as secured financings and therefore, we record no gain or loss in connection with the securitizations. We evaluate each securitization entity in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of the securitization entities. As such, we consolidate the securitization entities into our consolidated balance sheet subsequent to securitization. Residential mortgage loans or mortgage-backed securities transferred to securitization entities collateralize the securities issued, and, as a result, those investments are not available to us, our creditors or our stockholders
     Mortgage-Backed Notes
          At June 30, 2007 and December 31, 2006, we had mortgage-backed notes, net of unamortized discounts, with an outstanding balance of $4.5 billion and $3.9 billion, respectively, and with a weighted-average borrowing rate of 5.56% and 5.60% per annum, respectively. Each series of mortgage-backed notes that we have issued consists of various classes of securities that bear interest at varying spreads to LIBOR. The borrowing rates of the mortgage-backed notes at June 30, 2007 and December 31, 2006 reset monthly based on LIBOR except for $0.2 billion and $0.3 billion, respectively, of notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. The stated maturities of the mortgage-backed notes at June 30, 2007 were from 2035 to 2047. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.
          At June 30, 2007 and December 31, 2006, we had pledged residential mortgage loans with an estimated fair value of $4.5 billion and $3.9 billion, respectively, as collateral for mortgage-backed notes issued.
          The following table highlights the securitizations we have completed through June 30, 2007, by year of securitization transaction. Amounts presented are as of the transaction execution dates except for June 30, 2007 remaining unpaid principal balances on loans.
Loan Securitization Highlights
(dollars in thousands)

				Total
	2005	2006	2007	Portfolio
Number of securitizations	1	7	2	10
Loans, unpaid principal balance	$520,568	$4,638,527	$1,369,009	$6,528,104
Mortgage-backed notes issued to third parties	500,267	3,823,913	1,332,474	5,656,654

Debt retained	20,301	814,614	36,535	871,450

Retained investment grade %(1)	3.1%	15.4%	2.0%	11.3%
Retained non-investment grade %(1)	0.8%	2.1%	0.3%	1.6%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.27%	0.22%	0.19%	0.22%
Loans, unpaid principal balance at June 30, 2007	$342,686	$3,606,658	$1,288,393	$5,237,736

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.
(2)	LUM 2006-3 cost of debt excludes $0.3 billion of AAA mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years and then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

          The following table presents the rating categories of the mortgage-backed notes issued in our loan securitizations completed through June 30, 2007, as of the transaction execution dates.
Loan Securitizations Mortgage-Backed Notes Ratings
(dollars in thousands)

				Total
	2005	2006	2007	Portfolio
Number of securitizations	1	7	2	10
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$482,307	$3,646,372	$1,294,726	$5,423,405
AA/Aa rating	17,960	155,772	35,135	208,867
A/A rating	—	19,128	2,613	21,741
BBB/Baa rating	—	2,641	—	2,641

Total mortgage-backed notes issued to third-party investors	$500,267	$3,823,913	$1,332,474	$5,656,654

Percentage of total collateral	96.1%	82.4%	97.3%	86.7%
Debt retained
AAA/Aaa rating	$—	$551,441	$—	$551,441
AA/Aa rating	6,767	42,346	8,518	57,631
A/A rating	4,165	68,856	7,375	80,396
BBB/Bbb rating	5,206	52,579	10,885	68,670
BB/Ba rating	1,301	39,283	—	40,584
B/B rating	—	24,630	—	24,630
Not rated	—	31,420	4,635	36,055

Total mortgage- backed notes retained	17,439	810,555	31,413	859,407
Overcollateralization	2,862	4,059	5,122	12,043

Total debt retained	$20,301	$814,614	$36,535	$871,450

Percentage of total collateral	3.9%	17.6%	2.7%	13.3%
          Collateralized Debt Obligations
          In March 2007, we issued $400.0 million of CDOs from Charles Fort CDO I, Ltd., our qualified REIT subsidiary. The CDOs are in the form of floating-rate pass-through certificates that were collateralized at closing by $289.1 million of our mortgage-backed securities available-for-sale and $59.1 million of mortgage-backed securities which we retained from prior whole loan securitizations as well as an uninvested cash balance which was subsequently used to purchase additional securities. Of the $400.0 million of CDOs issued, as of June 30, 2007, third-party investors purchased $296.0 million of non-recourse certificates that provide permanent financing for the mortgage-backed securities in the CDO and we retained $104.0 million of certificates including $23.0 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. As of June 30, 2007, our CDOs had an outstanding balance, net of unamortized discounts, of $295.0 million, and a weighted-average interest rate of 6.35%.
Exemption from the Investment Company Act of 1940
          We seek to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an investment company if:
• it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; and
• it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning holding or trading in securities and does not own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets on an unconsolidated basis (the “40% Test”).

          During the three months ended June 30, 2007 we relied on the 40% Test. Because of the recent market deterioration and resulting defaults, several of our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to meet the 55% Test, and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, the Company no longer satisfies the 40% Test.
          We are now relying on Rule 3a-2 for our exemption from registration under the Investment Company Act That rule provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we restored our assets to compliance.
          Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we otherwise fail to maintain our exclusion from registration, within that three-year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet the 55% Test or other tests for exclusion.
Liquidity and Capital Resources
          As noted previously, we have experienced significant reductions in liquidity since August 2007 due to recent market deterioration in the mortgage industry. Short-term financing methods previously available to, us such as, the issuance of commercial paper, the availability of repurchase agreement financing, and the use of warehouse lines of credit have become cost prohibitive or significantly less available and, in some cases, have been eliminated.
          Currently, our main source of liquidity is our cash flow from operations, primarily monthly principal and interest payments we receive on our mortgage-backed securities and repurchase agreements in good standing including a $64.9 million repurchase agreement arranged by Arco. In addition, Arco has entered into a letter of intent with us to provide a $60.0 million liquidity line of credit. See Note 12 to our consolidated financial statements for further information on the Arco agreement.
          Our long-term financing includes a combination of the issuance of mortgage-backed notes that provide financing for our whole loan portfolio and CDOs for the financing of certain mortgage-backed securities. At June 30, 2007, we had $4.5 million of mortgage-backed notes with a weighted-average borrowing rate of 5.56% and $295.0 million of CDOs with a weighted-average borrowing rate of 6.35%. This long-term financing is non-recourse to us.
          Our immediate goal is to stabilize our portfolio by ensuring stable financing for the securities we intend to hold and liquidating assets we do not intend to hold in order to repay borrowings and provide us with additional liquidity. As part of this stabilization effort, management has implemented cost reduction strategies including reductions in personnel in an effort to ensure that our current cash flow meets our liquidity needs. We are continuously reviewing opportunities in the market to improve our liquidity and maximize profitability for the long-term. If our cash resources at any time are insufficient to satisfy our liquidity requirements, we may be required to liquidate mortgage-related assets or sell additional debt or equity securities or consider other strategic alternatives. If required, the sale of mortgage-related assets at prices lower than the carrying value of such assets could result in losses.
          On May 9, 2007, we paid a cash distribution of $0.30 per share to our stockholders of record on April 11, 2007, and on June 27, 2007, we declared a cash distribution of $0.32 per share to our stockholders of record on July 11, 2007. We suspended the payment of the dividend that we declared on June 27, 2007 due to liquidity considerations. See Note 1 and Note 12 to our consolidated financial statements for further information about our liquidity. These distributions paid are a taxable dividend and are not considered a return of capital. We did not distribute an estimated $9.6 million of our REIT taxable net income for 2006. We declared a spillback distribution for this amount in September 2007.
          In November 2005, we announced a program permitting us to repurchase up to 2,000,000 shares of our common stock. In February 2006, we announced an additional repurchase authorization to acquire an incremental 3,000,000 shares. On May 7, 2007, our board approved the repurchase of an additional 5,000,000 shares of common stock.. On April 11, 2007, we adopted a stock repurchase plan under Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows a public company to adopt a written, prearranged stock repurchase plan when it does not have material, non-public information in its possession. The adoption of this stock repurchase plan allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. We repurchase our common stock at levels when the return on equity from doing so is competitive or higher than the return on equity that we can obtain from other investment opportunities. During the six months ended June 30, 2007, we repurchased 4,774,600 shares under this program. We have repurchased a total of 7,499,050 shares under the repurchase program through September 24, 2007. Currently, due to liquidity considerations, we have no immediate plans to repurchase additional shares on the open market.
Contractual Obligations and Commitments
          The table below summarizes our contractual obligations. The table excludes unamortized discounts and premiums as well as accrued interest payable, derivative contracts because those contracts do not have fixed and determinable payments:
Contractual Obligations
(in millions)

		Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
June 30, 2007
Mortgage-backed notes (1)	$4,512.5	$1,145.0	$1,984.2	$1,154.6	$228.7
Repurchase agreements	2,868.6	2,560.8	307.8	—	—
Warehouse lending facilities	573.7	573.7	—	—	—
Commercial paper	573.4	573.4	—	—	—
CDOs (1)	296.0	6.7	21.1	138.2	130.0
Junior subordinated notes	92.8	—	—	—	92.8
Convertible senior notes	90.0	—	—	—	90.0
Facilities leases	1.0	0.3	0.3	0.3	0.1

Total	$9,008.0	$4,859.9	$2,313.4	$1,293.1	$541.6

(1)	The mortgage-backed notes and CDOs have stated maturities through 2047; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans or mortgage-backed securities. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the debt. The payments represented reflect our assumptions for prepayment and credit losses at June 30, 2007 and assume we will exercise our redemption option.
          The table above represents the payments due on our contractual obligations as of June 30, 2007. Subsequent to June 30, 2007, we experienced defaults on several of our obligations. See Note 12 to our consolidated financial statements for further information on the status of our obligations.
Off-Balance Sheet Arrangements
          In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. See Note 5 and Note 12 to our consolidated financial statements for further information.

Recent Accounting and Reporting Developments
          See Note 2 to our consolidated financial statements for a discussion of recently issued or proposed accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          The primary components of our market risk are credit risk and interest rate risk. We seek to assume risk that can be quantified from historical experience, to manage that risk, to earn sufficient compensation to justify taking that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
Short-Term Financing Risks
          We are subject to risks in connection with our usage of short-term financing for our mortgage-backed securities and whole loan purchases. We finance our purchases of mortgage-backed securities and whole loans through a combination of repurchase agreements, commercial paper and warehouse lines of credit until we secure permanent financing through the issuance of non-recourse mortgage-backed notes or CDOs. We obtain short-term financing by borrowing against the market value of our securities or whole loans. At any given time, our ability to borrow depends on our lenders estimate of the credit quality of our securities, liquidity and expected cash flow as well as our lenders advance rates on securities. The securities that we purchase are subject to daily fluctuations in market pricing and as market pricing changes we may be subject to margin calls from our financing counterparties. A margin call requires us to post additional collateral or cash with our financing counterparties to maintain the financing on our securities. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations and financial condition. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations and financial condition. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition. See Note 12 to the consolidated financial statements for information on recent events related to this risk.
Credit Risk
          We are subject to credit risk in connection with our investments in residential mortgage loans and credit sensitive mortgage-backed securities and other asset-backed securities rated below AAA. The credit risk related to these investments pertains to the ability and willingness to pay of the borrowers whose mortgages collateralize these investments, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.
          We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources include sophisticated industry and rating agency software. We also outsource underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. Since June 2006, we have evaluated the accuracy of every appraisal on every loan we have purchased. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards. We accept only those loans that meet our careful underwriting criteria.
          Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. We are proactive in our analysis of payment behavior and in loss mitigation through our servicing relationships.
          Additionally, we, from time to time, purchase derivative securities such as credit default swaps or other instruments which change in value based on changes in asset-backed securities indexes. We use these derivative securities to attempt to mitigate the effect of unforeseen increases in losses on the investment securities in our portfolio. We may use single name credit default swaps to economically hedge changes in value, due to credit, of certain specific investment securities or use derivative instruments as economic hedges of portions of the investment portfolio generally. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
          We are also subject to credit risk in connection with our investments in mortgage-backed securities in our Spread portfolio, which we mitigate by holding securities that are either guaranteed by government or government-sponsored agencies or have credit ratings of AAA.
Concentration Risk
          Inadequate diversification of our loan portfolio, such as geographic regions, may result in losses. As part of our underwriting process, we diversify the geographic concentration risk exposure in our portfolios.
Interest Rate Risk
          We are subject to interest rate risk in connection with our investment securities and our related debt obligations.
  Effect on Net Interest Income
          We finance our mortgage loans held-for-investment through a combination of warehouse lending facilities initially, and non-recourse mortgage-backed notes following the securitization of our loans. Our mortgage loan assets consist of a combination of adjustable-rate mortgage loans and hybrid adjustable-rate mortgage loans. The interest rates on our warehouse lending facilities and non-recourse mortgage-backed notes generally reset on a monthly basis. In general, we use derivative contracts to match-fund the cost of our related borrowings with the income that we expect to earn from our hybrid adjustable-rate mortgage loans that currently have fixed coupon rates. If our hedging activities are effective, over a variety of interest rate scenarios the change in income from our mortgage loans, plus the benefit or cost of our related hedging activities, will generally offset the change in the cost of our related borrowings such that the net interest spread from our mortgage loans will remain substantially unchanged.
     Our repurchase agreements, commercial paper facility, warehouse lending arrangements and CDOs all reset monthly and therefore the fair value of these instruments would not change materially based on changes in interest rates. The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive instruments assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points.

Interest Rate Sensitivity
(dollars in millions)

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
June 30, 2007:
Mortgage-Backed Securities
Fair value	$3,397.0	$3,394.0	$3,391.1	$3,388.1
Change in fair value	3.0	—	(2.9)	(5.9)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Hedge Instruments(1)
Fair value	$26.0	$59.8	$92.5	$136.5
Change in fair value	(33.8)	—	32.7	76.7
Change as a percent of fair value	(56.5)%	—	54.7%	128.3%
Mortgage Loans Held-for-Investment(2)
Fair value	$5,863.2	$5,802.8	$5,742.3	$5,683.9
Change in fair value	60.4	—	(60.5)	(118.9)
Change as a percent of fair value	1.0%	—	(1.0)%	(2.0)%
Mortgage-backed Notes (2)
Fair value	$4,515.5	$4,509.3	$4,503.4	$4,497.7
Change in fair value	6.2	—	(5.9)	(11.6)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Senior convertible notes
Fair value	$98.2	$95.5	$92.8	$90.1
Change in fair value	2.7	—	(2.7)	(5.4)
Change as a percent of fair value	2.8%	—	(2.8)%	(5.7)%
Junior Subordinated Notes(2)
Fair value	$94.3	$90.5	$86.9	$83.5
Change in fair value	3.8	—	(3.6)	(7.0)
Change as a percent of fair value	4.2%	—	(4.0)%	(7.7)%

(1)	We invest in credit default swaps, or CDS. Due to the complex nature of CDS, we are unable to model the fair value of these instruments when rates change, and therefore, no impact is reflected in the sensitivity analysis.

(2)	This asset or liability is carried on our consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the asset or liability.
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
          To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:
•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;
•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate- sensitivity of our mortgage-backed securities and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.
  Extension Risk
          Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At June 30, 2007, 23.6% of our total mortgage assets consisted of hybrid adjustable-rate mortgage loans and we held no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of hybrid adjustable-rate mortgage assets based on the market’s assumptions regarding the rate at which the borrowers will prepay these assets. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate assets may decrease and cause the weighted-average life of these assets to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate assets may increase and cause the weighted-average life of these assets to shorten. The possibility that our hybrid adjustable-rate assets may lengthen due to slower prepayment activity is commonly known as “extension risk.” See Prepayment Risk below. We may purchase a variety of hedging instruments to mitigate these risks. Depending upon the type of derivative contract that we use to hedge these borrowing costs however, extension risk related to the hybrid adjustable-rate assets being hedged may cause a mismatch with the hedging instruments and negatively impact the desired result from our hedging activities. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
  Interest Rate Cap Risk
          We also invest in residential mortgage loans and mortgage-backed securities that are based on mortgages that are typically subject to periodic and lifetime interest rate caps. These interest rate caps limit the amount by which the coupon rate of these assets may change during any given period. However, the borrowing costs related to our mortgage assets are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on the borrowings for our mortgage assets could increase without the limitation of interest rate caps, while the corresponding increase in coupon rates on mortgage assets could be limited by interest rate caps. This problem will be magnified to the extent that we acquire mortgage assets that are not based on mortgages that are fully-indexed.
          In addition, our mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. The presence of these payment caps could result in our receipt of less cash income on our mortgage assets than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations. We may purchase a variety of hedging instruments to mitigate these risks.
  Prepayment Risk
          Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgage loans were originated. Prepayment rates on mortgage loans and mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. In the event that we owned such loan or security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of asset. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. At June 30, 2007, 59% of our mortgage loans contained prepayment penalty provisions down from 65% at December 31, 2006. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than mortgage loans without prepayment penalty provisions.
Inflation
          Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, and primarily base our distributions on our REIT taxable net income; in each case, we measure our activities and balance sheet reference to historical cost and fair market value without considering inflation.
Item 4. Controls and Procedures.
  Conclusion Regarding Disclosure Controls and Procedures
     At June 30, 2007, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
  Changes in Internal Control Over Financial Reporting
     No material changes occurred during the second quarter of our fiscal year ending December 31, 2007 in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     Class Action Lawsuits
          Following the August 6, 2007 announcement of actions taken by the board of directors, we and certain officers and directors were named as defendants in six purported class action lawsuits filed between August 8, 2007 and September 12, 2007 in the U.S. District Court for the Northern District of California alleging violations of federal securities laws. These lawsuits seek certification of classes composed of stockholders who purchased our securities during certain periods, starting as early as October 10, 2006 and concluding as late as August 6, 2007. The lawsuits allege generally that the defendants violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages.
          These cases involve complex issues of law and fact and have not yet progressed to the point where we can: 1) predict their outcome; 2) estimate damages that might result from such cases; or 3) predict the effect that final resolution of any litigation might have on our business, financial condition or results of operations, although such effect could be materially adverse. We believe these allegations to be without merit. We intend to seek dismissal of these lawsuits for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend ourselves against these allegations. We maintain directors and officers liability insurance which we believe should provide coverage to us and our officers and directors for most or all of any costs, settlements or judgments resulting from these lawsuits.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on our behalf against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. We believe the allegations in the stockholder derivative complaint to be without merit. Furthermore, any recovery in the derivative lawsuit would be payable to us, and this lawsuit is therefore unlikely to have a material negative effect on our business, financial condition or results of operations.
Item 1A Risk Factors
          For additional risk factor information about us, please refer to Item 1A of our Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. In addition to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2006, we set forth below an additional risk factor that has recently become applicable to our business
The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, have adversely affected our business and could result in further increases in our borrowing costs, reductions in our liquidity, reductions in the value of our investment portfolio and the possible loss of REIT status.
     Although our direct exposure to sub-prime mortgages is limited, the current dislocations in the sub-prime mortgage sector, and the current disruption in the broader mortgage market, have adversely affected our ability to obtain funding for our whole loan purchases and our mortgage-backed securities portfolio and have caused some of our counterparties to be unwilling or unable to provide us with financing on even our highest quality AAA-rated mortgage-backed securities. These financing trends have increased our financing costs and reduced our liquidity. In addition, our liquidity has been adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparty to varying degrees, to revalue the collateral to values that the lender considers reflect appropriate market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral or cash to cover the decrease. When we are subject to such a margin call, we must provide the counterparty with additional collateral, cash or repay a portion of the outstanding borrowing with minimal notice. The current market dislocation has also negatively impacted the marketability of our whole loans and mortgage-backed securities and due to our need for additional liquidity and to repay outstanding borrowings, we have been forced to sell certain amounts of our whole loans and mortgage-backed securities at a time when prices are depressed. We can not predict how long this market dislocation will last or if further dislocation will occur in the future. The continuation of the current market environment or further disruptions in the market could further increase our borrowing costs, further reduce our liquidity and further reduce the value of our investment portfolio
          The current dislocations in the U.S. residential mortgage market an the corresponding changed economic conditions also increase the risk that we could loose our REIT status in 2007 or a subsequent taxable year as a result of our inability to satisfy the REIT distribution requirements, required sales of assets in order to meet margin calls, lower than expected income on our mortgage assets as a result of borrower defaults or other factors. Reference is made to “Exemption from the Investment Company Act of 1940” in Item 2 of this Form 10Q for additional information about the effect of a loss of our REIT status.
Due to recent market disruptions that resulted in our need to sell assets to satisfy margin calls on our financing agreements, we are relying on a safe harbor exemption from the Investment Company Act of 1940 in order to not become regulated as an investment company. Failure to maintain an exemption from the Investment Company Act would harm our results of operations
          We seek to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. Because we conduct some of our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies. Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an investment company if:
•      it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; and
•       it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning holding or trading in securities and does not own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets on an unconsolidated basis. This test is known as the 40% Test.
          The term “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
          We conduct our business primarily through wholly-owned or majority-owned subsidiaries. We must ensure that less than 40% of the value of our total assets consists of interests in subsidiaries that rely on Section 3(c)(1) or Section 3(c)(7) in order to meet the 40% Test.
          Several of our subsidiaries are designed to rely on Section 3(c)(5)(c). We call each of these a 3(c)(5)(c) subsidiary or a qualifying subsidiary. Based on a series of no-action letters issued by the SEC’s Division of Investment Management, or Division, in order for a subsidiary to qualify for this exemption, at least 55% of that subsidiary’s assets must consist of residential mortgage loans and other assets that are considered the functional equivalent of residential mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of that subsidiary’s assets must consist of real estate-related assets.

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
          Because of the recent market deterioration and resulting defaults on our financing obligations we have sold assets to meet margin calls on our financing agreements and several of the our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to meet the 55% Test, and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, we no longer satisfy the 40% Test.
          We are now relying upon Rule 3a-2 for our exemption from registration under the Investment Company Act. That rule provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. Our board has adopted a resolution demonstrating this bona fide intent.
          Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if the subsidiaries designed to rely on Section 3(c)(5)(C) fail to meet either the 55% Test or the 25% Test, or if we otherwise fail to maintain our exclusion from registration, within that three year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet the 55% Test or other tests for exclusion. Any such asset acquisitions or dispositions may be of assets that we would not acquire or dispose of in the ordinary course of our business, may be at unfavorable prices or may impair our ability to make distributions to shareholders and result in a decline in the price of our common shares. If we are required to register under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the Investment Company Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common shareholders and result in a decline in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We previously reported the private offering of $90 million principal amount of our 8.125% convertible senior notes due 2027 in our Form 8-K filed with the SEC on June 6, 2007.
Item 3. Defaults Upon Senior Notes.
          Reference, is made to the disclosures in Note 12 to our consolidated financial statements included elsewhere in this Form 10-Q Report.
Item 4. Submission of Matters to a Vote of Security Holders.
          We held our 2007 Annual Meeting of Stockholders on May 23, 2007, at our main offices located at 101 California Street, Suite 1350, San Francisco, California 94111. At the annual meeting our stockholders voted on the following:
(i)	Each of the following persons was elected as a Class I director, whose terms will expire at our annual meeting of stockholders in 2010.

Name	For	Withheld
S. Trezevant Moore, Jr.	40,726,714	156,047
Joseph E. Whitters, CPA	37,918,506	2,964,255
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

LUMINENT CAPITAL, INC.
By:	/s/ S. TREZEVANT MOORE, JR.
S. Trezevant Moore, Jr.
Chief Executive Officer (Principal Executive Officer)

Date:	September 26, 2007

By:	/s/ CHRISTOPHER J. ZYDA
Christopher J. Zyda
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 26, 2007

EXHIBIT INDEX
          Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
          The following exhibits are included, or incorporated by reference, in this Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number		Description

10.1		Amended and Restated Employment Agreement effective as of May 10, 2007 between the Registrant and Gail P. Seneca. (1)

10.2		Indenture dated as of June 5, 2007 with respect to 8.125% Convertible Senior Notes due 2027 (2)

10.3		Registration rights agreement (2)

10.4		Purchase agreement $90,000,000 Convertible Senior Notes due 2027 (2)

10.5		Capital Stock Warrant Agreement dated August 17, 2007 (3)

10.6		Letter of Intent between the Registrant and Arco Capital Corporation Ltd., dated August 16, 2007 (3)

10.7		Credit Agreement, dated August 21, 2007 between the Registrant and Arco Capital Corporation Ltd. (4)

10.8		Security and Pledge Agreement, dated August 21, 2007, among the Registrant and its subsidiaries of the party hereto, as grantors, and Arco Capital Corporation Ltd., as secured party (4)

10.9		Subsidiary Guarantee Agreement, dated August 21, 2007 (4)

10.10		Retention Agreement between the Registrant and S. Trezevant Moore, Jr. dated August 31, 2007 (5)

10.11		Retention Agreement between the Registrant and Christopher J. Zyda dated August 31, 2007 (5)

10.12		Severance Agreement between Proserpine, LLC and Eleanor Melton dated August 31, 2007 (5)

10.13		Amendment to Credit Agreement, dated September 12, 2007 between the Registrant and Arco Capital Corporation (6)

31.1	*	Certification of S. Trezevant Moore, Jr., Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of S. Trezevant Moore, Jr., Chief Executive Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1) Incorporated by reference to our Form 10-Q filed on May 10, 2007.
(2) Incorporated by reference to our Form 8-K filed June 6, 2007.
(3) Incorporated by reference to our Form 8-K filed August 22, 2007.
(4) Incorporated by reference to our Form 8-K filed August 27, 2007.
(5) Incorporated by reference to our Form 8-K filed September 7, 2007.
(6) Incorporated by reference to our Form 8-K filed September 18, 2007.