Form 10-Q
period 2007-09-30
LUMINENT MORTGAGE CAPITAL INC
filed 2007-12-27
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
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
     The number of shares of common stock outstanding on December 24, 2007 was 43,172,839.

i

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
     We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Form 10-Q and they may also be incorporated by reference in this Form 10-Q to other documents we file with the SEC. We base our forward-looking statements upon the current beliefs and expectations of our management and they are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. These forward-looking statements include, among other things, statements about:
•	our ability to meet margin calls on our repurchase agreement financing that may be required due to further declines in the value of the mortgage-backed securities collateralizing the agreements;

•	our ability to obtain or renew sufficient funding to maintain our leverage strategies and support our liquidity position;

•	the continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	our ability to purchase sufficient mortgages for our securitization business;

•	the effect of the flattening of, or other changes in, the yield curve on our investment strategies;

•	changes in interest rates and mortgage prepayment rates;

•	the possible effect of negative amortization of mortgages on our financial condition and REIT qualification;

•	the possible impact of our failure to regain or maintain exemptions under the 1940 Act;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	the power of our board of directors to change our operating policies and strategies without stockholder approval;

•	the effects of interest rate caps and or proposed federal legislation on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	our ability to invest up to 10% of our investment portfolio in residuals, leveraged mortgage derivative securities and shares of other REITs as well as other investments;

•	our current inability to make cash distributions to our stockholders because of our liquidity concerns; and

•	the other factors described in this Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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

ii

PART I
FINANCIAL INFORMATION
     Item 1. Financial Statements.

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
(in thousands, except share and per share amounts)	(Unaudited)
Assets:
Cash and cash equivalents	$8,285	$5,902
Restricted cash	8,396	7,498
Loans held-for-investment, net of allowance for loan losses of $21,282 at September 30, 2007 and $5,020 at December 31, 2006	4,369,019	5,591,717
Mortgage-backed securities, at fair value	—	141,556
Mortgage-backed securities pledged as collateral, at fair value	907,005	2,789,382
Debt securities, at fair value	1,006	—
Equity securities, at fair value	413	1,098
Interest receivable	24,023	36,736
Principal receivable	1,771	1,029
Derivatives, at fair value	201	13,021
Other assets	52,318	25,856

Total assets	$5,372,437	$8,613,795

Liabilities:
Mortgage-backed notes	$4,030,643	$3,917,677
Repurchase agreements	792,231	2,707,915
Warehouse lending facilities	—	752,777
Commercial paper	—	637,677
Collateralized debt obligations	294,529	—
Junior subordinated notes	92,788	92,788
Convertible senior notes	90,000	—
Derivatives, at fair value	2,623	—
Revolving line of credit	43,256	—
Cash distributions payable	13,857	14,343
Accrued interest expense	14,231	12,094
Warrant liability, at fair value	68,910	—
Accounts payable and accrued expenses	19,854	6,969

Total liabilities	5,462,922	8,142,240

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 43,172,839 and 47,808,510 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	43	48
Additional paid-in capital	548,459	583,492
Accumulated other comprehensive income	2,560	3,842
Accumulated distributions in excess of accumulated earnings	(641,547)	(115,827)

Total stockholders’ equity (deficit)	(90,485)	471,555

Total liabilities and stockholders’ equity (deficit)	$5,372,437	$8,613,795

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Net interest income:
Interest income:
Mortgage loan and securitization portfolio	$86,869	$65,658	$281,527	$133,667
Spread portfolio	21,850	18,947	84,001	69,757
Credit sensitive bond portfolio	25,268	10,493	60,495	28,176

Total interest income	133,987	95,098	426,023	231,600

Interest expense	112,392	73,149	349,819	172,633

Net interest income	21,595	21,949	76,204	58,967

Other income (expenses):
Gains (losses) on derivative instruments, net	6,524	(11,689)	42,406	4,087
Gains (losses) on sales of mortgage-backed securities, net	(137,959)	167	(153,409)	990
Losses on sales of loans held-for-investment	(46,477)	—	(46,477)	—
Impairment losses on mortgage-backed securities	(268,877)	—	(287,622)	(2,179)
Mortgage-backed securities, trading change in fair value	(18,209)	—	(18,200)	—
Warrants, change in fair value	(46,569)	—	(46,569)	—
Other expense	(49)	—	(156)	(608)

Total other income (expenses)	(511,616)	(11,522)	(510,027)	2,290

Operating Expenses:
Servicing expense	5,389	3,526	18,104	7,546
Provision for loan losses	10,247	1,779	18,434	3,304
Salaries and benefits	8,363	2,934	14,998	7,375
Professional services	3,171	1,088	5,012	2,181
Management compensation expense to related party	—	6,048	—	7,712
Other general and administrative expenses	1,690	1,242	5,366	3,334

Total operating expenses	28,860	16,617	61,914	31,452

Income (loss) before income taxes	(518,881)	(6,190)	(495,737)	29,805

Income taxes	1,755	405	1,709	1,057

Net income (loss)	$(520,636)	$(6,595)	$(497,446)	$28,748

Net income (loss) per share — basic	$(12.17)	$(0.17)	$(11.07)	$0.74

Net income (loss) per share — diluted	$(12.17)	$(0.17)	$(11.07)	$0.74

Weighted-average number of shares outstanding — basic	42,790,740	38,695,800	44,943,803	38,937,454

Weighted-average number of shares outstanding — diluted	42,790,740	38,695,800	44,943,803	39,066,406

Dividends per share	$—	$0.30	$0.62	$0.55

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
Balance, January 1, 2007	47,809	$48	$583,492	$3,842	$(115,827)		$471,555

Net income (loss)					(497,446)	$(497,446)	(497,446)

Securities available-for-sale, fair value adjustment				(105)		(105)	(105)

Amortization of derivative gains				(1,177)		(1,177)	(1,177)

Comprehensive income (loss)						$(498,728)

Repurchases and retirement of common stock	(4,905)	(5)	(41,290)				(41,295)

Distributions to stockholders					(28,274)		(28,274)

Issuance and amortization of restricted common stock	269		6,257				6,257

Balance, September 30, 2007	43,173	$43	$548,459	$2,560	$(641,547)		$(90,485)

See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$(497,446)	$28,748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium/(discount) on loans held-for-investment and mortgage-backed securities and depreciation	20,652	(941)
Impairment losses on securities	287,622	2,179
Provision for loan losses	18,434	3,304
Realized loss on real estate owned	491	—
Negative amortization of loans held-for-investment	(86,531)	(35,004)
Share-based compensation	6,257	2,594
Net realized and unrealized (gains) losses on derivative instruments	7,156	(3,459)
Net losses on mortgage backed securities held as trading	18,200	—
Net change in the fair value of warrants	46,569	—
Net (gain) losses on sales of mortgage-backed-securities available-for-sale	153,409	(990)
Net losses on the sales of loans held-for-investment	46,477	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, net of purchased interest	(16,048)	73
(Increase) decrease in other assets	2,452	(2,042)
Increase in accounts payable and other liabilities	12,304	890
Increase (decrease) in accrued interest expense	2,742	(13,183)
Increase in management compensation payable, incentive compensation payable and other related-party payable	—	4,949

Net cash provided by (used in) operating activities	22,740	(12,882)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(821,436)	(1,849,595)
Proceeds from sales of mortgage-backed securities	1,863,969	3,750,554
Principal payments of mortgage-backed securities	376,188	364,781
Purchases of loans held-for-investment, net	(1,679,991)	(3,949,480)
Principal payments of loans held-for-investment	1,295,362	272,476
Proceeds from the sale of loans held-for-investment	957,150	—
Purchases of derivative instruments	(32,979)	(2,792)
Proceeds from derivative instruments	40,184	3,484
Purchase of debt securities	(1,271)	—
Net change in restricted cash	(8,437)	671
Other	(129)	—

Net cash provided by (used in) investing activities	1,988,610	(1,409,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,747
Repurchases of common stock	(41,295)	(15,832)
Capitalized financing costs	(2,355)	—
Borrowings under repurchase agreements	31,313,807	27,681,403
Principal payments on repurchase agreements	(33,021,207)	(29,080,973)
Borrowings under warehouse lending facilities	2,069,957	3,806,251
Paydown of warehouse lending facilities	(2,822,551)	(3,806,251)
Borrowings under commercial paper facility	3,849,451	—
Paydown of commercial paper facility	(4,487,127)	—
Distributions to stockholders	(28,760)	(11,014)
Proceeds from issuance of mortgage-backed notes	1,763,061	3,062,397
Principal payments on mortgage-backed notes	(1,025,663)	(214,187)
Proceeds from issuance of collateralized debt obligations	291,027	—
Principal payments on collateralized debt obligations	(568)	—
Principal payments on margin debt	—	(3,548)
Proceeds from issuance of convertible senior notes	90,000	—
Proceeds from revolving line of credit	43,256	—

Net cash provided by (used in) financing activities	(2,008,967)	1,429,993

Net increase in cash and cash equivalents	2,383	7,210
Cash and cash equivalents, beginning of the period	5,902	11,466

Cash and cash equivalents, end of the period	$8,285	$18,676

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$365,523	$186,786
Taxes paid	4,665	994

Non-cash investing and financing activities:
Issuance of warrants	$22,343	$—
Transfer of loans held-for-investment to real estate owned	22,605	—
Proceeds from the sale of mortgage-backed securities	(18,982)	—
Repayments of repurchase agreements	18,982	—
Acquisition of mortgage-backed securities available-for-sale through collateralized debt obligations	(3,986)	—
(Increase) decrease in principal receivable	(742)	12,478
Increase (decrease) in cash distributions payable to stockholders	(486)	11,006
Principal payments of mortgage-backed securities available-for-sale	183	—
Paydown of warehouse lending facilities	(183)	—
Increase in unsettled security purchases	—	3,000
See notes to condensed consolidated financial statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—OVERVIEW
          Luminent Mortgage Capital Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced operations on June 11, 2003. The Company’s common stock began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003.
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
          The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006.
     Business Conditions and Going Concern
          The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As the Company announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities seized-up, and as a result, the Company simultaneously experienced a significant increase in margin calls from its repurchase agreement counterparties, or repurchase agreement lenders, and a decrease in the amount of financing its lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity over a short period of time and caused substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
          The Company has implemented a financial strategy to restore investor confidence and will continue its initiatives in this regard. The Company has taken the following steps that are intended to assure its customers and investors, that it can fulfill its commitments in the ordinary course of business:
          On September 26, 2007, the Company entered into a definitive credit agreement with Arco Capital Corporation Ltd., or Arco, that provides for a revolving credit facility in the amount of the lesser of up to $60.0 million or 85% of eligible asset values as defined in the agreement. Interest on the outstanding balance is set at one-month LIBOR plus a margin of between 4.00% and 4.50%, depending on the amount outstanding. As of September 30, 2007, the Company had $43.3 million outstanding on this line of credit. Arco also arranged for repurchase agreement financing, at an interest rate of one-month LIBOR plus a margin of 4.00%. The Company had $74.0 million outstanding on this repurchase agreement facility as of September 30, 2007. See Note 5 for further information on the terms of these credit facilities.
          On December 7, 2007, the Company entered into another amendment to its amended and restated credit agreement with Arco in order to provide for increases in repurchase agreement financings from a subsidiary of Arco. The amendment to the credit agreement increased to $190.0 million the cap on total outstanding amounts of such purchase agreements and credit agreement borrowings. See Note 14 to the consolidated financial statements for further information on the amended agreement.
As of September 30, 2007, progress in the stabilization of the Company’s lending facilities includes the following achievements.

•	The Company has completed the sale of approximately $1.9 billion of mortgage-backed securities to repay lenders and meet required margin calls.

•	The Company has completed the sale or refinancing of assets financed by its asset-backed commercial program, and it no longer has any outstanding commercial paper liabilities under the asset-backed commercial paper program.

•	The Company has sold approximately $1.0 billion of loans and has repaid all of its warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion was terminated prior to September 30, 2007, one warehouse line for $500.0 million expired in October 2007, and no balances are currently outstanding on the remaining warehouse line totaling $1.0 billion. See Note 5 for additional information on the warehouse facilities.

•	The Company has stabilized approximately $781.5 million of repurchase agreement financing with six repurchase agreement lenders by meeting all required margin calls.

•	The Company is working with an additional repurchase agreement lender, HSBC, to resolve a dispute on the fair value of the underlying collateral for that agreement to settle an additional $32.2 million of repurchase agreement financing.
          The Company has taken additional measures to improve its liquidity position that include the implementation of operating expense reductions including a personnel reduction, the closure of its San Francisco, CA corporate office on December 31, 2007 and the establishment of its corporate headquarters in Philadelphia, PA, where the majority of its workforce is currently located.
          The Company is currently focused on maintaining the progress made to date in stabilizing its investment portfolio in the short-term, and then returning to profitability. These efforts are likely to include additional sales of securities in order to provide additional liquidity and exploring long-term financing alternatives to replace existing short-term financing. In addition, the Company is considering alternatives for the resolution of its issues related to its status as a REIT. See Note 11 for further information on issues concerning the Company’s REIT status. There can be no assurance that further market disruption will not occur or that the Company will be able to successfully execute its business or liquidity plans discussed herein.
NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Note 2 to the consolidated financial statements to the Company’s 2006 Form 10-K describes the Company’s significant accounting policies. There have been no significant changes to these policies during 2007 with the exception of the required adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statement No. 133 and 140. See the description of recent accounting pronouncements below.
          Recent Accounting Pronouncements
          In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In November 2007, the AICPA issued a proposed SOP 07-1a. This proposed SOP if implemented would delay indefinitely the implementation of SOP 07-1 until implementation issues or modifications to SOP

07-1 can be considered. The SOP 07-1a is expected to become effective in January 2008 for financials statements beginning in years after December 15, 2007.
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value in GAAP and expands requirements for disclosure about fair value estimates. SFAS 157 does not require any new fair value measurements. The Company is required to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. The statement will have no material impact on the Company’s consolidated financial statements other than the requirement to include expanded disclosure.
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
NOTE 3—SECURITIES
          The Company held $28.6 million of hybrid securities that are classified as trading. For the three and nine months ended September 30, 2007, the Company recognized decreases in fair value of $18.2 million in its consolidated statement of operations.
          The Company had $3 thousand of unrealized gains and no unrealized losses on available-for-sale securities at September 30, 2007. The following table summarizes the Company’s unrealized gains and losses on securities classified as available-for-sale, which are carried at fair value as of December 31, 2006.

Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2006
Mortgage-backed securities, available-for-sale	$2,930,878	$7,549	$(7,489)	$2,930,938

          At September 30, 2007 and December 31, 2006, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 75.7% and 99.0% of face amount, respectively.
          The following table shows the Company’s available-for-sale mortgage-backed securities’ fair value and gross unrealized losses on temporarily impaired securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006. The Company had no unrealized losses on available-for-sale securities at September 30, 2007.
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
          The Company evaluates available-for-sale securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. Impairment losses of $268.9 million and $287.6 million for the three and nine months ended September 30, 2007, respectively, were primarily due to assumption changes on certain mortgage-backed securities for increased loss expectations and increases in the discount rates used to calculate the fair value of mortgage-backed securities on our Residential Mortgage Credit portfolio. As discussed in Note 1, due to current business conditions, the Company cannot say with certainty that it has the ability to hold these securities until recovery of the impairment loss and therefore has recorded the impairment through its statement of operations.
          Impairment losses for the three and nine months ended September 30, 2006 were zero and $2.2 million, respectively, related to Spread securities that the Company did not intend to hold until their maturity.

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
          During the three months ended September 30, 2007, the Company had realized losses of $138.5 million and gains of $0.6 million on the sales of mortgage-backed securities. During the nine months ended September 30, 2007, the Company had realized losses of $154.0 million and gains of $0.6 million on the sales of mortgage-backed securities. The Company sold securities in the third quarter of 2007 to repay repurchase agreement financing and in order to satisfy margin calls on the financing of these securities. Securities sold prior to the third quarter of 2007 were selected for sale due to their rising level of delinquencies in the underlying loan collateral which was noted in the first quarter of 2007, as well as to reduce the Company’s exposure to certain mortgage-backed asset issuers. During the three months ended September 30, 2006, the Company had realized gains of $0.3 million and realized losses of $1.0 million on the sale of mortgage-backed securities and for the nine months ended September 30, 2006, the Company had realized gains of $10.0 million and realized losses of $9.0 million on the sale of mortgage-backed securities. The Company sold securities during the first nine months of 2006 in order to reposition the portfolio.
          The weighted-average lives of the mortgage-backed securities as of September 30, 2007 in the table below are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal, and are generally shorter than their stated maturities.
Weighted-Average Life of Mortgage-Backed Securities
(dollars in thousands)

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
Less than one year	$49,828	$50,383	7.05%
Greater than one year and less than five years	814,094	814,091	6.42
Greater than five years	43,083	60,793	7.00

Total	$907,005	$925,267	6.49%

NOTE 4—LOANS HELD-FOR-INVESTMENT
          The following table summarizes the Company’s residential mortgage loans classified as held-for-investment, which are carried at amortized cost, net of allowance for loan losses.
Components of Residential Mortgage Loans Held-for-Investment
(in thousands)

	September 30,	December 31,
	2007	2006
Principal	$4,287,143	$5,472,325
Unamortized premium	103,158	124,412

Amortized cost	4,390,301	5,596,737
Allowance for loan losses	(21,282)	(5,020)

Total residential mortgage loans, net of allowance for loan losses	$4,369,019	$5,591,717

          At September 30, 2007 and December 31, 2006, residential mortgage loans had a weighted-average amortized cost of 102.4% and 102.3% of face amount, respectively.
Geographic Concentrations of Loans Held-for-Investment

Top five geographic concentrations (% exposure):	September 30, 2007	December 31, 2006
California	52.7%	57.4%
Florida	11.9%	8.6%
Arizona	4.3%	4.1%
Virginia	3.8%	3.7%
Nevada	3.5%	3.4%
          In the third quarter of 2007, the Company sold some of its interests in its securitization trusts that were established to permanently finance its residential mortgage loans. These sales triggered a reconsideration event in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46. As a result, the Company’s Luminent Mortgage Trust 2007-2 or 2007-2, securitization no longer qualified for consolidation in the Company’s consolidated financial statements. Residential mortgage loans in the amount of $636.7 million were removed from the Company’s balance sheet along with the related debt of $620.8 million. The Company recorded $12.8 million in losses on the deconsolidation of this securitization. The Company continues to hold mortgage-backed securities with a fair value of $10.0 million at September 30, 2007 related to the 2007-2 trust. These assets are included in the Company’s mortgage-backed securities portfolio as of September 30, 2007. All other securitizations other than the 2007-2 securitization continue to qualify for consolidation as of September 30, 2007.
Allowance for Loan Losses
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Balance, beginning of period	$12,297	$1,525	$5,020	$—
Provision for loan losses	10,247	1,779	18,434	3,304
Charge-offs	(1,262)	(15)	(2,172)	(15)

Balance, end of period	$21,282	$3,289	$21,282	$3,289

          On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses and records a provision for loan losses based on this analysis for loans that are estimated to have defaulted. At September 30, 2007 and December 31, 2006, $135.4 million and $33.9 million, respectively, of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. Interest reversed for loans in non-accrual status at September 30, 2007 and December 31, 2006 was $4.7 million and $1.0 million, respectively.
          At September 30, 2007 and December 31, 2006, the Company had $20.3 million and $3.6 million of real estate owned that is included in other assets on its consolidated balance sheet.
NOTE 5—BORROWINGS
          The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of various financing arrangements. The following table presents summarized information with respect to the Company’s borrowings.
Borrowings
(dollars in thousands)

		Weighted-
	Borrowings	Average	Fair Value of	Final Stated
	Outstanding	Interest Rate	Collateral(4)	Maturities (6)
September 30, 2007
Mortgage-backed notes (1) (2)	$4,014,145	5.37%	$3,992,911	2046
Repurchase agreements (3)	813,681	6.21	954,046	2007
Collateralized debt obligations (1)	295,432	6.37	245,696	2047
Junior subordinated notes	92,788	8.73	none	2035
Convertible senior notes	90,000	8.38	none	2027
Revolving line of credit	43,256	9.13	none	2012

Total	$5,349,302	5.69%	$5,092,921

December 31, 2006
Mortgage-backed notes (1) (2)	$3,914,932	5.60%	$3,919,354	2046
Repurchase agreements	2,707,915	5.45	2,909,895	2008
Commercial paper facility	639,871	5.36	643,823	2007
Warehouse lending facilities	752,777	5.80	794,420	(5)
Junior subordinated notes	92,788	8.58	none	2035

Total	$8,108,283	5.58%	$8,267,492

(1)	Outstanding balances for mortgage-backed notes exclude $16.5 million in unamortized premium at September 30, 2007 and $2.7 million at December 31, 2006, $0.9 million for collateralized debt obligations at September 30, 2007 and zero and $2.2 million at September 30, 2007 and December 31, 2006, respectively, for commercial paper. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than the stated maturity.

(2)	The carrying amount of loans pledged as collateral is $4.4 billion and $3.9 billion at September 30, 2007 and December 31, 2006.

(3)	Outstanding balances for repurchase agreements include $21.5 million of unamortized debt discounts for the issuance of warrants in conjunction obtaining certain repurchase agreement financing.

(4)	Collateral for borrowings consists of mortgage-backed securities and loans held-for-investment.

(5)	Borrowing has no stated maturity.

(6)	Mortgage-backed notes, repurchase agreements and collateralized debt obligations mature at various dates. The date above is the last maturity date for each type of borrowing.
          At September 30, 2007 and December 31, 2006, the Company had unamortized capitalized financing costs of $18.9 million and $15.9 million, respectively, related to the Company’s borrowings, which were deferred at the issuance date of the related borrowing and are being amortized using the effective yield method over the estimated life of the borrowing.
     Mortgage-backed notes
          The Company has issued non-recourse mortgage-backed notes to provide permanent financing for its loans held-for-investment. The mortgage-backed notes are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the one-month London Interbank Offered Rate, or LIBOR. The borrowing rates of the mortgage-backed notes reset monthly except for $0.2 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Loans held-for-investment collateralize the mortgage-backed notes. On a consolidated basis, the securitizations are accounted for as financings in accordance with SFAS No. 140 and qualify for consolidation with the Company’s balance sheet in accordance with FIN 46, therefore the assets and liabilities of the securitization entities are consolidated on the Company’s consolidated balance sheet. See Note 4 for information on the deconsolidation of the Luminent Mortgage Trust 2007-2.
     Repurchase Agreements
          The Company has entered into repurchase agreements with seven third-party financial institutions to finance the purchase of certain of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the three-month LIBOR.
Repurchase Agreement Maturities
(in thousands)

	September 30, 2007	December 31, 2006
Overnight 1 day or less	$252,235	$—
Between 2 and 30 days	389,037	2,070,939
Between 31 and 90 days	172,409	201,976
Between 91 and 636 days	—	435,000

Total	$813,681	$2,707,915

          In August 2007, the Company entered into repurchase agreement financing that was arranged by Arco. In exchange for the repurchase agreement financing, the Company issued warrants that are accounted for as a debt discount that will be amortized over the life of the related financing. The Company’s repurchase agreement financing at September 30, 2007 included $74.0 million of financing provided by Arco with unamortized debt discount of $21.5 million. See Note 14 for additional information on the Arco financing.
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

Warehouse Lending Facilities
(in millions)

	At September 30, 2007			At December 31, 2006
			Weighted-			Weighted-
	Borrowing	Borrowings	Average	Borrowing	Borrowings	Average
Counterparty	Capacity	Outstanding	Interest Rate	Capacity	Outstanding	Interest Rate
Mortgage loan financing:
Greenwich Capital Financial Products, Inc.	$1,000.0	$—	—	$1,000.0	$455.2	5.80%
Barclays Bank plc	—	—	—	1,000.0	290.1	5.78
Bear Stearns Mortgage Capital Corp.	500.0	—	—	500.0	7.5	5.77
Asset-backed securities financing:
Greenwich Capital Financial Products, Inc.	—	—	—	500.0	—	—

Total	$1,500.0	$—	—	$3,000.0	$752.8	5.80%

          At September 30, 2007, the Company was not in compliance with certain debt covenants related to its warehouse lending facilities. There were no borrowings on these facilities and the Company currently has no intentions to use the facilities. The Bear Stearns Mortgage Capital Corp facility expired on October 7, 2007.
     Commercial Paper Facility
          In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed securities portfolio. Luminent Star Funding I was a single-seller commercial paper program that provided a financing alternative to repurchase agreement financing. It issued asset-backed secured liquidity notes that were rated by Standard & Poor’s and Moody’s. In August 2007, the commercial paper counterparty did not renew the Company’s commercial paper funding. The Company has liquidated all assets financed with commercial paper and, as of September 30, 2007, the facility was closed.
     Collateralized Debt Obligations
           In March 2007, the Company issued $400.0 million of collateralized debt obligations, or CDOs, from Charles Fort CDO I, Ltd., a qualified REIT subsidiary of the Company. The CDOs are floating-rate pass-through non-recourse certificates that were initially collateralized at closing by $289.1 million of the Company’s mortgage-backed securities and $59.1 million of mortgage-backed securities that the Company retained from prior whole loan securitizations as well as an uninvested cash balance that was used to purchase additional securities subsequent to the CDO closing. As of September 30, 2007, third-party investors held $294.5 million of certificates net of unamortized debt discounts and the Company retained $103.8 million of certificates including $27.0 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. The Company accounted for this securitization transaction as a financing of the mortgage-backed securities in accordance with SFAS No. 140 and therefore the assets and liabilities of the securitization entities are included on the Company’s consolidated balance sheet.
          As of September 30, 2007, certain securities with a fair value of $10.9 million that collateralize the CDO were deemed to be in default by way of ratings downgrades. These securities have to date continued to make principal and interest payments as required by their individual structures. Because these securities are deemed to be in default the principal payment structure of the CDO has converted from a pro-rata principal payment structure to a sequential principal payment structure where principal payments are paid to the highest rated bonds first and then will be made sequentially to each class of bond from highest to lowest. In addition, all interest payments collected by the trust on the securities that are deemed to be in default are made as principal payments on a sequential pay basis.
     Junior Subordinated Notes
           Junior subordinated notes consist of 30-year notes issued in March and December 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively, unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place $90.0 million of preferred securities privately with unrelated third-party investors. The Company pays interest to the trusts quarterly. In August 2007, the Company became contractually prohibited from making payments of interest because of defaults on its senior securities. These defaults were subsequently cured and all interest due on the junior subordinated notes was paid in October 2007. The trusts remit dividends pro rata to the common and preferred trust securities based on the same terms as the junior subordinated notes.
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
          Prior to June 1, 2026, upon the occurrence of specified events, the Notes are convertible at the option of the holder at an initial conversion rate of 89.4114 shares of the Company’s common stock per $1,000 principal amount of Notes. The initial conversion price of $11.18 represented a 22.5% premium to the closing price of $9.13 per share of the Company’s common stock on May 30, 2007. On or after June 1, 2026, the Notes are convertible at any time prior to maturity at the option of the holder. Upon conversion of Notes by a holder, the holder will receive cash up to the principal amount of such Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of the Company in cash or in shares of the Company’s common stock. The initial conversion rate is subject to adjustment in certain circumstances.
          Prior to June 5, 2012, the Notes are not redeemable at the Company’s option, except to preserve the Company’s status as a REIT. On or after June 5, 2012, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, including additional interest, if any.
          Note holders may require the Company to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the Notes on June 1, 2012, June 1, 2017, June 1, 2022 or upon the occurrence of certain change in control transactions prior to June 5, 2012.
          In August 2007, due to cross defaults on certain of the Company’s repurchase agreement financing arrangements, the Company had an event of default on the Notes which made them immediately due and payable. Subsequent to September 30, 2007, the Company was informed by the trustee of the Notes that the Company had remedied the conditions that gave rise to the event of default under the agreement.
          As of September 30, 2007, the Company is paying a 0.25% interest rate penalty on the Notes due to its inability to file a registration statement with the Securities and Exchange Commission to register the securities associated with the convertible debt as required by the agreement. The Company intends to register the securities when it becomes current on its quarterly reporting requirement.
     Revolving Line of Credit
          On September 26, 2007, the Company entered into a definitive credit agreement with Arco that provides for a revolving credit facility in the amount of the lesser of $60.0 million or 85% of eligible asset values as defined in the definitive credit agreement. The line of credit matures on September 26, 2012 and undrawn portions of the facility can be cancelled at the Company’s option. The line of credit bears interest at LIBOR plus 4.00% to 4.50% depending on the outstanding balance. A commitment fee of 0.50% is payable quarterly on the daily average amount of the unused line of credit. The facility will be repaid from net proceeds in excess $250,000 from the sale, transfer or disposition of any property or asset of the Company or from 75% of the Company’s annual excess cash amount as defined in the agreement. The line of credit is secured by all of the assets of the Company that are not subject to a previous security interest. As of September 30, 2007, the Company was not in compliance with certain covenants required by this agreement; however, Arco has continued to allow the Company to draw on the lines of credit and has increased the amount of financing available to the Company. See Note 14 for additional information on the Arco credit facility.
NOTE 6—CAPITAL STOCK AND EARNINGS PER SHARE
          At September 30, 2007 and December 31, 2006, the Company’s charter authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2007 and December 31, 2006, the Company had 43,172,839 and 47,808,510 outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.

          Beginning on August 14, 2007, the Company entered into a series of agreements with Arco that provided it with repurchase agreement financing and a liquidity line of credit. In exchange for the repurchase agreement financing Arco received warrants to purchase up to 51,000,000 shares of the Company’s common stock representing 49% of the voting interest in the Company and 51% of the economic interest in the Company on a fully diluted basis. The warrant holders have the right to elect to receive nonvoting shares for any warrant exercised. The warrants are exercisable until September 30, 2012 at an exercise price of $0.18 per share subject to anti-dilution adjustments to maintain the economic ownership percentage of the Company attributable to the warrants at 51% on a fully-diluted basis. In addition, one of the agreements required that the Company’s board of directors include four directors whom must be satisfactory to Arco. The value of the warrants was recorded as a liability on the Company’s balance sheet with an offsetting balance as a debt discount. The debt discount will be amortized as additional interest expense over the term of the related debt. Changes in fair value of the warrants are recorded as a component of other income.
          The initial value of the warrants of $22.3 million was recorded as a liability with an offsetting amount recorded as debt discount on the related repurchase agreement financing. The debt discount will be amortized as additional interest expense over the weighted-average life of the repurchase agreement financing. The remaining weighted-average life of the repurchase agreement financing at September 30, 2007 was approximately 2.9 years. The change in fair value of the warrants between the issuance date and September 30, 2007 of $46.6 million was also recorded as a liability and was recorded as expense in consolidated statement of operations for the period ended September 30, 2007.
          The Company estimates the fair value of the warrants using the Black-Sholes Pricing Model. Values ascribed to the warrants as of the issuance date of August 14, 2007 and the balance sheet date of September 30, 2007 was as follows:
Warrants Pricing Assumptions

	August 14,	September 30,
	2007	2007
Risk-free interest rate	4.35%	4.23%
Expected life in years	5.04	4.92
Expected volatility (1)	30.0%	30.0%
Dividend yield (2)	0.0%	0.0%

(1)	The Company’s stock price volatility increased dramatically subsequent to July 31, 2007 due to unprecedented events in the mortgage industry and the Company’s liquidity concerns. That level of volatility is not considered to be indicative of volatility over the life of the warrants and therefore, expected volatility was calculated based on the Company’s stock price prior to July 31, 2007.

(2)	The Company has suspended the payment of its second quarter dividend and is not expecting to declare a dividend over the life of the warrants; therefore the dividend yield is estimated to be zero.
          On November 7, 2005, the Company announced a share repurchase program to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced an additional share repurchase program for an incremental 3,000,000 shares. On May 7, 2007, the Company announced an additional share repurchase program to acquire up to an additional 5,000,000 shares of common stock. For the nine months ended September 30, 2007, the Company repurchased 4,904,765 shares at a weighted-average price per share of $8.39, including 1,986,000 shares purchased from $18.1 million of the proceeds from the offering of the Notes in June 2007. The Company has repurchased 7,629,215 shares since the inception of the share repurchase program and has the remaining authority to acquire up to 2,370,785 more common shares. Currently, due to the Company’s liquidity concerns, the Company has no plans to repurchase shares of its common stock on the open market.

          The Company calculates basic net income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted common stock and convertible notes, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Stock options and unvested restricted common stock instruments are not taken into account in the case of a net loss as they would be anti-dilutive.
Reconciliation of Basic and Diluted Earnings Per Share

	For the Three Months Ended		For the Three Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (loss) (in thousands)	$(520,636)	$(520,636)	$(6,595)	$(6,595)

Weighted-average number of common shares outstanding	42,790,740	42,790,740	38,695,800	38,695,800
Additional shares due to assumed conversion of dilutive instruments	—	—	—	—

Adjusted weighted-average number of common shares outstanding	42,790,740	42,790,740	38,695,800	38,695,800

Net income (loss) per share	$(12.17)	$(12.17)	$(0.17)	$(0.17)

	For the Nine Months		For the Nine Months
	Ended September 30, 2007		Ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income (loss) (in thousands)	$(497,446)	$(497,446)	$28,748	$28,748

Weighted-average number of common shares outstanding	44,943,803	44,943,803	38,937,454	38,937,454
Additional shares due to assumed conversion of dilutive instruments	—	—	—	128,952

Adjusted weighted-average number of common shares outstanding	44,943,803	44,943,803	38,937,454	39,066,406

Net income (loss) per share	$(11.07)	$(11.07)	$0.74	$0.74

          The Company has 55,000 shares in stock options and 8,047,026 shares in instruments related to convertible debt which are not included in the above calculation due to their anti-dilutive effect. In addition, the Company has warrants outstanding to redeem 51,000,000 shares related to its financing agreements with Arco that are unexercised and anti-dilutive at September 30, 2007.
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
Common Stock Available for Grant

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
September 30, 2007
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	(1,029,500)	(20,760)	(1,050,260)
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	820,500	129,240	949,740

Outstanding Stock Options

September 30, 2007
Stock options outstanding (shares)	55,000
Weighted-average exercise price	$14.82
Weighted-average remaining life (years)	5.9
          At September 30, 2007, all outstanding stock options were fully vested and had no aggregate intrinsic value. No stock options were granted, exercised or forfeited during the nine months ended September 30, 2007.
Common Stock Awards

	Number of	Weighted-Average
	Common Shares	Issue Price
Outstanding, January 1, 2007	721,329	$9.13
Issued	269,094	9.32
Forfeited	—	—

Outstanding, September 30, 2007	990,423	$9.18

Non-vested Common Stock Awards

	Number of Common	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested, January 1, 2007	555,923	$9.20
Granted	269,094	9.32
Vested	(804,257)	9.25
Forfeited	—	—

Nonvested, September 30, 2007	20,760	$8.67

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
          The Company had issued common stock awards to certain employees. These awards normally vest over a period of time but are subject to provisions that accelerate the vesting. The financing agreement with Arco described in Note 5 represented a change in control as defined in certain of the stock award agreements and, therefore, certain unvested awards vested on August 30, 2007. Total stock-based employee compensation expense related to common stock awards for the three and nine months ended September 30, 2007 was $4.8 million and $6.3 million, respectively. Expense related to the awards for the three and nine months ended September 30, 2006 was $0.3 million and $1.9 million, respectively. At September 30, 2007, stock-based employee compensation expense of $0.2 million related to nonvested common stock awards is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, commercial paper, warehouse lending facilities, revolving lines of credit, unsettled securities purchases and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities is reported in Note 3. The fair value of the Company’s derivative instruments is reported in Note 10.
          The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.
Fair Value of Financial Instruments
(in thousands)

	September 30, 2007		December 31, 2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans held-for-investment	$4,369,019	$3,992,911	$5,591,717	$5,586,872
Mortgage-backed notes	4,030,643	3,781,117	3,917,677	3,919,353
CDOs	294,529	150,601	—	—
Convertible senior notes	90,000	67,500	—	—
Junior subordinated notes	92,788	91,738	92,788	91,325
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of Accumulated Other Comprehensive Income
(in thousands)

	September 30,	December 31,
	2007	2006
Unrealized holding losses on securities available-for-sale	$(441,028)	$(5,957)
Reclassification adjustment for net losses (gains) on securities available-for-sale included in net income	153,409	(993)
Impairment losses on securities	287,622	7,010

Net unrealized gain on securities available-for-sale	3	60
Net deferred realized and unrealized gains on cash flow hedges	2,557	3,734
Net unrealized losses (gains) on equity securities available-for-sale	—	48

Accumulated other comprehensive income	$2,560	$3,842

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

Derivative Contracts
(in thousands)

	Estimated Fair Value
	September 30,	December 31,
	2007	2006
Eurodollar futures contracts sold short	$—	$149
Interest rate swap contracts	(4,149)	4,383
Interest rate cap contracts	1,727	1,531
Credit default swaps	—	6,958
Realized and Unrealized Gains and Losses on Derivative Contracts
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Free standing derivatives:
Realized gains	$34,673	$477	$50,133	$4,417
Unrealized gains (losses)	(28,610)	(11,994)	(6,743)	306
Purchase commitment derivatives:
Realized gains (losses)	43	(172)	(984)	(636)
Unrealized gains (losses)	418	—	—	—
          The Company’s derivative contracts have master netting arrangements allowing us to net gains and losses in individual contracts with the same counterparty.
     Cash Flow Hedging Strategies
          Prior to January 1, 2006, the Company entered into derivative contracts that it accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, was recorded in other comprehensive income or loss. Hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. During the three and nine months ended September 30, 2007, interest expense decreased by $0.3 million and $1.2 million, respectively, due to the amortization of net realized gains and hedge ineffectiveness gains. During the three and nine months ended September 30, 2006, interest expense decreased by $0.6 million and $6.9 million, respectively, due to the amortization of net realized gains and hedge ineffectiveness gains.
NOTE 11—INCOME TAXES
          The Company is taxed as a REIT under the Internal Revenue Code, or the Code. As such, the Company routinely distributes substantially all of the income generated from operations to its stockholders. As long as the Company retains its REIT status, it generally will not be subject to U.S. federal or state corporate taxes on its income to the extent that it distributes its REIT taxable income to its stockholders. The current dislocations in the U.S. residential mortgage market and the corresponding changed economic conditions, which led to the suspension of payment of the second quarter cash dividend of $0.32 per share and the omission of a third quarter dividend also increase the risk that the Company could lose its REIT taxation status in 2007 or a subsequent taxable year as a result of its inability to satisfy the REIT distribution requirements, required sales of assets in order to meet margin calls, lower than expected income on the Company’s mortgage assets as a result of borrower defaults, or other factors. See “Risk Factors” included in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 for further discussion of tax risks and the effect of a loss of the Company’s REIT status.

          The Company has a taxable REIT subsidiary that receives management fees in exchange for various advisory services provided in conjunction with the Company’s investment strategies. This taxable REIT subsidiary is subject to corporate income taxes on its taxable income at a combined federal and state effective tax rate. The same taxable REIT subsidiary is subject to the Pennsylvania Capital Stock and Franchise Tax as well as Philadelphia Gross Receipts Tax and Philadelphia Net Income Tax. The Company also has a taxable REIT subsidiary that purchases mortgage loans and creates securitization entities as a means of securing long-term collateralized financing. A provision for the income taxes for taxable REIT subsidiaries has been made and is shown on the consolidated statement of operations for the three and nine months ended September 30, 2007 in the amount of $1.0 million.
          Distributions declared per share were zero and $0.62 during three and nine months ended September 30, 2007, respectively, and $0.30 and $0.55 per share during the three and nine months ended September 30, 2006, respectively. On June 27, 2007, the Company declared a cash dividend of $0.32 per share. Subsequently, the Company suspended the payment of the dividend representing an obligation of $13.6 million due to the Company’s liquidity concerns. In addition, the Company has $24.4 million of undistributed REIT taxable income as of September 30, 2007. In order to maintain its status as a REIT, the Company must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008. The Company does not anticipate that the dividend will be paid prior to December 31, 2007. Consequently the Company may incur an excise tax on a portion of its undistributed REIT taxable income at a rate of 4.00%, payable on March 15, 2008. Such excise tax has been ratably accrued based upon expected undistributed REIT taxable income at December 31, 2007, and is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2007 in the amount of $0.7 million. The Company is currently considering various options related to the distribution of its REIT taxable income.
NOTE 12—LEGAL MATTERS
     Class Action Lawsuits
          Following the Company’s August 6, 2007 announcement of actions the Company’s board of directors took, the Company and certain officers and directors were named as defendants in six purported class action lawsuits filed between August 8, 2007 and September 12, 2007 in the U.S. District Court for the Northern District of California alleging violations of federal securities laws. These lawsuits seek certification of classes composed of stockholders who purchased the Company’s securities during certain periods, starting as early as October 10, 2006 and concluding as late as August 6, 2007. The lawsuits allege generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning the Company’s operations and prospects, thereby artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages. The lawsuits have been consolidated into a single action but a consolidated complaint has not yet been filed.
          The case involves complex issues of law and fact and has not yet progressed to the point where the Company can: 1) predict its outcome; 2) estimate damages that might result from the case or 3) predict the effect that final resolution that the case might have on its business, financial condition or results of operations, although such effect could be materially adverse. The Company believes these allegations to be without merit. The Company intends to seek dismissal of these lawsuits for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend itself against these allegations. The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on behalf of the Company against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. The Company believes the allegations in the stockholder derivative complaint to be without merit and has filed motions to dismiss all claims. Furthermore, any recovery in the derivative lawsuit would be payable to the Company, and this lawsuit is therefore unlikely to have a material negative effect on its business, financial condition or results of operations.
NOTE 13—RELATED PARTY TRANSACTIONS
          In the ordinary course of its business operations, the Company has ongoing relationships and has engaged in transactions with several related entities described below.
          Beginning on August 14, 2007, the Company entered into a series of financing agreements with Arco. See Note 5 and Note 6 for additional information on the terms of these agreements.
          At September 30, 2007, the Company had $74.0 million outstanding in repurchase agreement financing that was provided by Gramercy, a company affiliated with Arco, at an interest rate of 9.13%. The repurchase agreements mature in November 2007. In addition, the Company has $43.3 million outstanding on a revolving line of credit provided by Arco at an average interest rate of 9.13%. The line of credit matures on September 26, 2012. See Note 14 for further information on changes to the Arco agreements subsequent to September 30, 2007.
          Arco has also provided guarantees on $172.4 million of repurchase agreement financing with an unaffiliated third-party.
NOTE 14—SUBSEQUENT EVENTS
          Between September 30, 2007 and December 6, 2007, the Company drew an additional $16.8 million on the Arco credit facilities, representing a combination of repurchase agreement financing and revolving line of credit financing. These additional withdraws brought the outstanding balance to the maximum allowable under the agreements of $125.0 million.
          On December 7, 2007, the Company entered into another amendment to its amended and restated credit agreement with Arco in order to provide for increases in repurchase agreement financings from a subsidiary of Arco. As of December 12, 2007, the total amount of repurchase agreement financings made available by Arco’s subsidiary increased to approximately $140.0 million, with additional proceeds to the Company of approximately $66.0 million. The Company used the proceeds of the additional financings for general corporate purposes, to make interest and other payments on outstanding obligations and, as required by the credit facility, to repay borrowings under the credit facility. The amendment to the credit agreement increased to $190.0 million the cap on total outstanding amounts of such purchase agreements and credit agreement borrowings and decreases the revolving credit facility commitment to the lesser of up to $16.0 million or 85% of eligible asset values, subject in all cases to the terms and conditions of the amended and restated credit agreement.
          In August 2007, the Company had an event of default on the convertible senior notes which made them immediately due and payable. On November 6, 2007, the trustee of convertible senior notes informed the Company that it had remedied the conditions that gave rise to the event of default under the agreement. On November 21, 2007, the Company received a notice from the trustee of the convertible notes that a reporting default had occurred due to a delay in filing the Company’s September 30, 2007 Form 10-Q with the Securities and Exchange Commission. The reporting default will be cured by filing our Form 10-Q prior to January 20, 2008.
          In August 2007, due to cross defaults on other financing arrangements the Company was prohibited from making scheduled interest payments on its junior subordinated notes. These events of default were subsequently cured and all scheduled interest payments due as of September 30, 2007 were made in October 2007.
          In December 2007, a repurchase agreement lender alleged that an event of default exists for an unspecified reason on the Company’s repurchase agreement financing that it provided. The repurchase agreement lender demanded payment of the amount financed by it, plus accrued interest and expenses. The Company does not agree with the repurchase agreement lender that an event of default exists.

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
Overview
     Business Conditions and Going Concern
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As we announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities seized-up, and as a result, we simultaneously experienced a significant increase in margin calls from our repurchase agreement counterparties, or repurchase agreement lenders, and a decrease in the amount of financing our lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity over a short period of time and caused substantial doubt about our ability to continue as a going concern for a reasonable period of time.
          We have implemented a financial strategy to restore investor confidence and will continue our initiatives in this regard. We have taken the following steps that are intended to assure our customers and investors, that we can fulfill our commitments in the ordinary course of business:
          On September 26, 2007, we entered into a definitive agreement with Arco that provides for a revolving credit facility in the amount of the lesser of up to $60.0 million or 85% of eligible asset values as defined in the agreement. Interest on the outstanding balance is set at one-month LIBOR plus a margin of between 4.00% and 4.50%, depending on the amount outstanding. As of September 30, 2007, we had $43.3 million outstanding on this line of credit. Arco also arranged for repurchase agreement financing at an interest rate of one-month LIBOR plus a margin of 4.00%. As of September 30, 2007, we had $74.0 million outstanding on this facility. See Note 5 to our consolidated financial statement for further information on the terms of these credit facilities.
          On December 7, 2007, we entered into another amendment to our amended and restated credit agreement with Arco in order to provide for increases in repurchase agreement financings from a subsidiary of Arco. The amendment to the credit agreement increased to $190.0 million the cap on total outstanding amounts of such purchase agreements and credit agreement borrowings. See Note 14 to our consolidated financial statements for further information on the amended agreement.
As of September 30, 2007, progress in the stabilization of our lending facilities includes the following achievements.
•	We have completed the sale of approximately $1.9 billion of mortgage-backed securities to repay lenders and meet required margin calls.

•	We have completed the sale or refinancing of assets financed by our asset-backed commercial program, and we no longer have any outstanding commercial paper liabilities under our asset-backed commercial paper program.

•	We have sold approximately $1.0 billion of loans and have repaid all of our warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion was terminated prior to September 30, 2007, and additional warehouse line for $500.0 million expired in October 2007, and no balances are currently outstanding on the remaining warehouse line totaling $1.0 billion. See Note 5 to the Consolidated Financial Statements for additional information on our warehouse facilities.

•	We have stabilized $781.5 million of repurchase agreement financing with six repurchase agreement lenders by meeting all required margin calls.

•	We are working with an additional repurchase agreement lender, HSBC, to resolve a dispute on the fair value of the underlying collateral for that agreement to settle an additional $32.2 million of repurchase agreement financing.
          We have taken additional measures to improve our liquidity position that include the implementation of operating expense reductions including a personnel reduction, the closure of our San Francisco, CA corporate office on December 31, 2007 and the establishment of our corporate headquarters in Philadelphia, PA, where the majority of our workforce is currently located.
          We are currently focused on maintaining the progress made to date of stabilizing our investment portfolio in the short-term, and then returning to profitability. These efforts will likely include additional sales of securities in order to provide additional liquidity, and exploring long-term financing alternatives to replace our existing short-term financing. In addition, we are considering alternatives for the resolution of our issues related to our status as a REIT. See Note 11 to our consolidated financial statements for further information on issues concerning our REIT status. There can be no assurance that further market disruption will not occur or that we will be able to successfully execute our business or liquidity plans discussed herein.
     Investment Activities
          Our primary mission has historically been to provide a secure stream of income for our stockholders based on the steady and reliable payments of residential mortgages. We are a real estate investment trust, or REIT, which, together with our subsidiaries, invested in two core mortgage investment strategies. Under our Residential Mortgage Credit strategy, we invested in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. These securities have significant credit enhancement that provides us with protection against credit loss. These investments are less sensitive to interest rates, and therefore more predictable and sustainable. We securitized the loans and mortgage-backed securities that we have purchased and retain the securitization tranches that we believe are the most valuable tranches. These securitizations reduce our sensitivity to interest rates and help match the income we earn on our mortgage assets with the cost of our related liabilities. The debt that we incur in these securitizations is non-recourse to us; however, we pledge our mortgage loans and mortgage-backed securities as collateral for the securities we issue. Under our Spread strategy, we invested primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. Given current market conditions we do not intend to make new investments in our Residential Mortgage Credit or Spread strategy in the near-term. Our investment strategy is under constant review and will be resumed when we believe the market has stabilized and opportunities arise.
          We intend to continue to seek opportunities to generate fee-based business, including but not limited to asset management, credit risk management and investments in mortgages located in emerging market countries and in the U.S., as well as to establish other strategic initiatives in order to diversify our income streams.
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

          We have also acquired mortgage loans that permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization ranging from 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 71.6%, net of mortgage insurance, on our portfolio at September 30, 2007, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization. Our securitization structures allow the reallocation of principal prepayments on mortgage loans to be used for interest payments on the debt issued in the securitization trusts. To date, prepayments on securitized loans have been sufficient to offset negative amortization such that all our securitization structures have made their required payments to bond holders.
          The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Our credit underwriting standards have been structured to limit our exposure to the types of loans that are currently experiencing high foreclosure and loss rates. Our mortgage loan portfolio has virtually no exposure to loans with FICO scores of less than 620 which are generally considered to be subprime loans. The number of seriously delinquent loans in our loan portfolio was 311 basis points (3.11%) of total loans at September 30, 2007. This percentage is well within our expectations for performance. Our mortgage loan portfolio compares favorably with the most recently available industry statistics for prime ARM loans. At June 30, 2007, our serious delinquencies were 127 basis points (1.27%) compared to the serious delinquency rate reported by the Mortgage Banker’s Association of 202 basis points (2.02%) at June 30, 2007. Our credit performance compares favorably to subprime performance, for which the Mortgage Banker’s Association reports a serious delinquency rate of 1,240 basis points (12.40%) at June 30, 2007.
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
          We hold certain hybrid securities which we have elected to account for as trading securities in accordance with the Statement of Financial Accounting Standards, or SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 although these securities were not acquired for resale. Changes in the fair value of trading securities are required to be reported in the results of operations and therefore we may experience volatility in our results of operations from period to period due to changes in the fair value of these securities.
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
          We evaluate the determination of other-than-temporary impairment at least quarterly. When the fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and the extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If we determine other-than-temporary impairment exists, we write down the cost basis of the security to the then-current fair value, and record the unrealized loss as a reduction of current earnings as if we had realize the loss in the period of impairment. If future evaluations conclude that impairment now considered to be temporary is other-than-temporary, we may need to realize a loss that would have an impact on income. See Note 3 to our consolidated financial statements for further detail of temporary and other-than temporary impairment on our mortgage-backed securities.
          Recently, due to disruptions in the mortgage market resulting in our sale of securities to repay lenders and our ongoing liquidity concerns, we have determined that we may not have the ability to hold available-for-sale securities that are at an unrealized loss until the loss in market value is recovered. These securities are considered to be other-than-temporarily impaired and therefore we have recognized all unrealized losses on available-for-sale securities in the statement of operations.

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
          To estimate our allowance for loan losses, we first identify impaired loans. We evaluate loans purchased with relatively smaller balances and substantially similar characteristics collectively for impairment. We evaluate seriously delinquent loans with balances greater than $1.0 million individually. We consider loans impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments, or if it is unlikely that the seller will repurchase the loan in situations were we have the contractual right to request a repurchase. We carry impaired loans at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
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
          Our loss mitigation process begins as part of our underwriting procedures prior to our purchase of a loan. Our analytical procedures to identify loans with over inflated property values and weak borrow credit characteristics as well as our sampling techniques for in-depth loan reviews allow us to customize the loan pool we ultimately purchase and reduce our exposure to loans that we believe will ultimately default. We are monitoring market conditions particularly related to home price depreciation and increased foreclosure rates with a special emphasis on monitoring geographic areas that have been significantly affected by these market conditions where we have a high concentration of loans such as California, Florida and Nevada. We began purchasing additional mortgage insurance in the later half of 2006 to provide us with additional protection against losses that may occur due to these market conditions. We consider the availability of mortgage insurance to absorb losses when we project loss severity rates. With an average effective LTV on our loan portfolio of 71.6% including the protection provided by mortgage insurance, we believe we have a cushion for home price depreciation or additional losses due to higher foreclosure rates because mortgage insurance will, to the maximum insurance coverage available, absorb losses first if they occur. We also monitor actual losses and include this analysis in the determination of the severity factor used to estimate our allowance. To date actual severities have supported the adequacy of the severity projections used in the allowance estimate. See Note 4 to our consolidated financial statements for further detail of our allowance for loan losses.
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
     Accounting for Warrants
          In August 2007, we issued 51,000,000 warrants in exchange for a repurchase agreement financing arrangement. The warrants are redeemable for our common stock. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the warrants are to be classified as a liability with the initial value recorded as debt discount on the related repurchase agreement financing. The debt discount will be amortized as additional interest expense over the weighted-average life of the repurchase agreement financing. The change in fair value of the warrants from the issuance date until they are exercised is recorded as a liability and is recorded as other expense in consolidated statement of operations.
          We estimate the fair value of the warrants using the Black-Sholes Pricing Model. The Black-Sholes model is a commonly used model for estimating the fair value of equity related instruments, the exercise of which can create more shares of common stock and thus affect our stock price. The model uses observable data such as risk-free interest rates at a point in time, the warrant expiration date and the exercise price of the warrants and in addition, the model requires us to make certain assumptions related to our stock price volatility and future dividend payments that effect the calculation of the fair value of the warrants. Because all changes in the fair value of warrants are recorded in other income or expense until the warrants are exercised, changes in fair value could result in increased volatility in our consolidated results of operations. See Note 6 to the consolidated financial statements for further information on the assumptions used in the estimation of the fair value of our warrants.
Results of Operations
          For the three months ended September 30, 2007 and 2006, we had net losses of $520.6 million, or $12.17 per weighted-average share outstanding (basic and diluted), and of $6.6 million, or $0.17 per weighted-average share outstanding (basic and diluted), respectively. For the nine months ended September 30, 2007 and 2006, we had net losses of $497.4 million, or $11.07 per weighted-average share outstanding (basic and diluted), and net income of $28.7 million, or $0.74 per weighted-average share outstanding (basic and diluted), respectively.
          Losses for the three months and nine months ended September 30, 2007 were mainly comprised of impairment losses due to the decline in value of the mortgage-backed securities portfolio of $268.9 million and $287.6 million, respectively, losses on the sale of mortgage-backed securities of $138.0 million and $153.4 million, respectively, changes in the fair value of warrants of $46.6 million and losses on the sale of whole loans of $46.5 million.
          Due to the significant volume of sales from our mortgage-backed securities portfolio in the third quarter of 2007 and the higher discount rates applied to determine the fair value of the mortgage-backed securities portfolio as of September 30, 2007, the historical weighted-average yield on interest earning assets for the three months and nine months ended September 30, 2007 is not representative of yields we expect in future periods. As of September 30, 2007, the weighted-average yield on interest-earning assets is 7.07% and the weighted-average interest expense on liabilities is 5.69%, excluding the effect of the amortization of discounts, premiums and debt issuance costs. We define weighted-average yield on average earning assets, net of premium amortization or discount accretion, as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period.
          Total interest income from mortgage assets was $134.0 million and $95.1 million for the three months ended September 30, 2007 and 2006, respectively. Total interest income from mortgage assets was $426.0 million and $231.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest income is primarily due to the growth of our mortgage loan portfolio and credit-sensitive bond portfolio as well as higher yields on our mortgage assets that have resulted from the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during the first quarter of 2006.

Components of Interest Expense
(dollars in thousands)

		Percentage		Percentage
		of Weighted		of Weighted
	Three Months	Average	Three Months	Average
	Ended	Cost of	Ended	Cost of
	September 30,	Financing	September 30,	Financing
	2007	Liabilities	2006	Liabilities
Interest expense on mortgage-backed notes	$62,835	3.38%	$38,372	2.83%
Interest expense on repurchase agreement liabilities	24,154	1.30	31,043	2.29
Interest expense on commercial paper facility	12,117	0.65	—	—
Interest expense on warehouse lending facilities	4,161	0.22	3,378	0.25
Interest expense on junior subordinated notes	1,984	0.11	1,973	0.15
Interest expense on CDOs	5,263	0.28	—	—
Interest expense on convertible senior notes	1,876	0.10	—	—
Interest expense on revolving line of credit	261	0.01	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(341)	(0.02)	(580)	(0.04)
Net interest income on interest rate swap contracts	—	—	(1,087)	(0.08)
Other	82	nm	50	nm

Total interest expense	$112,392	6.05%	$73,149	5.40%

		Percentage		Percentage
		of Weighted		of Weighted
	Nine Months	Average	Nine Months	Average
	Ended	Cost of	Ended	Cost of
	September 30,	Financing	September 30,	Financing
	2007	Liabilities	2006	Liabilities
Interest expense on mortgage-backed notes	$188,544	3.12%	$84,119	2.41%
Interest expense on repurchase agreement liabilities	98,240	1.63	81,547	2.33
Interest expense on commercial paper facility	29,941	0.50	—	—
Interest expense on warehouse lending facilities	12,815	0.21	8,849	0.25
Interest expense on junior subordinated notes	5,902	0.10	5,790	0.17
Interest expense on CDOs	12,590	0.21	—	—
Interest expense on convertible senior notes	2,415	0.04	—	—
Interest expense on revolving line of credit	261	nm	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(1,177)	(0.02)	(6,924)	(0.20)
Net interest expense on interest rate swap contracts	—	—	(798)	0.02
Other	288	nm	50	nm

Total interest expense	349,819	5.79%	$172,633	4.94%

nm — not meaningful
          Interest expense consists of interest payments on our debt and the amortization of mortgage-backed notes and collateralized debt obligations and commercial paper issuance premiums and discounts and amortization of the expense associated with warrants to Arco in connection with the financing they provided. Premiums and discounts occur when debt securities are issued at prices different from their principal value. Interest expense increased during the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006, primarily due to the increase in the balance of the loans held-for-investment and mortgage-backed securities portfolios.

Components of Other Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Realized gains on derivative instruments, net	$33,947	$2,076	$46,843	$2,076
Unrealized gains (losses) on derivative instruments, net	(28,193)	(13,765)	(6,743)	2,011
Net interest income on interest rate swaps	955	—	3,178	—
Other derivative related expenses	(185)	—	(872)	—

Gains (losses) on derivatives, net	6,524	(11,689)	42,406	4,087

Impairment losses on mortgage-backed securities	(268,877)	—	(287,622)	(2,179))
Sales of mortgage-backed securities:
Gains	560	273	564	9,962
Losses	(138,519)	(106)	(153,973)	(8,972))

Sub-total	(137,959)	167	(153,409)	990

Loss on sale of loans held-for-investment	(46,477)	—	(46,477)	—
Mortgage-backed securities, trading change in fair value	(18,209)	—	(18,200)	—
Warrants, change in fair value	(46,569)	—	(46,569)	—

Other expense	(49)	—	(156)	(608)

Total	$(511,616)	$(11,522)	$(510,027)	$2,290

          During the three and nine months ended September 30, 2007, our realized losses on the sale of mortgage-backed securities and other-than-temporary impairment losses were partially offset by realized and unrealized gains on derivative instruments that were structured to economically hedge credit risk. Impairment loss of $268.9 million and $287.6 million for the three and nine months ended September 30, 2007 were due to assumption changes on certain Residential Mortgage Credit securities due to increased loss expectations on certain securities and increased discount rates used to value the securities, which reflect current market conditions for mortgage-backed securities. Due to the significance of the mortgage industry deterioration discussed above and our ongoing liquidity concerns, we have recognized all unrealized holding losses on securities in the consolidated statement of operations for the three and nine month periods ended September 30, 2007.
          Impairment losses for the three and nine months ended September 30, 2006 related to Spread securities that we did not intend to hold until their maturity.
Components of Operating Expenses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Servicing expense	$5,389	$3,526	$18,104	$7,546
Provision for loan losses	10,247	1,779	18,434	3,304
Salaries and benefits	8,363	2,934	14,998	7,375
Professional services	3,171	1,088	5,012	2,181
Management compensation expense to related party	—	6,048	—	7,712
Other general and administrative expenses	1,690	1,242	5,366	3,334

Total expenses	$28,860	$16,617	$61,914	$31,452

          Our operating expenses for the three and nine months ended September 30, 2007 increased compared to the three and nine month periods ended September 30, 2006 due to costs of managing our larger and more diversified investment portfolio as well as the additional diversification we had included in our financing strategies prior to August 2007, when we began selling significant portions of the investment portfolio.
          We employ third parties to perform servicing of our mortgage loans. Servicing includes payments processing, collection activities and reporting of loan activity. For the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006, servicing expense increased $1.9 million or 52.8% and $10.6 million or 139.9%, respectively. The increases in servicing expenses reflect the increase in the average balance of our mortgage loan portfolio for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2007, and, to a lesser extent, the cost for purchasing additional mortgage insurance on our recent securitizations.
          For the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006, the provision for loan losses increased $8.5 million and $15.1 million, respectively. This increase reflects the growth in size and seasoning of our mortgage loan portfolio.
          For the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006, salaries and benefits expense increased $5.4 million or 185.0% and $7.6 million or 103.4%, respectively. The increase in salaries and benefits reflects the addition of employees from September 30, 2006 to August 30, 2007, to manage our larger and more diverse portfolio of assets and financing arrangements and well as severance costs related to staff reductions.
          In August 2007, due to the reduction in the size of our investment portfolio we implemented a cost reduction program which included a reduction in personnel as well as other cost cutting measures including the consolidation of our office facilities to one location.
     REIT taxable income
          We calculate REIT taxable income according to the requirements of the Code, rather than GAAP. We believe that REIT taxable income is a measure of our financial performance because REIT taxable income, and not GAAP income, is the basis upon which we make our cash distributions to our stockholders that enable us to maintain our REIT status.
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

Reconciliation of GAAP Net Income to REIT Taxable Income
(in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2007	2006
GAAP net income (loss)	$(497,446)	$28,748
Adjustments to GAAP net income:
Interest income and interest expense, net	(23,066)	(11,610)
Impairment losses on mortgage-backed securities	287,622	2,179
Provision for loan losses	18,333	3,304
Servicing expense	17,126	6,231
Warrants expense	46,569	—
Losses (gains) on mortgage-backed securities and loans, net	218,086	990
Unrealized gains on derivative instruments, net	(42,206)	(2,011)
Other, net	16,927	432

Net adjustments to GAAP net income	539,191	(485)

REIT taxable income	41,745	28,263

REIT taxable income per share	$0.92	$0.71

Average shares outstanding on dividend record date during the quarter	45,347,747	39,652,028

Estimated Undistributed REIT Taxable Income
(dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2007	2006
Undistributed REIT taxable income, beginning of period	$4,429	$3,154
REIT taxable income earned during period	41,745	28,263
Distributions declared during period, net of dividend equivalent rights on restricted stock	(27,858)	(21,742)
Other adjustments	5,157	(214)

Undistributed REIT taxable income, end of period	$23,473	$9,461

Cash distributions per share that were declared during period	$0.62	$0.55

Percentage of current year REIT taxable income distributed	43.8%	76.9%

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
          In addition to the $23.5 million of undistributed REIT taxable income as of September 30, 2007, we have declared but suspended dividends in the amount of $13.6 million, net of dividend equivalent rights. In order to maintain our status as a REIT, we must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008. We do not anticipate that any dividend will be paid prior to December 31, 2007. Consequently, we may incur an excise tax on a portion of our undistributed REIT taxable income at a rate of 4.00%, payable on March 15, 2008. Such excise tax has been ratably accrued and is reflected in our consolidated statement of operations as of September 30, 2007. We are currently considering various options related to the payment of the dividend.
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
Asset Quality
(dollars in thousands)

	September 30, 2007		December 31, 2006
		Percentage of		Percentage of
		Total		Total
		Mortgage-		Mortgage-
		backed		backed
	Fair Value	Securities	Fair Value	Securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$73,714	8.1%	$129,096	4.4%
A/A rating	151,776	16.7	238,623	8.1
BBB/Baa rating	113,313	12.5	273,359	9.3

Total Investment-grade MBS	338,803	37.3	641,078	21.8

Weighted-average credit rating	A		A-
Non-investment-grade MBS:
BB/Ba rating	82,786	9.1	145,741	5.0
B/B2 rating	16,840	1.9	—	—
CCC/Caa and below	17,692	2.0	—	—
Not rated	7,905	0.9	11,196	0.4

Total non-investment-grade MBS	125,223	13.9	156,937	5.4

Weighted-average credit rating (1)	BB		BB

Total Residential Mortgage Credit portfolio	464,026	51.2	798,015	27.2

Weighted-average credit rating (1)	BBB		BBB+
Spread Portfolio
Agency MBS	617	0.0	106,648	3.7
AAA/Aaa rating	442,362	48.8	2,026,275	69.1

Total Spread portfolio	442,979	48.8	2,132,923	72.8
Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$907,005	100.0%	$2,930,938	100.0%

Weighted-average credit rating	AA		AA

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $7.9 million and $11.2 million at September 30, 2007 and December 31, 2006, respectively, and includes the effect of credit-related derivative instruments that are a direct economic hedge of a specific security.

     Loans held-for-investment
Residential Loans Held-For Investment Product Data
(dollars in thousands)

				Weighted-
				Average
				Months to
				Reset of			Seriously		Number of
				Loans After		Principal	Delinquent		Seriously
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Loans as a	Number of	Delinquent
	Average	Average	Average	Cost of		Seriously	Percentage of	Seriously	Loans as a
	Interest	Maturity	Months to	Fundsa	Principal	Delinquent	Total	Delinquent	Percentage of
	Rate	Date	Reset	Hedging (1)	Balance	Loans (2)	Principal	Loans (2)	Total Loans
September 30, 2007
Floating rate mortgage	8.21%	2038	1	1	$3,191,142	$105,985	2.47%	241	2.20%
Hybrid mortgage	6.51%	2036	44	22	1,096,001	37,038	0.86	99	0.91

Total	7.82%	2037	12	4	$4,287,143	$143,023	3.33%	340	3.11%

December 31, 2006
Floating rate mortgage	8.02%	2037	1	1	$4,089,015	$20,830	0.38%	45	0.33%
Hybrid mortgage	6.57%	2036	54	33	1,383,310	13,053	0.24	30	0.21

Total	7.65%	2037	14	9	$5,472,325	$33,883	0.62%	75	0.54%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition at September 30, 2007 and December 31, 2006, the financing for $0.2 billion and $0.3 billion of our hybrid residential mortgage loans, respectively is, like the underlying collateral, fixed for a period of three to five years and then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately six months and nine months at September 30, 2006 and December 31, 2006, respectively.

(2)	Seriously delinquent loans are loans 90 or more days past due and loans in foreclosure.
          At September 30, 2007 and December 31, 2006, our residential mortgage loans held-for-investment included unamortized premium of $103.2 million and $124.4 million, respectively. Our residential mortgage loans at September 30, 2007 consisted of $4.3 billion mortgage loans that collateralize mortgage-backed notes. Our residential mortgage loans held-for-investment at December 31, 2006 consisted of $4.7 billion of mortgage loans that collateralized mortgage-backed notes and $0.8 billion of unsecuritized adjustable-rate mortgage loans.

Residential Mortgage Loans Key Metrics
(dollars in thousands)

	September 30, 2007	December 31, 2006
Unpaid principal balance	$4,287,143	$5,472,325
Number of loans	10,935	13,942
Average loan balance	$392	$393
Weighted-average coupon rate	7.82%	7.65%
Weighted-average lifetime cap	10.65%	10.64%
Weighted-average original term, in months	376	375
Weighted-average remaining term, in months	360	366
Weighted-average effective loan-to-value ratio (LTV)(1)	71.6%	72.6%
Weighted-average FICO score	711	713
Number of loans with FICO scores below 620	10	11
Percentage of loans with FICO scores above 700	55.8%	58.5%
Percentage of loans with LTV greater than 80%	7.2%	6.8%
Percentage of loans with LTV greater than 90%	1.3%	1.3%
Percentage of loans with effective LTV greater than 80% (1)	0%	0%
Percentage of no documentation loans	2.3%	2.5%
Percentage of loans originated for refinancing purposes	58.3%	58.0%
Top five geographic concentrations (% exposure):
California	52.7%	57.4%
Florida	11.9%	8.6%
Arizona	4.3%	4.1%
Virginia	3.8%	3.7%
Nevada	3.5%	3.4%
Occupancy status:
Owner-occupied	85.8%	86.5%
Investor	14.2%	13.5%
Property type:
Single-family	83.1%	83.6%
Condominium	10.2%	9.7%
Other residential	6.7%	6.7%
Collateral type:
Alt A — first lien	100.0%	100.0%

(1)	Including the effect of mortgage insurance purchased to cover an additional $1.2 billion of loan principal at September 30, 2007.

          The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores:
Residential Mortgage Loan Quality

	FICO Scores
September 30, 2007	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
≤60%	0.0%	0.2%	0.2%	0.2%	0.2%	0.8%
60.01 - 70%	0.0	1.1	1.9	1.9	2.3	7.2
70.01 - 80%	0.0	1.5	2.4	1.9	2.2	8.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.8%	4.5%	4.0%	4.7%	16.0%

Reduced Documentation:(2)
LTV:
≤60%	0.0%	0.5%	1.3%	1.4%	2.2%	5.4%
60.01 - 70%	0.0	2.1	10.5	9.3	8.0	29.9
70.01 - 80%	0.1	3.7	16.4	14.6	11.6	46.4
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	28.2%	25.3%	21.8%	81.7%

No Documentation:(3)
LTV:
≤60%	0.0%	0.0%	0.2%	0.2%	0.3%	0.7%
60.01 - 70%	0.0	0.1	0.3	0.4	0.5	1.3
70.01 - 80%	0.0	0.0	0.1	0.1	0.1	0.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.7%	0.9%	2.3%

Total Portfolio:
LTV:
≤60%	0.0%	0.7%	1.7%	1.8%	2.7%	6.9%
60.01 - 70%	0.0	3.3	12.7	11.6	10.8	38.4
70.01 - 80%	0.1	5.2	18.9	16.6	13.9	54.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.2%	33.3%	30.0%	27.4%	100.0%

	FICO Scores
December 31, 2006	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
≤60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 - 70%	0.0	0.8	1.2	1.2	1.5	4.7
70.01 - 80%	0.0	1.6	3.1	2.5	3.1	10.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.5%	3.9%	5.1%	16.1%

Reduced Documentation:(2)
LTV:
≤60%	0.0%	0.6%	1.3%	1.5%	2.4%	5.8%
60.01 - 70%	0.0	2.0	7.9	7.3	6.7	23.9
70.01 - 80%	0.1	3.7	18.1	16.0	13.8	51.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	27.3%	24.8%	22.9%	81.4%

No Documentation:(3)
LTV:
≤60%	0.0%	0.0%	0.2%	0.2%	0.4%	0.8%
60.01 - 70%	0.0	0.1	0.3	0.3	0.4	1.1
70.01 - 80%	0.0	0.0	0.1	0.3	0.2	0.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.8%	1.0%	2.5%

Total Portfolio:
LTV:
≤60%	0.0%	0.8%	1.7%	1.9%	3.3%	7.7%
60.01 - 70%	0.0	2.9	9.4	8.8	8.6	29.7
70.01 - 80%	0.1	5.3	21.3	18.8	17.1	62.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.0%	32.4%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.
     Delinquencies and Allowance for loan losses
Residential Mortgage Loan Delinquency Status
(dollars in thousands)

	September 30, 2007		December 31, 2006
	Number of	Principal	Number of	Principal
	Loans	Amount	Loans	Amount
Delinquency status:
30 to 59 days	362	$140,547	248	$100,710
60 to 90 days	165	67,116	46	17,389
90 days or more	160	67,892	42	17,175

Total	687	275,555	336	135,274

Foreclosures	180	75,131	28	15,387

Total Delinquencies	867	$350,686	364	$150,661

          We analyzed our allowance for loan losses at September 30, 2007 and recorded a $10.2 million and $18.4 million provision for loan losses for the three and nine months ended September 30, 2007, respectively. Based on our loan loss analysis as of September 30, 2006, we recorded a provision for loan losses of $1.8 million and $3.3 million for the three and nine months ended September 30, 2006, respectively. Our allowance for loan loss analysis resulted in our $20.5 million and $4.9 million general allocated allowance at September 30, 2007 and December 31,

2006, respectively. We recorded a specific reserve for loans greater than $1.0 million and 90 days or more past due of $3.8 million and zero at September 30, 2007 and December 31, 2006, respectively. Our allowance for loan losses represents 15.7% of our loans 90 days or more past due at September 30, 2007.
          Usage of the allowance occurs when a loan proceeds through the foreclosure process and becomes real estate owned, or REO. When a loan becomes REO, we obtain updated information on the value of the property that collateralizes the loan and estimate the specific loss on that loan, if any, based on the expected net proceeds from the final disposition of the property and reduce the allowance for loan losses by that amount. We also reduce the allowance for any loans that are disposed of at a loss prior to their becoming REO. We used $1.3 million and $15.0 thousand of the allowance for loan losses for the three months ended September 30, 2007 and 2006, respectively. We used $2.2 million and $15.0 thousand of the allowance for loan losses for the nine months ended September 30, 2007 and 2006, respectively. We expect delinquencies and losses to continue to increase as our portfolio seasons but due to our extensive due diligence procedures performed on loans prior to our purchase of the loan we expect losses to be lower than industry loss averages. Our use of the allowance for loan losses does not equate to a realized loss for REIT taxable income purposes.
          At September 30, 2007, 61 of the residential loans we owned with an outstanding balance of $20.3 million were REO as a result of foreclosure on delinquent loans. We reclassified these loans from loans held-for-investment to other assets on our consolidated balance sheet at the lower of cost or estimated fair value less costs to dispose of the property.
     Asset Repricing Characteristics
Asset Repricing Characteristics
(dollars in thousands)

	September 30, 2007		December 31, 2006
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$3,160,911	60.0%	$4,089,015	48.0%
Reset >1 month but < 12 months	12,432	0.2	284	nm
Reset >12 months but < 60 months	955,604	18.1	1,180,727	13.9
Reset > 60 months	158,196	3.0	202,299	2.4
Unamortized premium	103,158	2.0	124,412	1.5
Allowance for loan losses	(21,282)	(0.4)	(5,020)	(0.1)

Sub-total	4,369,019	82.9	5,591,717	65.7

ARM residential mortgage-backed securities:
Reset 1 month or less	443,465	8.4	796,539	9.3
Reset >1 month but < 12 months	720	nm	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	444,185	8.4	796,539	9.3

Fixed-rate residential mortgage-backed securities:	19,842	0.4	1,476	nm
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	442,979	8.3	2,024,275	23.7
Reset >1 month but < 12 months	—	—	108,648	1.3
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	442,979	8.3	2,132,923	25.0

Total mortgage assets	$5,276,025	100.0%	$8,522,655	100.0%

nm = not meaningful
          At September 30, 2007 and December 31, 2006, the weighted-average period to reset of our total mortgage assets was approximately 11 months and 10 months, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately three months and one month at September 30, 2007 and December 31, 2006, respectively.
          Our total mortgage assets had a weighted-average coupon of 7.52% and 7.03% at September 30, 2007 and December 31, 2006, respectively.
          Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.73% and 12.32% at September 30, 2007 and December 31, 2006, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.65% and 10.64% at September 30, 2007 and December 31, 2006, respectively.
          Our mortgage assets have contractual periodic adjustment to their coupon rate based on changes in an objective index. The percentages of the mortgage assets in our investment portfolio that were indexed to interest rates are as follows:
Index rates

					Fixed
					Rate or
	LIBOR	Treasury	MTA	COFI	Other
September 30, 2007
Mortgage-backed securities	99%	nm%	—%	—%	1%
Loans held-for-investment	35	—	65	nm	—

December 31, 2006
Mortgage-backed securities	98%	2%	—%	—%	—%
Loans held-for-investment	26	—	74	nm	—

nm = not meaningful
          The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 25% and 15% for the three months ended September 30, 2007 and 2006, respectively. The constant payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate is not considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments on our mortgage assets.
     Securitizations
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and certain mortgage-backed securities in our portfolio, matching the income earned on the investments with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps, to achieve this result. We transfer residential mortgage loans or mortgage-backed assets to a separate bankruptcy-remote legal entity from which private-label multi-class securities are issued. On a consolidated basis, we account for our securitizations as secured financings and therefore, we record no gain or loss in connection with securitizations. We evaluate each securitization entity in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of most of the securitization entities. As such, we consolidate those securitization entities into our consolidated balance sheet subsequent to securitization. In the third quarter of 2007, we sold certain interests in our 2007-2 securitization trust, which results in our no longer qualifying as the primary beneficiary of that trust. The assets and liabilities of that trust have been deconsolidated from our balance sheet and the remaining interests that we have retained are recorded as mortgage-backed securities on our balance sheet at September 30, 2007. Residential mortgage loans or mortgage-backed securities transferred to securitization entities collateralize the securities issued, and, as a result, those investments are not available to us, our creditors or our stockholders.

     Mortgage-Backed Notes
          At September 30, 2007 and December 31, 2006, we had mortgage-backed notes, net of unamortized discounts, with an outstanding balance of $4.0 billion and $3.9 billion, respectively, and with a weighted-average borrowing rate of 5.37% and 5.60% per annum, respectively. Each series of mortgage-backed notes that we have issued consists of various classes of securities that bear interest at varying spreads to LIBOR. The borrowing rates of the mortgage-backed notes at September 30, 2007 and December 31, 2006 reset monthly based on LIBOR except for $0.2 billion and $0.3 billion, respectively, of notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. The stated maturities of the mortgage-backed notes at September 30, 2007 were from 2035 to 2047. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.
          At September 30, 2007 and December 31, 2006, we had pledged residential mortgage loans with an estimated fair value of $4.0 billion and $3.9 billion, respectively, as collateral for mortgage-backed notes issued.
          The following table highlights the securitizations we have completed through September 30, 2007, by year of securitization transaction. Amounts presented are as of the transaction execution dates except for September 30, 2007 remaining unpaid principal balances on loans.
Loan Securitization Highlights
(dollars in thousands)

				Total
	2005	2006	2007	Portfolio
Number of securitizations	1	7	2	10
Loans, unpaid principal balance	$520,568	$4,638,527	$1,369,009	$6,528,104
Mortgage-backed notes issued to third parties	500,267	3,823,913	1,332,474	5,656,654

Debt retained	20,301	814,614	36,535	871,450

Retained investment grade %(1)	3.1%	15.4%	2.0%	11.3%
Retained non-investment grade %(1)	0.8%	2.1%	0.3%	1.6%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.27%	0.22%	0.19%	0.22%
Loans, unpaid principal balance at September 30, 2007	$325,605	$3,381,940	$1,229,256	$4,936,802

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $0.3 billion of AAA mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years and then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

          The following table presents the rating categories of the mortgage-backed notes issued in our loan securitizations completed through September 30, 2007, as of the transaction execution dates.
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
          Collateralized Debt Obligations
          In March 2007, we issued $400.0 million of CDOs from Charles Fort CDO I, Ltd., our qualified REIT subsidiary. The CDOs are in the form of floating-rate pass-through certificates that were collateralized at closing by $289.1 million of our mortgage-backed securities available-for-sale and $59.1 million of mortgage-backed securities which we retained from prior whole loan securitizations as well as an uninvested cash balance which was subsequently used to purchase additional securities. Of the $400.0 million of CDOs issued at the closing of the securitization, third-party investors purchased $296.0 million of non-recourse certificates that provide permanent financing for the mortgage-backed securities in the CDO and we retained $104.0 million of certificates including $27.0 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. As of September 30, 2007, our CDOs had an outstanding balance, net of unamortized discounts, of $294.5 million, and a weighted-average interest rate of 6.37%.
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

          Prior to June 30, 2007, we relied on the 40% Test. Because of the recent market deterioration and resulting defaults, several of our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to hold at least 55% of their assets in mortgage loans or other qualifying assets or (the “55% Test”), and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, the Company no longer satisfies the 40% Test.
          We are now relying on Rule 3a-2 for our exemption from registration under the Investment Company Act That rule provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities within a one-year period.
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
Liquidity and Capital Resources
          As noted previously, we have experienced significant reductions in liquidity since August 2007 due to recent market deterioration in the mortgage industry. Short-term financing methods previously available to us, such as the issuance of commercial paper, the availability of repurchase agreement financing and the use of warehouse lines of credit have become cost prohibitive or significantly less available and, in some cases, have been eliminated.
          Currently, our main source of liquidity is our cash flow from operations, primarily monthly principal and interest payments we receive on our mortgage-backed securities and $781.5 million of repurchase agreements in good standing including a $74.0 million repurchase agreement arranged by Arco as of September 30, 2007. In addition, Arco has entered into a definitive credit agreement with us to provide a liquidity line of credit and subsequent to September 30, 2007 increased total available financing to $190.0 million. See Note 5 and Note 14 to our consolidated financial statements for further information on the Arco agreements.
          Our long-term financing includes a combination of the issuance of mortgage-backed notes that provide financing for our whole loan portfolio and CDOs for the financing of certain mortgage-backed securities. At September 30, 2007, we had $4.0 million of mortgage-backed notes with a weighted-average borrowing rate of 5.37% and $294.5 million of CDOs with a weighted-average borrowing rate of 6.37%. This long-term financing is non-recourse to us.
          Our immediate goal is to stabilize our portfolio by ensuring stable financing for the securities we intend to hold and liquidating assets we do not intend to hold in order to repay borrowings and provide us with additional liquidity. As part of this stabilization effort, management has implemented cost reduction strategies including reductions in personnel in an effort to ensure that our current cash flow meets our liquidity needs. We regularly review opportunities in the market to improve our liquidity and maximize profitability for the long-term. If our cash resources at any time are insufficient to satisfy our liquidity requirements, we may be required to liquidate additional mortgage-related assets or incur additional debt, sell equity securities or consider other strategic alternatives. If required, the sale of mortgage-related assets at prices lower than the carrying value of such assets could result in additional losses.
          On May 9, 2007, we paid a cash distribution of $0.30 per share to our stockholders of record on April 11, 2007, and on June 27, 2007, we declared a cash distribution of $0.32 per share to our stockholders of record on July 11, 2007. We suspended the payment of the dividend that we declared on June 27, 2007 due to liquidity considerations. See Note 1 to our consolidated financial statements for further information about our liquidity. The distributions that we pay are likely to be taxable dividends, rather than a return of capital. We did not distribute an estimated $9.6 million of our REIT taxable net income for 2006. We declared a spillback distribution for this amount in September 2007. See Note 11 to our consolidated financial statements for further information on the payment of dividends. If in the event we fail to qualify as a REIT, we would owe federal and state income tax on our net taxable income at a combined effective tax rate of 41.0%. See the “REIT Taxable Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of GAAP net income to REIT taxable income.
          In November 2005, we announced a program permitting us to repurchase up to 2,000,000 shares of our common stock. In February 2006, we announced an additional repurchase authorization to acquire an incremental 3,000,000 shares. On May 7, 2007, our board approved the repurchase of an additional 5,000,000 shares of common stock. On April 11, 2007, we adopted a stock repurchase plan under Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows a public company to adopt a written, prearranged stock repurchase plan when it does not have material, non-public information in its possession. The adoption of this stock repurchase plan allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. We repurchase our common stock at levels when the return on equity from doing so is competitive or higher than the return on equity that we can obtain from other investment opportunities. During the nine months ended September 30, 2007, we repurchased 4,904,765 shares under this program. We have repurchased a total of 7,629,215 shares under the repurchase program through December 20, 2007. Currently, due to liquidity considerations, we have no immediate plans to repurchase additional shares on the open market.
Contractual Obligations and Commitments
          The table below summarizes our contractual obligations. The table excludes unamortized discounts and premiums and debt issuance costs as well as accrued interest payable, derivative contracts because those contracts do not have fixed and determinable payments:
Contractual Obligations
(in millions)

	Payments Due by Period
		Less than 1		3 - 5	More than
	Total	year	1 - 3 years	years	5 years
September 30, 2007
Mortgage-backed notes (1)	$4,014.1	$1,083.9	$1,828.4	$983.6	$118.2
Repurchase agreements	813.7	813.7	—	—	—
CDOs (1)	295.4	8.7	143.9	142.8	—
Junior subordinated notes	92.8	—	—	—	92.8
Convertible senior notes	90.0	—	—	—	90.0
Revolving credit facility (2)	43.2	—	—	43.2	—
Facilities leases	0.9	0.3	0.3	0.3	—

Total	$5,350.1	$1,906.6	$1,972.6	$1,169.9	$301.0

(1)	The mortgage-backed notes and CDOs have stated maturities through 2047; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans or mortgage-backed securities. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the debt. The payments represented reflect our assumptions for prepayment and credit losses at September 30, 2007 and assume we will exercise our redemption option.

(2)	The revolving credit facility has a stated maturity of 2012. The terms of the facility require repayment from the sale of assets and excess cash flows as defined in the agreement.
Off-Balance Sheet Arrangements
          In the third quarter of 2007, we sold some of our interests in the securitization trusts that were established to permanently finance our residential mortgage loans. As a result, our 2007-2 securitization no longer qualified for consolidation with the our consolidated financial statements in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46. Residential mortgage loans in the amount of $636.7 million were removed from our balance sheet along with the related debt of $620.8 million. We continue to hold mortgage-backed securities with a fair value of $10.0 million at September 30, 2007 related to the 2007-2 trust. These assets are included in our mortgage-backed securities portfolio as of September 30, 2007.
          In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. See Note 5 to our consolidated financial statements for further information.
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
Short-Term Financing Risks
          We are subject to risks in connection with our usage of short-term financing for our mortgage-backed securities and whole loan purchases. We finance our purchases of mortgage-backed securities and whole loans through a combination of repurchase agreements, warehouse lines of credit and, in the past, have used commercial paper financing, until we secure permanent financing through the issuance of non-recourse mortgage-backed notes or CDOs. We obtain short-term financing by borrowing against the market value of our securities or whole loans. At any given time, our ability to borrow depends on our lenders estimate of the credit quality of our securities, liquidity and expected cash flow as well as our lenders advance rates on securities. The securities that we purchase are subject to daily fluctuations in market pricing and as market pricing changes we may be subject to margin calls from our financing counterparties. A margin call requires us to post additional collateral or cash with our financing counterparties to maintain the financing on our securities. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations and financial condition. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations and financial condition. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.
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
          In addition, we, from time to time, purchase derivative securities such as credit default swaps or other instruments which change in value based on changes in asset-backed securities indexes. We use these derivative securities to attempt to mitigate the effect of unforeseen increases in losses on the investment securities in our portfolio. We may use single-name credit default swaps to economically hedge changes in value, due to credit, of certain specific investment securities or use derivative instruments as economic hedges of portions of the investment portfolio generally. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
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
     Our repurchase agreements and CDOs all reset on a short term basis and therefore the fair value of these instruments would not change materially based on changes in interest rates. The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive instruments assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points.

Interest Rate Sensitivity
(dollars in millions)

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
September 30, 2007:
Mortgage-Backed Securities
Fair value	$907.8	$907.0	$906.2	$905.5
Change in fair value	0.8	—	(0.8)	(1.5)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Hedge Instruments
Fair value	$(14.0)	$(2.4)	$12.2	$29.6
Change in fair value	(11.6)	—	14.6	32.0
Change as a percent of fair value	(478.5)%	—	603.6%	1321.1%
Mortgage Loans Held-for-Investment(1)
Fair value	$4,034.0	$3,992.9	$3,951.8	$3,910.7
Change in fair value	41.1	—	(41.1)	(82.3)
Change as a percent of fair value	1.0%	—	(1.0)%	(2.0)%
Mortgage-backed Notes (1)
Fair value	$3,787.9	$3,781.1	$3,776.2	$3,770.7
Change in fair value	6.8	—	(4.9)	(10.4)
Change as a percent of fair value	0.2%	—	(0.1)%	(0.3)%
Senior convertible notes
Fair value	$70.2	$67.5	$65.1	$62.7
Change in fair value	2.7	—	(2.4)	(4.8)
Change as a percent of fair value	4.0%	—	(3.6)%	(7.1)%
Junior Subordinated Notes(1)
Fair value	$95.5	$91.7	$88.1	$84.7
Change in fair value	3.8	—	(3.6)	(7.0)
Change as a percent of fair value	4.1%	—	(3.9)%	(7.6)%

(1)	This asset or liability is carried on our consolidated balance sheet at amortized cost and therefore a change in interest rates would not affect the carrying value of the asset or liability.
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

     Extension Risk
          Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At September 30, 2007, 23.6% of our total mortgage assets consisted of hybrid adjustable-rate mortgage loans and we held no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of hybrid adjustable-rate mortgage assets based on the market’s assumptions regarding the rate at which the borrowers will prepay these assets. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate assets may decrease and cause the weighted-average life of these assets to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate assets may increase and cause the weighted-average life of these assets to shorten. The possibility that our hybrid adjustable-rate assets may lengthen due to slower prepayment activity is commonly known as “extension risk.” See Prepayment Risk below. We may purchase a variety of hedging instruments to mitigate these risks. Depending upon the type of derivative contract that we use to hedge these borrowing costs however, extension risk related to the hybrid adjustable-rate assets being hedged may cause a mismatch with the hedging instruments and negatively impact the desired result from our hedging activities. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
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
     Prepayment Risk
          Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgage loans were originated. Prepayment rates on mortgage loans and mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. In the event that we owned such loan or security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of asset. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. At September 30, 2007, 67% of our mortgage loans contained prepayment penalty provisions compared to 65% at December 31, 2006. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than mortgage loans without prepayment penalty provisions.

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
Item 4. Controls and Procedures.
     Conclusion Regarding Disclosure Controls and Procedures
          At September 30, 2007, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
          No material changes occurred during the third quarter of our fiscal year ending December 31, 2007 in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     Class Action Lawsuits
          Following the August 6, 2007 announcement of actions taken by the board of directors, we and certain officers and directors were named as defendants in six purported class action lawsuits filed between August 8, 2007 and September 12, 2007 in the U.S. District Court for the Northern District of California alleging violations of federal securities laws. These lawsuits seek certification of classes composed of stockholders who purchased our securities during certain periods, starting as early as October 10, 2006 and concluding as late as August 6, 2007. The lawsuits allege generally that the defendants violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages. The lawsuits have been consolidated into a single action but a consolidated complaint has not yet been filed.
          The case involves complex issues of law and fact and have not yet progressed to the point where we can: 1) predict its outcome; 2) estimate damages that might result from the case or 3) predict the effect that final resolution the case might have on our business, financial condition or results of operations, although such effect could be materially adverse. We believe these allegations to be without merit. We intend to seek dismissal of these lawsuits for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend ourselves against these allegations. We maintain directors and officer’s liability insurance which we believe should provide coverage to us and our officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on our behalf against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. We believe the allegations in the stockholder derivative complaint to be without merit and have filed motions to dismiss all claims. Furthermore, any recovery in the derivative lawsuit would be payable to us, and this lawsuit is therefore unlikely to have a material negative effect on our business, financial condition or results of operations.
Item 1A Risk Factors
          For additional risk factor information about us, please refer to Item 1A of our Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. In addition to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2006, we set forth below an additional risk factor that has recently become applicable to our business.
A decline in our stock price below $1.00 may result in the delisting of our common stock by the New York Stock Exchange.
          In recent months the price of our common stock has experienced significant volatility and, has traded below $1.00. According to the rules of the NYSE on which our common stock is listed, if the average closing stock price of a stock is below $1.00 at times over a consecutive 30-day trading period, the stock maybe delisted. If this event were to occur, the NYSE procedures permit us to submit a plan describing definitive action we have taken, or are taking that would bring us into conformity with the NYSE’s continued listing standards within 18 months. The NYSE has no obligation to allow us to submit a plan or accept our plan if submitted to them, and if the NYSE were not to accept our plan it could make an application to the SEC to delist our common stock.

  The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, have adversely affected our business and could result in further increases in our borrowing costs, reductions in our liquidity, reductions in the value of our investment portfolio and the possible loss of REIT status.
     Although our direct exposure to sub-prime mortgages is limited, the current dislocations in the sub-prime mortgage sector, and the current disruption in the broader mortgage market, have adversely affected our ability to obtain funding for our whole loan purchases and our mortgage-backed securities portfolio and have caused some of our counterparties to be unwilling or unable to provide us with financing on even our highest quality AAA-rated mortgage-backed securities. These financing trends have increased our financing costs and reduced our liquidity. In addition, our liquidity has been adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparty to varying degrees, to revalue the collateral to values that the lender considers reflect appropriate market value. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral or cash to cover the decrease. When we are subject to such a margin call, we must provide the counterparty with additional collateral, cash or repay a portion of the outstanding borrowing with minimal notice. The current market dislocation has also negatively impacted the marketability of our whole loans and mortgage-backed securities and due to our need for additional liquidity and to repay outstanding borrowings; we have been forced to sell certain amounts of our whole loans and mortgage-backed securities at a time when prices are depressed. We can not predict how long this market dislocation will last or if further dislocation will occur in the future. The continuation of the current market environment or further disruptions in the market could further increase our borrowing costs, further reduce our liquidity and further reduce the value of our investment portfolio.
          The current dislocations in the U.S. residential mortgage market an the corresponding changed economic conditions also increase the risk that we could lose our REIT status in 2007 or a subsequent taxable year as a result of our inability to satisfy the REIT distribution requirements, required sales of assets in order to meet margin calls, lower than expected income on our mortgage assets as a result of borrower defaults or other factors. Reference is made to “Exemption from the Investment Company Act of 1940” in Item 2 of this Form 10Q for additional information about the effect of a loss of our REIT status.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On August 14, 2007, we entered into a series of agreements with Arco that provided us with $64.9 million of repurchase agreement financing. In exchange for this financing, we issued to Arco warrants to purchase up to 51,000,000 shares of our common stock representing 49% of the voting interest in us and 51% of the economic interest in us on a fully diluted basis. The warrant holders have the right to elect to receive nonvoting shares for any warrant exercised. The warrants are exercisable until September 30, 2012 at an exercise price of $0.18 per share subject to anti-dilution adjustments to maintain the economic ownership percentage in us attributable to the warrants at 51% on a fully-diluted basis. The agreement further requires that our board of directors include four directors whom must be satisfactory to Arco.
Item 3. Defaults Upon Senior Securities.
          In August 2007, we experienced defaults with certain counterparties to our repurchase agreement financing. These events resulted in a cross-default on our convertible senior notes.
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

Date: December 27, 2007

By:	/s/ Christopher J. Zyda
Christopher J. Zyda
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 27, 2007

EXHIBIT INDEX
          Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
          The following exhibits are included, or incorporated by reference, in this Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description

10.1	Capital Stock Warrant Agreement dated August 17, 2007 (1)

10.2	Letter of Intent between the Registrant and Arco Capital Corporation Ltd., dated August 16, 2007 (1)

10.3	Credit Agreement, dated August 21, 2007 between the Registrant and Arco Capital Corporation Ltd. (2)

10.4	Security and Pledge Agreement, dated August 21, 2007, among the Registrant and its subsidiaries of the party hereto, as grantors and Arco Capital Corporation Ltd., as secured party (2)

10.5	Subsidiary Guarantee Agreement, dated August 21, 2007 (2)

10.6	Retention Agreement between the Registrant and S. Trezevant Moore, Jr., dated August 31, 2007 (3)

10.7	Retention Agreement between the Registrant and Christopher J. Zyda, dated August 31, 2007 (3)

10.8	Severance Agreement between Proserpine, LLC and Eleanor Melton, dated August 31, 2007 (3)

10.9	Amendment to Credit Agreement, dated September 12, 2007 between the Registrant and Arco Capital Corporation Ltd. (4)

10.10	Amended and Restated Credit Agreement, dated September 26, 2007 between the Registrant and Arco Capital Corporation Ltd. (5)

10.11	Amended and Restated Security and Pledge Agreement, dated September 26,, 2007, among the Registrant and its subsidiaries of the party hereto, as grantors and Arco Capital Corporation Ltd., as secured party (5)

10.12	Amended and Restated Subsidiary Guarantee Agreement, dated September 26, 2007 (5)

10.13	Retention and Separation Agreement between Proserpine, LLC and Ron Viera, dated September 25, 2007 (5)

10.14	Separation Agreement between Proserpine, LLC and Eleanor Melton, dated September 28, 2007 (5)

10.15	Consulting Agreement between the Registrant and Eleanor Melton, dated September 28, 2007 (5)

10.16	Employment Agreement between the Registrant and Karen Chang, dated October 17, 2007 (6)

10.17	Amendment No. 1 to Employment Agreement between the Registrant and S. Trezevant Moore Jr. , dated October 22, 2007 (6)

10.18	First Amendment to Amended and Restated Credit Agreement, dated December 7, 2007 between the Registrant and Arco Capital Corporation (7)

Exhibit
Number	Description

10.19	Collateral Security Setoff and Netting Agreement dated December 7, 2007 among the Registrant and its subsidiaries of the party hereto, Arco Capital Corporation Ltd., its parent, subsidiaries and affiliates (7)

31.1 *	Certification of S. Trezevant Moore, Jr., Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of S. Trezevant Moore, Jr., Chief Executive Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Christopher J. Zyda, Chief Financial Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to our Form 8-K filed August 22, 2007.

(2)	Incorporated by reference to our Form 8-K filed August 27, 2007.

(3)	Incorporated by reference to our Form 8-K filed September 7, 2007.

(4)	Incorporated by reference to our Form 8-K filed September 18, 2007.

(5)	Incorporated by reference to our Form 8-K filed October 1, 2007.

(6)	Incorporated by reference to our Form 8-K filed October 22, 2007.

(7)	Incorporated by reference to our Form 8-K filed December 13, 2007.