Form 10-K
period 2007-12-31
LUMINENT MORTGAGE CAPITAL INC
filed 2008-03-28
CIK 1236309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to                       .
Commission file number 001-31828
LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1694835 (I.R.S. Employer Identification No.)

One Commerce Square, 21st Floor, 2005 Market Street, Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)
Registrant’s telephone number, including area code: (215) 564-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $351,976,128
     The number of shares of our common stock outstanding on February 29, 2008 was 43,283,339.
DOCUMENTS INCORPORATED BY REFERENCE
     None

PREFACE
          As a result of the turbulent conditions that have affected the market for mortgage-backed securities since last summer and our liquidity concerns, to date, we have not met the distribution requirements to maintain our qualification as a REIT for the fiscal year 2007. Given the changes to our current business strategy that includes offering fee-based services, including credit risk management, asset management advisory services and sub-manager services for investment funds, our board of directors has approved a restructuring that would result in our conversion from a Maryland corporation qualified as a REIT to a Delaware limited liability company that is a publicly traded partnership, or PTP. We believe the conversion could significantly enhance our flexibility for investment diversification and the offering of advisory services.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Form 10-K contains certain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may continue,” “estimate,” “intend,” “project,” “believe,” “expect,” “plan,” “anticipate” and similar terms may identify forward-looking statements, but the absence of such words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:
•	our ability to obtain the financing we will need to support our liquidity position and to remain in business;

•	our inability to meet REIT dividend and distribution requirements;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	the effect of the flattening of, or other changes in, the yield curve on our investment strategies;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to develop new fee-based asset management businesses successfully;

•	the possible effect of negative amortization of mortgages on our financial condition;

•	the possible impact of our failure to maintain exemptions under the 1940 Act;

•	the possible impact of our failure to maintain our qualification as a REIT;

•	the effect of the delisting of our common stock by the NYSE;

•	potential impacts of our leveraging policies on our results of operations and cash available for distribution;

•	the power of our board of directors to change our operating policies and strategies without stockholder approval;

•	whether our board of directors will declare periodic distributions to our stockholders;

•	effects of interest rate caps on our adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	volatility in the timing and amount of our cash distributions; and

•	the other important factors described in this Form 10-K including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk.”
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
          This Form 10-K contains market data, industry statistics and other data that have been obtained or compiled from information made available by third parties. We have not independently verified any third party data.

PART I
ITEM 1.  BUSINESS
Our Company
Overview
          We were incorporated in Maryland in April 2003 to invest primarily in U.S. agency and other highly-rated, single-family, mortgage-backed securities. We began substantive operations in mid-June 2003 after completing a private placement of our common stock. In 2005, we expanded our mortgage investment strategy to include mortgage loan acquisition and securitization, as well as investments in mortgage-backed securities that have credit ratings of below AAA.
          Due to the downturn in 2007 in the United States, or U.S., mortgage markets, we have sold a significant portion of our mortgage-backed securities portfolio as well as mortgage loans due to our inability to meet our contractual obligations to meet margin calls under repurchase agreements or to find alternative profitable financing for these securities and loans. When the mortgage markets begin to stabilize, we plan to implement strategies which will return us to profitability. In all of our strategies, we seek to acquire or manage mortgage-related assets, and lever our credit and risk management competencies. First, we seek to invest our own capital in U.S. mortgages and mortgage-backed securities with carefully managed credit risk parameters. Second, we intend to seek selected opportunities in non-U.S. markets to purchase or manage real estate-related debt. Finally, we also intend to expand our product offerings and begin to provide fee-based asset management services, effectively providing our expertise to third parties interested in investing in real estate-related debt.
Assets
          Historically, we have invested in two core mortgage investment strategies. Under our residential mortgage credit strategy, we invested primarily in residential mortgage loans as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under our spread strategy, we invested in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities with AAA credit ratings.
          Mortgage-backed securities have experienced significant declines in market values in the second half of 2007, and we have been forced to sell a significant portion of our investments in these securities at a loss due to our inability to meet required margin calls or finance them profitability. At December 31, 2007, AAA-rated securities and securities rated below AAA represented only 4.3% and 4.9% of our total assets, respectively. We securitized the loans and some of the mortgage-backed securities that we had purchased and retained the securitization tranches that we believe are the most valuable tranches. Our securitizations reduced our sensitivity to interest rates and helped match the income we earned on our mortgage assets with the cost of our related liabilities. The debt that we incurred in these securitizations is non-recourse to us; however, we pledged our mortgage loans and mortgage-backed securities as collateral for the securities we issued. As of December 31, 2007, mortgage loans represent 88.8% of total assets. Given current market conditions, we do not intend to make new investments in our residential mortgage credit or spread strategies in the near-term. We review our investment strategy regularly and will resume investing under our residential mortgage credit and spread strategies when we believe the market for mortgage-related securities has stabilized and opportunities arise.
          We have diversified our portfolio to limit undue geographic, product, originator, servicer and other types of concentrations. We employ rigorous due diligence and underwriting criteria to qualify whole loan assets for our portfolio in order to mitigate risk. This due diligence includes performing compliance sampling in states with predatory lending statutes, evaluation analysis and layered credit risk using software screening tools.
Borrowings
          We have historically financed the acquisition of our investments, including loans held-for-investment and securities available-for-sale, primarily through the use of collateralized borrowings in the form of secured financings, repurchase agreements, warehouse lending facilities, commercial paper and other secured and unsecured borrowings. We recognize interest expense on all borrowings on an accrual basis.
          Currently, our main sources of short-term financing are $526.6 million of repurchase agreements, including a $142.4 million repurchase agreement with related parties as of December 31, 2007. In addition, we have entered into a definitive credit agreement with Arco Capital Corporation Ltd., or Arco, with total available financing of $190.0 million. As of March 12, 2008, we had moved $166.2 million of third-party repurchase agreement financing to this facility and the total outstanding was $182.1 million as of March 12, 2008. See Note 5 and Note 14 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for further information on our borrowings from Arco and its affiliates and our relationship with Arco.
          Our long-term financing includes a combination of the issuance of non-recourse mortgage-backed notes that provide financing for our whole loan portfolio and collateralized debt obligations, or CDOs, for the financing of certain mortgage-backed securities. At December 31, 2007, we had $3.9 billion of mortgage-backed notes with a weighted-average borrowing rate of 3.95% and $294.4 million of CDOs with a weighted-average borrowing rate of 5.55%. This long-term financing is non-recourse to us and is not subject to margin calls.
Hedging
          Typically, we engage in various hedging activities designed to match the terms of our assets and liabilities more closely. Hedging involves risk and typically involves costs, including transaction costs. The costs of hedging can increase as the periods covered by the hedging increase. During periods of rising and volatile interest rates, we may increase our hedging and, thus, increase our hedging costs during such periods. We generally intend to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, after considering the cost of such hedging transactions.
          We may also enter into credit default swaps to manage the credit risk associated with specific credit-sensitive mortgage-backed securities in our portfolio and general credit exposure related to our residential mortgage loans. A credit default swap is an agreement to purchase credit event protection based on a financial index or security in exchange for paying a fixed fee or premium at execution and over the term of the contract. As actual credit losses on the referenced bond or bonds are incurred, we will be reimbursed by the counterparties.
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
          Effective January 1, 2006, we discontinued the use of hedge accounting. As a result, beginning in the first quarter of 2006, all changes in value of derivative instruments that had previously been accounted for under hedge accounting are reflected in our consolidated statements of operations rather than primarily through accumulated other comprehensive income on our consolidated balance sheet. In general, rising interest rates increase, while declining interest rates decrease, the value of our derivative instruments. This change introduced some volatility into our results of operations, as the market value of our hedge positions changed. See Note 14 to our consolidated financial statements as of December 31, 2007 included elsewhere in this Form 10-K for additional information.
Business Strategy
Investment Strategy
          Through 2007, our domestic residential mortgage credit portfolio strategy was to invest primarily in residential mortgage loans underwritten to our specifications. During the summer of 2007, the capital markets, particularly non-Fannie Mae and non-Freddie Mac agency markets, seized up with a complete loss of liquidity in our core investment strategy, prime quality non-agency residential mortgage-backed securities, or RMBS. Although we believe that the market for private label primary quality non-agency RMBS will return, we are already working on alternative business strategies to take advantage of our credit and investment skills.
Management Services
          We believe our existing credit management infrastructure is readily adaptable for use by both us and third parties in two distinct channels.
Credit Risk Management
          We offer Credit Risk Management, or CRM, to holders of existing mortgage-backed securities or whole loan positions to provide forensic underwriting, loss mitigation, servicer oversight, contract enforcement and surveillance services. We currently perform these functions in conjunction with managing our own loan and mortgage-backed securities portfolios and have the capacity to extend these services to third parties.
          We are in the process of finalizing a joint-venture arrangement with the creator of our operating platform and have developed a proprietary system for CRM services. The system has electronic links to third-party property valuation, credit and fraud tools via its fully integrated gateway. The joint-venture’s proprietary software is a dynamic system that optimizes process flows to enhance loan level surveillance, loss forecasting and repurchase activity. Our CRM capacity monitors prepayment penalties, early pay defaults, and mortgage insurance recoveries. The core feature of the system’s analytical tools center around servicer oversight and the ability to target loans with high expected loss. Loans are evaluated using our proprietary multi-dimensional program to identify candidate loans for forensic underwriting review. When a breach is discovered, we pursue full recovery through the enforcement of loan level representations and warranties in the underlying agreements.
          In addition, we can offer comprehensive management expertise to selected partners from loan acquisition through securitization in the following areas: product sourcing, contract negotiation, transaction management, loan level and counter-party due diligence, structuring and loan surveillance through the life of the transaction.
          We can reduce loss frequency for our clients though our contract enforcement capabilities. Our enforcement of representations and warranties made by the issuer in a transaction takes advantage of provisions that have always been present in mortgage-backed securities, but rarely examined and seldom enforced. Many investors do not have either the contractual or underwriting expertise to obtain redress. We can be the advocate for the investor using our existing infrastructure we have developed for ourselves. Initially, we expect a substantial proportion of losses we mitigate will be due to fraud in the origination process. Our ability to sort electronically by expected severity of loss and on-line fraud detection suites of software will allow us to focus on the loans with the greatest chance of recovery.
          We also expect to be able to reduce loss severity for our clients. Our software allows us to monitor all servicing comments, and mandate, if possible, the best course of action by the servicer using our experienced loss mitigation team. We can assist with compliance with servicing procedures mandated by the servicing agreements.
          We are also constructing a proprietary loss model which can forecast losses up to the succeeding 24 months. We expect this module to be useful to potential investors in mortgage-backed securities, opposed to existing holders of mortgage-backed securities, who will be attracted to our contract enforcement and surveillance offerings.
          For the near-term, we believe we can take advantage of our existing resources to absorb CRM business without significant increases in expenses as our own whole portfolio has decreased from $5.9 billion as of July 2007 to $4.2 billion as of December 31, 2007 primarily due to prepayments.
Asset Management
          We intend to seek asset management engagements, both in conjunction with partners or as a stand-alone assignments. Certain of our potential partners have extensive contacts with institutional investors including, but not limited to, foundations and other non-profit entities, state and municipal governmental entities, fund of funds, wealthy individuals and family offices, money managers, financial institutions and REITs. If we act as a sub-manager for any of these partners, we expect to receive approximately one-half of the fee payable to the manager.
          Therefore, as we gain experience as a sub-manager, we expect to seek the necessary approvals to act as an investment manager and then to obtain assignments as a primary asset manager. Our investment philosophy will be to generate the highest risk-adjusted return consistent with no or modest leverage, thus reducing liquidity issues. Currently, we see excellent opportunities in well-structured, well-protected AAA securities and seasoned non-investment grade jumbo loan securities. The actual choice of investment will vary as market conditions vary.
          Our CRM platform will give us a competitive advantage in asset management. We have an integrated system that tracks counterparties, including representations made, due diligence on ability to pay, credit and appraisal, servicing oversight, including loss mitigation from the earliest state of bankruptcy, master servicing of payments made by the mortgagor, data validation tools, quality control and contract enforcement; loss forecasting and REO management. We have a proprietary data base of actual performance on almost two million loans as well as third-party cash flow forecasting models and tools licensed from the rating agencies.
Non-domestic Activities
          We intend to identify one Latin American and possibly one Eastern European country in which we can extend our credit underwriting skills and credit management infrastructure. We intend to invest in both loans and mortgage-backed securities created from loans within these jurisdictions.
          We have benefited from the addition of four new members to our board of directors who provide expertise in both domestic and international markets. We believe we can utilize the experience of these board members to develop new business opportunities in real estate management that will compliment the skills we have in managing our own investment portfolio.
          Although we believe the current market environment provides significant opportunities to us to develop these new services, which would be closely aligned with our current expertise, we can provide no assurance that we will be successful in our efforts to establish these new business activities.
Portfolio Activities
          The disruption in the RMBS market is profound. We expect that losses experienced by mortgage investors will continue in the near-term, extending the depression of the market for RMBS. We believe that after the first half of 2008, the impact of the so-called “subprime meltdown” will be largely known, although the actual defaults on mortgage loans and loss mitigation activities, which generate losses, may continue through 2009 and perhaps beyond.
          In light of these considerations, we expect that liquidity for well-underwritten prime, private label RMBS will begin to be available in the latter half of 2008, particularly as the securitization market has been virtually nonexistent since August 2007. We will then attempt to resume our residential mortgage loan purchases from high quality originators and our securitization activities as soon as we can make a prudent determination that we have a reasonable expectation of returns above our hurdle rates, conservative underwriting and a favorable risk/reward set of scenarios in our pricing.
          The originators perform the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when the borrowers have had their employment and assets verified, their credit checked and appraisals of the properties have been obtained. Generally, our whole loan target market includes prime borrowers with FICO scores that average more than 700, full documentation, owner-occupied property, moderate loan size and moderate loan-to-value ratio. We also seek to diversify geographic concentration to mitigate the impact of localized adverse market conditions. We, or a third party under our supervision, then perform an independent underwriting review of the underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. We review all of the loans in a pool, selecting loans for extensive underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria we believe to be important indicators of credit risk. Loans that meet our risk characteristics are reviewed for appraisal accuracy, reasonableness of income and indications of fraud, flipping or other undesirable characteristics. In addition, prior to the purchase of loans, we review the originator’s underwriting guidelines and exception policies and then also obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with its guidelines. An originator who breaches its representations and warranties may be obligated to repurchase the loan from us. As added security, we retain a third-party document custodian to insure the quality and accuracy of all individual mortgage loan legal documents and to hold the documents in safekeeping. As a result, the original loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined and held by the custodian.
          We do not service our residential mortgage loan portfolio. Whole loan mortgages we purchase are typically acquired on a servicing retained basis, which means the servicing is retained by the third-party servicer. In general, the servicers servicing our loans are highly-rated by the rating agencies. We also conduct a due diligence review of each servicer before executing a servicing agreement. Servicing procedures typically follow Fannie Mae guidelines but are specified in each servicing agreement. All of our servicing agreements meet standards for inclusion in highly-rated mortgage- or asset-backed securitizations. In 2006, we established a relationship with a servicer, Central Mortgage Co., who services certain of our residential mortgage loans in exchange for a fee. This relationship allows us to purchase residential mortgage loans with servicing released while maintaining our objective of operational efficiency.

          We acquire residential mortgage loans for our portfolio with the intention of securitizing them and retaining them in our portfolio. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. We issue securities through securities underwriters and generally finance them through repurchase agreements. Our investment policy limits the amount we may retain of these below investment grade subordinate certificates to 10% of total assets, measured on a historical cost basis.
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
          We do not originate mortgage loans or provide other types of financing to the owners of real estate, such as second liens. We do not purchase sub-prime mortgage loans. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80% and, since July 2006, we have purchased supplemental mortgage insurance on current loan-to-value ratios of 75% or greater.
          An additional channel of our residential mortgage credit strategy has been investment in credit-sensitive residential mortgage-backed securities from securitizations where we did not contribute collateral. These mortgage-backed securities have credit ratings from AAA to not-rated, and are sometimes referred to as private label, i.e. not issued by a government-sponsored entity, residential mortgage-backed securities, or non-agency RMBS. We analyze basic parameters of non-agency RMBS (i.e., sector, rating and cash flow) and the available financing on the mortgage-backed securities and then perform a yield analysis to ascertain if the mortgage-backed securities meet our hurdle rates for return. If a security meets the applicable hurdle rate, we evaluate the loan credit characteristics and compare them to characteristics of comparable securitizations. Credit characteristics include, but are not limited to, loan balance distribution, geographic concentration, property type, occupancy, product type, periodic and lifetime cap, weighted-average loan-to-value ratio and weighted-average FICO score. Qualifying securities are then analyzed using base line expectations of expected prepayments and losses from given sectors, issuers and the current state of the fixed income market. We stress losses and prepayments simultaneously based on a credit risk-based model. We monitor securities in this portfolio for variance from expected prepayments, frequencies of default, actual losses and cash flow.
          Our spread strategy primarily consists of investments in AAA-rated single-family mortgage-backed securities. We have acquired these investments in the secondary market. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investments, our ability to pledge the investments for secured, collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not construct our overall investment portfolio in order to express a directional expectation for interest rates or mortgage prepayment rates. Future interest rates and mortgage prepayment rates are difficult to predict, and as a result, we seek to acquire mortgage-backed securities that we believe provides acceptable returns over a broad range of interest rate and prepayment scenarios. Due to current market conditions, we are not currently investing in our spread strategy.
          When evaluating new acquisitions for our portfolio, we analyze whether the purchase will permit us to continue to satisfy SEC requirements such that we are not deemed an investment company under the 1940 Act. We also assess the relative value of the mortgage-backed security and how well it fits into our existing portfolio of mortgage-backed securities. Many aspects of a mortgage-backed security or loan pool and the dynamic interaction of its characteristics with those of our portfolio can influence our valuation. The characteristics of each potential investment we analyze generally include, but are not limited to, origination year, originator, coupon, margin, periodic cap, lifetime cap, time-to-reset, loan-to-value, geographic dispersion and expectations as to price and prepayment. We do not assign a particular weight to any factor because the relative importance of the various factors varies depending upon the characteristics we seek for our portfolio and our borrowing cost structure.
Financing Strategy
          We historically financed the acquisition of our residential mortgage loans with a warehouse lending facility, in the form of repurchase agreements. We used these financing facilities while we were accumulating residential mortgage loans for securitization. We permanently finance our acquisitions of residential mortgage loans through the issuance of mortgage-backed notes.
          We finance the acquisition of our mortgage-backed securities with short-term borrowings and term loans with a term of less than one year and, to a lesser extent, equity capital. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital/liquidity and leverage policies described below, we seek to strike a balance between the under-utilization of leverage, which reduced potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions. Our policy on the use of leverage is designed to be effective under most economic scenarios but is not designed for the most extreme market conditions such as we have experienced in the second half of 2007. Please see “Risk Factors” for additional information on the risks of our liquidity and use of leverage. We are actively managing our repurchase agreement financing by increasing the use of affiliates to provide financing.
          We borrow at short-term rates using repurchase agreements. We seek to manage the adjustment periods actively and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-backed securities in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we only enter into repurchase agreements with institutions that we believe are financially sound and that meet credit standards approved by our board of directors.
Our Operating Policies and Programs
          Our board of directors has established the following five primary operating policies to implement our business strategies when we resume our purchase of mortgage-related assets:
•	asset acquisition policies;

•	capital/liquidity and leverage policies;

•	credit risk management policy;

•	asset/liability management policy; and

•	prepayment risk management.
          Asset Acquisition Policy
          Our asset acquisition policy provides guidelines for acquiring investments in order to maintain compliance with our overall investment strategy. In particular, we acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:
•	Category I—At least 75% of our total assets will be RMBS, residential real estate loans and short-term investments. Residential real estate loans will be “prime” credit quality loans, for example have FICO scores not less than 600, have a combined loan-to-value ratio not greater than 105% and be either in first or second lien position.

•	Category II—At least 90% of our total assets will consist of Category I investments plus residential real estate loans not meeting one or more of the criteria in Category I.

•	Category III—No more than 10% of our total assets will be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are residuals, leveraged mortgage derivative securities, shares of REITs or other investments.
          We expect to acquire mortgage-related assets that we believe will provide consistent, long-term, attractive returns on capital invested, after considering, without limitation:
•	the underwriter and servicer of the underlying loans;

•	the coupon, price and yield of the assets;

•	the amount and timing of the anticipated cash flow from the assets;

•	our ability to pledge the assets to secure collateralized borrowings;

•	the potential increase in our capital requirements determined by our capital and leverage policy resulting from the purchase and financing of the assets;

•	the amount of the borrowings provided;

•	the cost of financing, managing, reserving and hedging the assets, if applicable; and

•	our other investment policies, as amended from time to time.
          Capital/Liquidity and Leverage Policies
          The objective of our leverage policy is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.
          We will manage the levels of the financing liabilities funding our portfolios based on recourse leverage, defined as recourse financing liabilities as a ratio of stockholders’ equity plus long-term debt. We will actively manage our capital efficiency through the types of borrowings, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.
          Substantially all of our short-term borrowing agreements require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed our liquidity management policy to maintain an adequate capital base sufficient to provide required liquidity to respond to the effects under our borrowing arrangements of interest rate movements and changes in the market value of our mortgage-related assets. Our strategy is to use our affiliates as our repurchase agreement counterparties. However, if changing market conditions result in a reduction of equity capital below established thresholds, we report to our board of directors the causes of and the strategy to maintain or reduce the leverage.
          Credit Risk Management Policy
          We determine, at the time of purchase, whether or not a mortgage-related asset complies with our CRM policy guidelines, based upon the most recent information available to us. Such compliance is not expected to be affected by events subsequent to such purchase, such as changes in characterization, value or rating of any specific mortgage-related assets or economic conditions or events generally affecting any mortgage-related assets of the type we hold.
          We review the credit risk associated with each potential investment and may diversify our portfolio to avoid undue geographic, product, originator, servicer and other types of concentrations. By maintaining a large percentage of our assets in a diversified pool of high quality and highly-rated assets, many of which are credit-enhanced under limited circumstances as to payment of a limited amount of principal and interest by virtue of credit support in the underlying securities structures, we believe we can mitigate our exposure to losses from credit risk. We have significant credit enhancement that protects our investment in the assets we own at all rating levels. We employ rigorous due diligence and underwriting criteria to qualify whole loan assets for our portfolio in order to mitigate risk. This due diligence includes performing compliance sampling in states with predatory lending statutes, evaluation analysis and layered credit risk using software screening tools.
          Asset/Liability Management Policy
          Interest Rate Risk Management. We seek to manage our interest rate risk exposure to protect our portfolio of mortgage-related assets and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:
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
          Prepayment Risk Management. We also seek to manage the effects of prepayment of mortgage loans underlying our securities. We expect to accomplish this objective by using a variety of techniques that include structuring a diversified portfolio with a variety of prepayment characteristics based on underlying coupon rate, type of loan, year of origination, loan-to-value, FICO score and property type, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount. We monitor prepayment risk through the periodic review of the impact of alternative prepayment scenarios on our revenues, net earnings, distributions, cash flow and net balance sheet market value.
Growth Strategy
          In addition to the assets we currently own, may seek to raise new capital in the future to invest as described above. Currently, we believe that there are ample opportunities to invest in well- structured, sound credit enhanced AAA-rated private label mortgage-backed securities at attractive yields with modest leverage and attractive yields. We also believe that equally attractive opportunities exist in purchasing non-investment grade mortgage-backed securities created from excellent quality, fixed-rate jumbo transactions. We would not currently seek to invest in BBB-rated securities.
Description of Mortgage-Related Assets
          Mortgage Loans
          Within the loan market, we have focused on acquiring prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80%, and subsequent to July 2006, we purchased supplemental mortgage insurance down to a 75% loan-to-value ratio.
          We have also acquired mortgage loans that permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization ranging from 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 71.8%, net of mortgage insurance, on our portfolio at December 31, 2007, we believe that our portfolio would still have a homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.
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

          We may hold investments in several types of mortgage-backed securities, including adjustable-rate, hybrid-adjustable rate and fixed-rate mortgage-backed securities, as well as collateralized mortgage obligations, or CMOs. Adjustable-rate mortgage-backed securities have an interest rate that varies over time and usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Hybrid adjustable-rate mortgage-backed securities have a fixed-rate for the first few years—typically three, five, seven or ten years—and thereafter reset periodically like a traditional adjustable-rate mortgage-backed security. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. CMOs are a type of mortgage-backed security in which interest and principal on a CMO are paid, in most cases, on a monthly basis.
          Other Investments
          We may acquire other investments that include equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities, equity investments in REITs and residential mortgage loans other than high-credit quality mortgage loans. These investments are generally considered Category III investments under our asset acquisition policy and are limited to 10% of our total assets.
          We also intend to operate in a manner that will not subject us to regulation under the 1940 Act. Our board of directors has the authority to modify or waive our current operating policies and our strategies without prior notice and without stockholder approval.
Industry Trends
          Recently, the mortgage industry has been experiencing considerable strain from rising delinquencies and liquidity pressures and many mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Refer to “Overview” for additional information regarding our investment strategies, including a discussion of portfolio quality and liquidity.
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
Federal Income Tax Considerations
General
          We elected to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2003. Our qualification and taxation as a REIT depends on our ability to continue to meet, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code of 1986, as amended, or Code, that are discussed in “Requirements for Qualification as a REIT”.
          Due to liquidity concerns, we did not make sufficient required distributions during 2007 to maintain our qualification as a REIT. Although we are permitted to make distributions through September 15, 2008 and relate such distributions back to 2007, due to our liquidity concerns, we may not be able to satisfy this requirement and therefore in accordance with generally accepted accounting principles, we recorded a provision for U.S. federal and state income tax. See Note 11 to our December 31, 2007 consolidated financial statements for additional information on our current REIT qualification.
          The provisions of the Code are highly technical and complex. The following summary discussion is not exhaustive of all possible tax considerations and neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to particular types of stockholders that are subject to special tax rules.

You are urged to consult with your own tax advisor regarding U.S. federal, state, local and other tax considerations of a purchase, ownership or sale of our common stock.
Requirements for Qualification as a REIT
          To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described below.
     Stock Ownership Tests
          Our stock must be beneficially owned by at least 100 persons, which we refer to as the “100 stockholder rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals (including certain pension trusts and other tax-exempt entities) at any time during the last half of the taxable year. These stock ownership requirements must be satisfied in each taxable year. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the ownership and transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified as a REIT.
     Income Tests
          We must satisfy two gross income requirements annually to maintain our qualification as a REIT:
•	under the “75% gross income test,” we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property and some other assets, and income from certain types of temporary investments; and

•	under the “95% gross income test,” we must derive at least 95% of our gross income, excluding gross income from prohibited transactions and certain qualified hedging transactions, from (1) the sources of income that satisfy the 75% gross income test, (2) dividends, interest and gain from the sale or disposition of stock or securities or (3) any combination of the foregoing.
          Our policy to maintain REIT qualification may limit the type of assets, including hedging contracts and other assets, which we otherwise might acquire.
     Asset Tests
          At the close of each quarter of our taxable year, at least 75% of the value of our total assets must be represented by qualified real estate assets, cash, cash items and government securities. We expect that substantially all of our assets will continue to be qualified REIT assets. On the last day of each quarter, of those securities not included in the 75% asset test, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities, in each case, except with respect to stock of any taxable REIT subsidiaries and qualified REIT subsidiaries. In addition, the aggregate value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.
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
          To date, we have not declared or paid all of the required cash distributions of REIT taxable income for 2007 as required to maintain our qualification as a REIT. We are considering alternatives related to the payment of our dividend and other issues related to our current qualification as a REIT. See Note 11 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our REIT qualification.
Taxation of Stockholders
          Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, are taxable to U.S. stockholders as ordinary income. Distributions designated by us as capital gain dividends are taxable to U.S. stockholders as capital gain income. Stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each stockholder and will reduce the adjusted tax basis that each stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a stockholder’s adjusted tax basis in our stock is taxable as capital gain and is taxable as long-term capital gain if the stock has been held for more than one year.
          We expect to withhold tax at the rate of 30% on the gross amount of any ordinary income distributions made to a non-U.S. stockholder unless the stockholder provides us with a properly completed IRS form evidencing eligibility for a reduced withholding rate under an applicable income tax treaty.
          To the extent that we own REMIC residual interests or engage in time-tranched non-REMIC mortgage securitizations through one or more qualified REIT subsidiaries that are treated as taxable mortgage pools, or TMPs, we will recognize “excess inclusion income” or phantom income as a result of such ownership or transactions. We will allocate any excess inclusion income among our stockholders, which will have the following tax consequences for our stockholders:
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
Employees
          At December 31, 2007, we had 26 full-time employees.
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
          We are in compliance with the requirements of the New York Stock Exchange, or NYSE, to make available on our website and in printed form upon request our Code of Business Conduct and Ethics and the respective charters of our Audit, Compensation and Governance Committees.
CEO/CFO Certifications
          We have included certifications of our chief executive officer and chief financial officer regarding the quality of our public disclosures as exhibits to this Form 10-K. In 2007, we submitted to the NYSE the certification of our chief executive officer required by the rules of the NYSE certifying that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
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
General Risks Related to Our Business
          We may not be able to implement our new business strategy profitably.
          We plan to return to profitability by implementing new business strategies including investment in loans or mortgage-backed securities in both domestic and non-U.S. markets and pursuing fee-based asset management engagements. For our new business strategies to succeed, we need to identify appropriate opportunities where we can use our expertise in managing investments collateralized by residential real estate. These strategies will entail establishing relationships and, for some of these opportunities, we would need additional capital available to invest in order to support the implementation of the strategies. If we are unable to find sufficient opportunities or do not have sufficient capital to invest, we may be unable to implement our business strategy profitably.
          Even if we are able to stabilize our business and to resume purchasing new investments, we might not be able to purchase residential mortgage loans, mortgage-backed securities and other investments that meet our investment criteria or at favorable spreads over our borrowing costs.
          In accordance with our growth strategy, once we stabilize our business, we plan to resume purchasing mortgage loans and mortgage-backed securities. A significant portion of our anticipated future net income will depend on our ability to acquire residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs. Intense competition exists for the acquisition of mortgage loans, mortgage-backed securities and other investments. Our competitors for these types of investments include REITs, investment banking firms, savings and loan associations, banks, insurance companies and mutual funds, many of which have greater financial resources than we do. Our results of operations and financial condition could be adversely affected if we were not able to acquire a sufficient amount of residential mortgage loans, mortgage-backed securities and other investments at favorable spreads over our borrowing costs.
          The current dislocations in the sub-prime mortgage sector and the current weakness in the broader mortgage market have adversely affected our business and could result in further increases in our borrowing costs, reductions in our liquidity and reductions in the value of our investment portfolio.
          Although our direct exposure to sub-prime mortgages is limited, the current dislocations in the sub-prime mortgage sector and the current disruption in the broader mortgage market have adversely affected our ability to obtain funding for our whole loan purchases and our mortgage-backed securities portfolio and have caused some of our counterparties to be unwilling or unable to provide us with financing on even our highest quality AAA-rated mortgage-backed securities. These financing trends have increased our financing costs and reduced our liquidity. In addition, our liquidity has been adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparty, to varying degrees, to revalue the collateral to values that the lender considers to be appropriate market value. If a counterparty determines that the value of its collateral has decreased, the counterparty may initiate a margin call requiring us to post additional collateral or cash to cover the decrease. The current market dislocation has also negatively impacted the marketability of our whole loans and mortgage-backed securities and, due to our need for additional liquidity and to repay outstanding borrowings, we have had to sell some of our whole loans and most of our mortgage-backed securities at depressed prices. We cannot predict how long this market dislocation will last or if further dislocation will occur in the future. The continuation of the current market environment or further disruptions in the market could further increase our borrowing costs, further reduce our liquidity and further reduce the value of our investment portfolio.
          Our investment strategies employ a significant amount of leverage.
          Our investment strategies generally employ a significant amount of leverage. Our financing arrangements, including our repurchase agreements, warehouse financing, debt securities and other types of borrowings, and their related hedging instruments, contain operating and financial covenants with which we must comply on a continuing basis. Our failure to comply with these operating and financial covenants could result in the declaration of default, cancellation or non-renewal of one or more of our financing or hedging arrangements.
          We manage the levels of the financing liabilities funding our portfolios based on recourse leverage. We generally seek to maintain an overall borrowing recourse leverage of less than ten times the amount of our equity and long-term debt. Our recourse leverage ratio as of December 31, 2007 exceeded our guidelines because of the significant decline in the fair value of our mortgage-backed securities. We actively manage our capital efficiency through our liability structure, including the non-recourse mortgage-backed notes issued to finance our securitized loans held for investment, in order to manage our liquidity and interest rate related risks.
          Leverage also amplifies the potential severity of the other risks discussed in these “Risk Factors”.
          Interest rate mismatches between residential mortgage loans and mortgage-backed securities we own and borrowings we have used to acquire these assets may adversely affect our results of operations.
          The interest rate repricing terms of our outstanding borrowings may differ from the interest rate repricing terms of our assets. As a result, during a period of rising interest rates, we could experience a decrease in, or elimination of, our net income or incur a net loss because the interest rates on our borrowings could increase faster than the yields on our assets. Conversely, during a period of declining interest rates and accompanying higher prepayment activity, we could experience a decrease in, or elimination of, our net income or generate a net loss as a result of higher premium amortization expense because the interest we receive on our assets may decrease more quickly than the interest we pay on our borrowings.
          Our use of certain types of financing may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy.
          Our borrowings under repurchase agreements and warehouse financing may qualify for a treatment under the bankruptcy code that could give our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, this treatment of repurchase agreements and warehouse financing under the bankruptcy code may make it more difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, our use of repurchase agreements and warehouse financing exposes our pledged assets to risk in the event of a bankruptcy filing by us or any of our lenders.
          The residential mortgage loans and mortgage-backed securities we hold are subject to illiquidity, which might prevent us from selling them at reasonable prices should we find it necessary or believe it is advisable to sell them.
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
          Many of our investments are illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.
          The securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage-backed securities that we hold were acquired in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material non-public information regarding such business entity.

          Performance of our residential mortgage loans and mortgage-backed securities are subject to the overall health of the U.S. economy, and a national or regional economic slowdown could adversely impact our results of operations or financial condition.
          The health of the U.S. residential mortgage market correlates with the overall health of the U.S. economy. An overall decline in the U.S. economy could cause a significant decrease in the values of mortgaged properties throughout the U.S. This decrease, in turn, could increase the risk of delinquency, default or foreclosure on our residential mortgage loans and on the residential mortgage loans underlying our mortgage-backed securities, and could adversely impact our results of operations or financial condition. Furthermore, our financing is subject to credit risk of the counterparties in our financing transactions. Our inability to obtain a significant amount of financing through these sources would adversely impact our results of operations or financial condition.
          Our stockholders’ equity, or book value, is volatile.
          The fair values of the residential mortgage loans, mortgage-backed securities and hedging instruments that we hold are subject to daily fluctuations in market pricing resulting from changes in a number of factors, including interest rates, yield spreads and credit quality.
          We carry most of our mortgage-backed securities as “available-for-sale” and flow any changes in their fair value through the “other comprehensive income or loss” portion of stockholders’ equity on our balance sheet or statement of operations depending on our expectations of the recoverability of our losses on our securities. The daily fluctuations in market pricing of these mortgage-backed securities, and the corresponding effect of these fluctuations on our stockholders’ equity, creates volatility in our stockholders’ equity and book value.
          Hedging instruments are marked-to-market through our statement of operations. The daily fluctuation in market pricing of our hedging instruments, and the corresponding flow of these fluctuations through our statement of operations, may create volatility in our stockholders’ equity, or book value.
          Our residential mortgage loans, mortgage-backed securities and other investments are subject to the risks of delinquency, foreclosure and credit loss.
          Our risk of loss is dependent upon the performance of the residential mortgage loans that we own, as well as upon the performance of the residential mortgage loans underlying the mortgage-backed securities that we own.
          All of our residential mortgage loans and mortgage-backed securities are secured by underlying real property interests. We target prime quality residential mortgage loans with specific characteristics for our portfolio, including Alt-A documentation, which is considered non-conforming and may result in higher credit risks. Although we hold first lien positions on all of the mortgage-backed loans in our portfolio, borrowers may acquire a second lien against the underlying collateral, creating a higher risk of delinquency, foreclosure and losses. To the extent that the value of the property underlying our residential mortgage loans or mortgage-backed securities decreases, our security could be impaired and we could expect greater credit losses.
          A substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors of the mortgage-backed securities that we own could increase our exposure to future delinquencies, foreclosures or credit losses and adversely impact our results of operations and financial condition.
          We own subordinated mortgage-backed securities that are structured to absorb a disproportionate amount of any credit losses on the underlying residential mortgage loans.
          We own subordinated mortgage-backed securities that have credit ratings below AAA. These subordinated mortgage-backed securities are structured to absorb a disproportionate share of the losses from their underlying residential mortgage loans and expose us to high levels of volatility in net interest income, interest rate risk, prepayment risk, credit risk and market pricing volatility.

          We own some mortgage-backed securities that are backed by mid-prime or sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and credit loss rates than the prime residential mortgage loans we typically purchase.
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
          We face the risk of greater than projected prepayment rates of the residential mortgage loans and mortgage-backed securities we own.
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
          We amortize any premiums or accrete discounts related to the residential mortgage loans and mortgage-backed securities we own through our results of operations over their expected terms. The amortization of a premium through our statement of operations reduces our interest income, while the accretion of a discount through our statement of operations increases our interest income. The expected terms for residential mortgage loans and mortgage-backed securities are a function of the prepayment rates for the residential mortgage loans or the residential mortgage loans underlying the mortgage-backed securities. If residential mortgage loans and mortgage-backed securities we purchased at a premium are subsequently prepaid in whole or in part more quickly than we anticipated, we are then required to amortize their respective premiums more quickly, which would decrease our net interest income and adversely impact our results of operations. Conversely, if residential mortgage loans and mortgage-backed securities we purchased at a discount are subsequently prepaid in whole or in part more slowly than we anticipated, we are then required to accrete their respective discounts more slowly, which could decrease our net interest income and adversely impact our results of operations.
          Our residential mortgage loans and mortgage-backed securities are subject to interest rate caps and payment caps with resets.
          The residential mortgage loans that we hold directly and the mortgage-backed securities collateralized by the residential mortgage loans that we own may be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount that the interest rate on a mortgage loan can increase during any given period. Lifetime interest rate caps limit the amount that the interest rate on a mortgage loan can increase during the life of the loan. The periodic adjustments to the interest rates of the residential mortgage loans that we hold directly and that underlie our mortgage-backed securities, known as resets, are based on changes in an objective benchmark interest rate index, such as the U.S. Treasury index or LIBOR. During a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while interest rate caps and delayed resets could limit the increases in the yields we receive on the residential mortgage loans and mortgage-backed securities we hold. Further, some of the residential mortgage loans and mortgages underlying the mortgage-backed securities we hold may be subject to periodic interest rate payment caps that could result in a portion of the interest being deferred and added to the outstanding principal. As a result, we may receive less cash income on the residential mortgage loans and mortgage-backed securities we hold than we need to pay interest on our related borrowings. These factors could adversely impact our results of operations and financial condition.

          A significant portion of the mortgages we hold permit negative amortization. Negative amortization can increase our overall risk.
          We hold certain mortgages and certain mortgages collateralizing mortgage-backed securities that permit negative amortization. A negative amortization provision in a mortgage permits the borrower to defer payment of a portion of the monthly interest accrued on the mortgage and to add the deferred interest amount to the principal balance of the mortgage. As a result, during periods of negative amortization the principal balances of negatively amortizing mortgages increase and their weighted-average lives extend.
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
          In addition, when a mortgage experiences negative amortization, the principal balance of the mortgage increases while the underlying market value of the related mortgaged property can remain flat or decrease. In such cases, the then current loan-to-value ratio of the negatively-amortizing mortgage increases. Increasing current loan-to-value ratios on mortgages correspondingly increase the likelihood and severity of potential credit losses related to those mortgages. Our mortgage loans generally can experience negative amortization to a maximum amount of 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value of 75.9% and effective loan-to-value ratio of 71.8% on our portfolio which includes the additional protection provided by mortgage insurance as of December 31, 2007, we believe that our portfolio would still have a significant homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization.
          To the extent a mortgage experiences negative amortization such that its loan-to-value ratio exceeds the fair market value of the real estate securing the mortgage at the time we purchased the mortgage, that mortgage will no longer constitute a qualifying asset for the test we are required to meet under the Investment Company Act of 1940, as amended, or the 1940 Act. If we fail to satisfy the test, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business in accordance with our operating policies.
          The representations and warranties that we have made as part of our securitizations may subject us to liability.
          We have made representations and warranties regarding the residential mortgage loans that we transfer to securitization trusts. Each securitization trust has recourse to us for breach of the representations and warranties we have made regarding the loans at the time such residential mortgages loans were transferred to the securitization trust. However, the remedies available to the securitization trust could be broader than the remedies available to us. In the event the securitization trust enforces its remedies against us, we may not be able to enforce similar remedies against our originators.
          The use of residential mortgage loan and mortgage-backed securities securitizations with overcollateralization requirements could restrict our cash flow.
          We have used overcollateralization in connection with our securitizations, which could restrict our cash flow in the event loan delinquencies or credit losses on the securitized mortgage loans and mortgage-backed securities exceed certain levels. The terms of our securitizations generally provide that, if certain delinquencies and/or losses exceed specified levels based on rating agencies’ or applicable financial guaranty insurers’ analysis of the characteristics of the loans pledged to collateralize the securities, the required level of overcollateralization may increase or may not decrease as would otherwise be permitted. These and other tests may restrict our ability to receive net interest income from a securitization.

          We rely on assumptions and estimates when we calculate the fair values and projected cash flows for the residential mortgage loans, mortgage-backed securities and hedging instruments that we hold. As a result, these fair values and projected cash flows could be subject to subsequent adjustment.
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
          Third-party service providers are responsible for many of our important operational functions, including the servicing of our residential mortgage loans, the loans underlying our mortgage-backed securities, our residential mortgage loan and mortgage-backed security securitizations, the custody of our assets, our bank accounts, the market pricing of some of our assets, income tax reporting for our assets, underwriting and credit management. As with any user of an external service provider, we are subject to the risks associated with inadequate or untimely services and are dependent upon the availability and quality of the performance of such providers. In addition, our inability to secure appropriate servicing of our residential mortgage loans could adversely impact our results of operations and financial condition.
          Our hedging activities might be unsuccessful.
          We use Eurodollar futures, interest rate swaps, caps and floors, corridors, credit default swaps and other derivative instruments in order to reduce, or “hedge,” our interest rate and credit risks. The amount of hedging activities that we utilize varies from time to time. Our hedging activities might mitigate our interest rate and credit risks, but cannot completely eliminate these risks. The effectiveness of our hedging activities will depend significantly upon whether we correctly quantify the interest rate and credit risks being hedged, as well as our execution, and ongoing monitoring, of our hedging activities. In some situations, we may sell hedging instruments at a loss in order to maintain adequate liquidity. Our hedging activities could adversely impact our results of operations and our book value, and, therefore, such activities could be limited.
          We reflect all changes in the value of our hedging instruments, including Eurodollar futures, interest rate swaps, caps and floors, corridors, credit default swaps and other derivative instruments, in our consolidated statement of operations. This change creates volatility in our results of operations, as the market value of our hedging instruments changes over time, and this volatility may adversely impact our results of operations, financial conditions and book value.
          If we move to elect hedge accounting treatment in the future, we would become subject to the ongoing monitoring requirements of hedge accounting treatment. These requirements are complex and rigorous. If we fail to meet those requirements, or if our hedging activities do not qualify for hedge accounting, we would be required to utilize mark-to-market accounting in our statements of operations. Such accounting could result in higher volatility in our stockholders’ equity, or book value.
          Arco and its affiliates compete with us, and conflicts may arise from Arco’s allocation of investment opportunities.
          Our agreements with Arco do not prevent Arco and its affiliates from engaging in additional investment opportunities. As a result, Arco and its affiliates currently are engaged in and may in the future engage in investment opportunities that have overlapping objectives with us. In particular, affiliates of Arco currently manage a separate investment fund that invests in the same non-mortgage-backed securities investments as we do, including other fixed income investments and private equity investments. In case Arco exercises the warrant, with respect to this entity and any other competing entities Arco may establish in the future, Arco and its affiliates may face conflicts in the allocation of investment opportunities. Arco’s allocation is solely at the discretion of Arco and could conflict with the interests of the holders of our shares.

          The NYSE may not elect to list our common shares.
          Under the rules of the NYSE on which our common stock is listed, a stock may be delisted if its average closing stock price is below $1.00 for 30 consecutive trading days or if our average market capitalization over 30 consecutive trading days falls below $25 million. On January 9, 2008, the NYSE notified us that our common stock had traded below $1.00 for 30 consecutive trading days and that we were not in compliance with this NYSE continued listing standard. We have submitted a plan to NYSE describing the definitive action we intend to take to bring us into conformity with the NYSE’s continued listing standards within six months. During this period, our common stock may continue to be listed on the NYSE, subject to ongoing reassessment by the NYSE. The NYSE has no obligation to accept our plan. The NYSE could also seek to delist our common stock in the event that we are unable to continue to satisfy the NYSE’s other qualitative and quantitative standards for continued listing such as the market capitalization requirement.
          Litigation pending against us may adversely affect us.
          The litigation pending against us could be resolved in a manner that would have a material adverse effect on us. The lawsuits allege, generally, that we and certain of our officers and directors violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages. The lawsuits have been consolidated into a single action, and a consolidated complaint has been filed. This case involves complex issues of law and fact and have not yet progressed to the point where we can:
•	predict its outcome;

•	estimate damages that might result from the case; or

•	predict the effect that final resolution of any litigation might have on our business, financial condition or results of operations, although such effect could be materially adverse.
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
Regulatory risks
          Due to recent market disruptions that resulted in our need to sell assets to satisfy margin calls on our financing agreements, we are relying on a safe harbor exemption from the 1940 Act, in order to not become regulated as an investment company. Failure to maintain an exemption from the 1940 Act would harm our results of operations.
          We seek to conduct our business so as not to become regulated as an investment company under the 1940 Act. Because we conduct some of our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries so qualifies. Under the 1940 Act, a company is not deemed to be an investment company if:
•	it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; and

•	it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets on an unconsolidated basis. This test is known as the 40% Test.
          The term “investment securities” excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

          We conduct our business primarily through wholly owned or majority owned subsidiaries. We must ensure that less than 40% of the value of our total assets consists of interests in subsidiaries that rely on Section 3(c)(1) or Section 3(c)(7) in order to meet the 40% Test.
          Several of our subsidiaries are designed to rely on Section 3(c)(5)(C). We call each of these a 3(c)(5)(C) subsidiary or a qualifying subsidiary. Based on a series of no-action letters issued by the SEC’s Division of Investment Management, or Division, in order for a subsidiary to qualify for this exemption, at least 55% of that subsidiary’s assets must consist of residential mortgage loans, or the “55% Test,” and other assets that are considered the functional equivalent of residential mortgage loans for purposes of the 1940 Act (collectively, “qualifying real estate assets”) and an additional 25% of that subsidiary’s assets must consist of real estate-related assets, or the “25% Test.”
          If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced, and we would be unable to execute our current operating policies and programs.
          Because of the recent market deterioration and resulting defaults on our financing obligations, we have sold assets to meet margin calls on our financing agreements and several of the our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to meet the 55% Test and must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, we no longer satisfy the 40% Test.
          We are now relying upon Rule 3a-2 for our exemption from registration under the 1940 Act. Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if our subsidiaries designed to rely on Section 3(c)(5)(C) fail to meet either the 55% Test or the 25% Test, or if we otherwise fail to maintain our exclusion from registration, within that three-year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet the 55% Test or other tests for exclusion. Any such asset acquisitions or dispositions may be of assets that we would not acquire or dispose of in the ordinary course of our business, may be at unfavorable prices or may impair our ability to make distributions to shareholders and result in a decline in the price of our common shares. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure including our ability to use leverage, management, operations, transactions with affiliated persons (as defined in the 1940 Act) and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common shareholders and result in a decline in the price of our common stock and cause us to be taxed as a corporation for U.S. federal income tax purposes.
Legal and Tax Risks
     If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
          Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT in a particular tax year. If we fail to qualify as a REIT in any tax year, then:
•	we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our stockholders in computing taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to our stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.
          Even if we remain qualified as a REIT, we are subject to U.S. federal, state and local taxes that reduce our cash flow. Any of these taxes would decrease the cash available for distribution to our stockholders. See Note 11 to our consolidated financial statements for further information on our current REIT qualification.
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
          The REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from qualified hedges, together with any other income not generated from qualified REIT real estate assets, is limited to less than 25% of our gross income. In addition, we must limit our aggregate income from non-qualified hedges and services from all sources, plus any other non-qualifying income, to less than 5% of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques, which could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. If we fail to satisfy these requirements, unless our failure was due to reasonable cause and we meet certain other technical requirements, we could lose our REIT qualification for federal income tax purposes. Even if our failure were due to reasonable cause, we might have to pay a penalty tax equal to the amount of our income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.
     Complying with REIT requirements may force us to liquidate otherwise attractive investments.
          In order to qualify as a REIT, at the end of each calendar quarter at least 75% of the value of our assets must consist of cash, cash items, government securities, certain temporary investments and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. We might be required to liquidate otherwise attractive investments in order to satisfy these requirements. If we fail to comply with these requirements, we could lose our REIT qualification unless we are able to avail ourselves of certain statutory relief provisions. Under certain relief provisions, we would be subject to penalty taxes.
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
          To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we would be subject to federal corporate income tax on our undistributed income. In addition, we would incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year were less than the sum of:
•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.
     We did not pay all of the required cash distributions of REIT taxable income for 2007 as required to maintain our qualification as a REIT. We are considering alternatives related to the payment of our dividend and other issues related to our current qualification as a REIT. See Note 11 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our REIT qualification.
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
          We may lose our REIT qualification if the IRS successfully challenges our characterization of our income from our future investments in CLO and CDO issuers.
          We intend to treat certain income inclusions received from our future equity investments in CLO and CDO issuers as qualifying income for purposes of the 95% gross income test, but not the 75% gross income test, although there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. In the event that such income were determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.
          To the extent any of our taxable REIT subsidiaries that are CLO and CDO issuers and are subject to U.S. federal income tax at the entity level, the amounts those entities could distribute to us and pay their creditors would be reduced.
          We intend that our taxable REIT subsidiaries that are CLO and CDO issuers will be organized as Cayman Islands companies and will rely on a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities for their own account or any activity closely related thereto. If the IRS were to succeed in challenging that tax treatment, the amount that those CLO and CDO issuers would have available to distribute to us and to pay to their creditors could be reduced.
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
          Although we structure our securitization transactions to qualify as non-REMIC financing transactions for U.S. federal income tax purposes, we likely will recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions. If a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for U.S. federal income tax purposes, the equity interests retained by the REIT will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we undertake non-REMIC multi-class mortgage-backed securities transactions, we likely will recognize excess inclusion income.
          Generally, to maintain our REIT qualification, we must distribute at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) in each year. To the extent the sum of our excess inclusion income is less than 10% of our total taxable income, we may elect to pay tax on such excess inclusion income rather than treating a portion of our distributions as comprising excess inclusion income.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
          None.
ITEM 2.  PROPERTIES
          Our principal offices are located at 2005 Market Street, 21st Floor, Philadelphia, Pennsylvania 19103. Our Philadelphia office lease is for approximately 4,700 square feet of space and expires in 2008.
ITEM 3.  LEGAL PROCEEDINGS
     Shareholder Lawsuit
          Following the August 6, 2007 announcement of actions taken by the board of directors, we and certain officers and directors were named as defendants in six purported class action lawsuits. A consolidated complaint has been filed, on behalf of a purported class of investors who purchased our securities between June 25, 2007 and August 6, 2007. The lawsuit alleges generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages.
          The case involves complex issues of law and fact and has not yet progressed to the point where we can:
•	predict its outcome;

•	estimate damages that might result from the case; or,

•	predict the effect that final resolution that the case might have on our business, financial condition or results of operations, although such effect could be materially adverse. We believe these allegations to be without merit. We intend to seek dismissal of the lawsuit for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend ourselves against these allegations. We maintain directors and officers liability insurance which we believe should provide coverage to us and our officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on our behalf against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. We believe the allegations in the stockholder derivative complaint to be without merit and filed motions to dismiss all claims. In response to these motions, plaintiff voluntarily filed an amended derivative complaint. We intend to file motions to dismiss the amended complaint; those motions are currently scheduled to be filed on April 13, 2008. Furthermore, any recovery in the derivative lawsuit would be payable to us, and this lawsuit is therefore unlikely to have a material negative effect on our business, financial condition or results of operations.
     Repurchase Agreement Litigation
          We have initiated legal proceedings against two repurchase agreement counterparties in U.S. District Court for the Southern District of New York regarding those counterparties’ disposition of certain mortgage-backed securities that were posted with them pursuant to certain repurchase agreements.  The lawsuits allege that during the summer of 2007 the counterparties, among other things, failed to act in good faith and in a commercially reasonable manner in purportedly attempting to liquidate the securities posted with them and/or in attempting to credit Luminent for the value of those securities, after certain margin calls were not met.
          Both of the defendants dispute the lawsuits’ allegations and are claiming that the liquidation of the posted collateral resulted in a deficit that is owed by Luminent.  One of the defendants has asserted counterclaims in the lawsuit against us, alleging that it is owed approximately $6.6 million (purportedly consisting of the alleged deficit amount plus certain principal and interest amounts paid on the securities it had seized) and demanding legal fees.  The other counterparty has not yet asserted a counterclaim in the lawsuit against it, but had previously claimed a deficit of approximately $7.7 million.
          On December 21, 2007, a repurchase agreement lender alleged that an event of default existed for an unspecified reason on our part under a master repurchase agreement. As a result, the repurchase agreement lender alleged that the repurchase date for reverse repurchase transactions by us having an aggregate repurchase price of approximately $8.0 million calculated as of December 21, 2007, would occur (to the extent that the repurchase date had not already occurred), and the repurchase agreement lender demanded our payment of that aggregate repurchase price, together with interest thereon and expenses. Subsequent to December 31, 2007, the repurchase agreement lender informed us that it had sold the collateral for the repurchase agreement at a deficit of $7.3 million.
          We do not agree with the repurchase agreement lender that the above-described event of default exists. Furthermore, we believe that most of the securities subject to the related reverse repurchase transactions were sponsored, issued and underwritten by affiliates of the repurchase agreement lender and then sold to us by the underwriter, which is an agent of the repo lender, in violation of federal and state securities laws. We seek to rescind the related sale. Approximately $7.0 million of the approximately $8.0 million demanded by the repurchase agreement lender relates to the securities sponsored, issued, and underwritten by affiliates of the repurchase agreement lender.
          On December 24, 2007, we filed a lawsuit against affiliates of the repurchase agreement lender relating to the issuance and sale of the aforementioned securities. The lawsuit alleges that the defendants misrepresented, and failed to disclose, material information relating to the securities they offered and sold to the Company and an affiliate, entitling us to rescission and/or monetary damages.
          The cases are in the early stages of discovery.  We cannot predict the effect that final resolution of the cases might have on our business, financial condition or results of operations, although such effect could be materially adverse.  We believe the counterparties’ claims are without merit and we intend to vigorously defend ourselves against them if and to the extent they are pursued in the lawsuits.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock is listed on the NYSE under the symbol “LUM.”
          Under the rules of the NYSE on which our common stock is listed, a stock may be delisted if its average closing stock price is below $1.00 for 30 consecutive trading days or if our average market capitalization over 30 consecutive trading days falls below $25 million. On January 9, 2008, the NYSE notified us that our common stock had traded below $1.00 for 30 consecutive trading days and that we were not in compliance with this NYSE continued listing standard. We have submitted a plan to NYSE describing the definitive action we intend to take to bring us into conformity with the NYSE’s continued listing standards within six months. During this period, our common stock may continue to be listed on the NYSE, subject to ongoing reassessment by the NYSE. The NYSE has no obligation to accept our plan. The NYSE could also seek to delist our common stock in the event that we are unable to continue to satisfy the NYSE’s other qualitative and quantitative standards for continued listing such as the market capitalization requirement.
          The following table sets forth the intra-day high and low sale prices for our common stock as reported on the NYSE for each quarterly period during the years ended December 31, 2007 and 2006:

2007	High	Low
First Quarter	$10.46	$8.10
Second Quarter	10.25	7.31
Third Quarter	10.78	0.36
Fourth Quarter	3.34	0.64

2006	High	Low
First Quarter	$8.70	$7.18
Second Quarter	9.26	7.58
Third Quarter	10.50	8.98
Fourth Quarter	10.84	9.60
Holders
          As of February 28, 2008, we had 43,283,339 issued and outstanding shares of common stock that were held by 421 holders of record. The 421 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions and Distribution Policy
          The following table sets forth the quarterly cash distributions declared per share of our common stock during the years ended December 31, 2007 and 2006:

	Cash Distributions	Declaration
2007	Declared Per Share	Date
First Quarter	$0.30	March 30, 2007
Second Quarter (1)	0.32	June 27, 2007
Third Quarter	none	n/a
Fourth Quarter	none	n/a

2006
First Quarter	$0.05	March 31, 2006
Second Quarter	0.20	June 12, 2006
Third Quarter	0.30	September 28, 2006
Special Dividend	0.075	October 10, 2006
Fourth Quarter	0.30	December 18, 2006

(1)	The payment of the second quarter of 2007 dividend was suspended in August of 2007 due to liquidity concerns

n/a = not applicable
          The distributions we declared in 2007 and 2006 are not necessarily indicative of distributions that we will declare in the future. We expect that future distributions will be based on our REIT taxable net income in future periods our liquidity and the availability of funds to pay dividends, which we cannot predict with any certainty. All distributions are made at the discretion of our board of directors.
          Our distributions to date are taxable dividends and are not considered a return of capital. Distributions have been funded with cash flows from our ongoing operations, including principal and interest payments received on our mortgage-backed securities and loans held-for-investment.
          We intend to distribute all or substantially all of our REIT taxable net income, to our stockholders in each year. We intend to make regular quarterly distributions to our stockholders to be paid out of funds readily available for such distributions. We did not declare or pay all of the required distributions of REIT taxable income for 2007 as required to maintain our qualification as a REIT. We are considering alternatives related to the payment of our dividend and other issues related to our current qualification as a REIT. See Note 11 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our REIT qualification.
          Our distribution policy is subject to revision at the discretion of our board of directors without stockholder approval or prior notice. We have not established a minimum distribution level and our ability to make distributions may be harmed for the reasons described in “Risk Factors” in Item 1A of this Form 10-K. All distributions will depend on our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the MGCL and such other factors as our board of directors deems relevant.
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
          To the extent that we own REMIC residual interests or engage in time-tranched non-REMIC mortgage securitizations through one or more qualified REIT subsidiaries that are treated as taxable mortgage pools, or TMPs, we will recognize “excess inclusion income” or phantom income as a result of such ownership or transactions. Refer to “Taxation of Stockholders” included in the section titled “Federal Income Tax Considerations” in Item 1 of this Form 10-K for further discussion.
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
          The following table illustrates common stock authorized for issuance under the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan as of December 31, 2007:

	(a)		(c)
	Number of	(b)	Number of
	securities to be	Weighted-	securities remaining
	issued upon	average	available for future
	exercise of	exercise price	issuance under equity
	outstanding	of outstanding	compensation plans -
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)
Incentive plans approved by stockholders	55,000	$14.82	949,740
Incentive plans not approved by stockholders	—	—	—

Total	55,000	$14.82	949,740

          See Note 7 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for further information regarding the 2003 Stock Incentive Plan and 2003 Outside Advisors Stock Incentive Plan.

Purchases of Equity Securities
          The following table summarizes share purchases for 2007 under our stock repurchase program:

			(c)	(d)
	(a)		Total	Maximum
	Total	(b)	Number of Shares	Number of Shares
	Number of	Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Program	the Program
January 1 – 31, 2007	—	—	—	2,405,715
February 1 – 28, 2007	—	—	—	2,405,715
March 1 – 31, 2007	—	—	—	2,405,715
April 1 – 31, 2007	1,234,600	$8.18	1,234,600	1,171,115
May 1 – 31, 2007 (1)	3,540,000	8.72	3,540,000	2,500,950
June 1 – 30, 2007	—	—	—	2,500,950
July 1 – July 31, 2007	—	—	—	2,500,950
August 1 – August 31, 2007	—	—	—	2,500,950
September 1 – 30, 2007	130,165	1.32	130,165	2,370,785
October 1 – 31, 2007	—	—	—	2,370,785
November 1 — 30, 2007	—	—	—	2,370,785
December 1 — 31, 2007	—	—	—	2,370,785

(1)	An additional 5,000,000 shares were authorized in May 2007.
Share Price Performance Graph

          The following graph compares the total cumulative stockholder return from a $100 investment in our common stock and in the stocks making up two comparative stock indices on December 19, 2003 (the date our common stock was listed on the NYSE) through December 31, 2007. The graph reflects stock price appreciation and the reinvestment of dividends paid on our common stock and for each of the comparative indices.

	12/19/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Luminent Mortgage Capital’ Inc.	100	104	100	69	98	8
S & P500	100	105	117	122	142	150
BBG REIT Mortgage Index	100	102	102	115	137	76

          This performance graph shall not be deemed filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate the performance graph by reference therein.

ITEM 6.   SELECTED FINANCIAL DATA
          The following selected financial data are derived from our audited financial statements at December 31, 2007, 2006, 2005 and 2004 and 2003 and for the years ended December 31, 2007, 2006, 2005 and 2004 and the period from April 26, 2003 through December 31, 2003. The selected financial data should be read in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

					For the Period
	For the Year	For the Year	For the Year	For the Year	from April 26,
	Ended	Ended	Ended	Ended	2003 through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands, except share and per share amounts)
Statement of Operations Data:
Interest income	$520,878	$357,137	$181,421	$123,754	$22,654
Interest expense	428,732	268,618	137,501	55,116	9,009
Net interest income	92,146	88,519	43,920	68,638	13,645
Other income (expense)	(696,424)	(829)	—	1,070	—
Expenses	94,478	42,443	14,026	12,596	3,053
Net income (loss)	(720,997)	46,797	(82,991)	57,112	2,761
Per Common Share Data:
Net income (loss) — basic	$(16.21)	$1.15	$(2.13)	$1.68	$0.27
Net income (loss) — diluted	(16.21)	1.14	(2.13)	1.68	0.27
Cash distributions declared(1)	0.62	0.925	0.77	1.71	0.95
Book value (end of period)(2)	(7.18)	9.86	9.76	10.93	11.38

Common shares outstanding (end of period)	43,172,839	47,808,510	40,587,245	37,113,011	24,814,000

Weighted-average shares outstanding — basic	44,481,292	40,788,778	39,007,953	33,895,967	10,139,280

Weighted-average shares outstanding — diluted	44,481,292	41,003,620	39,007,953	33,947,414	10,139,811
Balance Sheet Data (end of period):

Total mortgage-backed securities, at fair value	435,885	2,930,938	4,359,603	4,827,955	2,161,945
Loans held-for-investment, net	4,191,343	5,591,717	507,177	—	—
Total assets	4,721,918	8,613,795	4,933,471	4,879,828	2,179,340
Repurchase agreements	526,634	2,707,915	3,928,505	4,436,456	1,728,973
Mortgage-backed notes	3,914,643	3,917,677	486,302	—	—
Junior subordinated notes	92,788	92,788	92,788	—	—
Warehouse lending facilities	—	752,777	—	—	—
Commercial paper	—	637,677	—	—	—
Collateralized debt obligations	294,416	—	—	—	—
Convertible senior notes	90,000	—	—	—	—
Revolving line of credit	15,833	—	—	—	—
Margin debt	—	—	3,548	—	—
Total liabilities	5,031,943	8,142,240	4,537,150	4,474,325	1,896,844
Total stockholders’ equity (deficit)	(310,025)	471,555	396,321	405,503	282,496
Financial Ratios:
Leverage ratio (period end)(3) (5)	(15.9)	17.2	11.4	10.9	6.1
Recourse leverage ratio (period end)(4) (5)	(5.7)	7.4	8.2	10.9	6.1

(1)	Cash distributions declared during the period from April 26, 2003 through December 31, 2003 were payable to stockholders of the 11,704,000 shares outstanding on each of the record dates prior to the completion of our initial public offering. Cash distributions of $0.42 per share declared on March 9, 2004 were payable to stockholders of the 24,841,146 shares outstanding on the record date, which was prior to the completion of our follow-on public offering. Payment of the $0.32 dividend declared in June 2007 was suspended by our board of directors on August 6, 2007.

(2)	Book value is calculated as total stockholders’ equity divided by the number of shares issued and outstanding at December 31, 2007, 2006, 2005, 2004 and 2003.

(3)	Leverage is defined as total liabilities less uncollateralized long-term debt divided by total stockholders’ equity. At December 31, 2003, substantially all of the net offering proceeds from our initial public offering had been used to purchase mortgage-backed securities. However, at December 31, 2003, we had not fully levered our Spread portfolio to within our target range of eight to 12 times the amount of our equity.

(4)	Recourse leverage is defined as total recourse liabilities divided by stockholders’ equity plus long-term debt.

(5)	The leverage and recourse leverage ratios as of December 31, 2007 are negative due to an equity deficit at that date.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. See “Cautionary Note regarding Forward-looking Statements.” As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this on Form 10-K and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
     Business Conditions and Going Concern
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As we announced in a press release on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities closed, and as a result, we simultaneously experienced a significant increase in margin calls from certain of our repurchase agreement lenders and a decrease in the amount of financing our lenders would provide on a given amount of collateral. These events resulted in a significant loss of liquidity for us over a very short period of time and raised substantial doubt about our ability to continue as a going concern. We lost $721.0 million in the year ended December 31, 2007, which included $481.7 million in impairment losses on mortgage-backed securities, $39.3 million in provisions for loan losses, $181.1 million in losses on sales of securities and $45.1 million in losses on sales of loans. In addition, we recorded $21.3 million in corporate state and federal income taxes due to our inability to meet the threshold for tax benefit recognition as it relates to our qualification as a REIT.
Progress in the Stabilization of Our Business
          Progress in the stabilization of our lending facilities includes the following achievements.
•	We obtained new financing arranged by Arco in the form of repurchase agreement financing and a revolving line of credit with a maximum amount of $190 million, which expires on September 26, 2012. See Note 5 and Note 14 to the December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information about our borrowings from Arco and its affiliates and our relationship with Arco.

•	As of December 31, 2007, we had completed the sale of approximately $2.4 billion of mortgage-backed securities to repay lenders and meet required margin calls at a net loss of approximately $181.1 million.

•	We completed the sale or refinancing of assets financed by our asset-backed commercial program, and we no longer have any outstanding commercial paper liabilities under our asset-backed commercial paper program.

•	We sold approximately $1.0 billion of loans and repaid all of our warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion was terminated prior to September 30, 2007, and an additional warehouse line for $500.0 million expired in October 2007. No balances are currently outstanding on the remaining warehouse line totaling $1.0 billion. See Note 5 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our warehouse facilities.

•	As of December 31, 2007, we had stabilized $538.4 million of repurchase agreement financing with five repurchase agreement lenders by meeting all required margin calls. We are working to further stabilize our repurchase agreement financing by moving our repurchase agreement financing to Arco and its affiliates.

•	We are working with an additional repurchase agreement lender to resolve a dispute on the fair value of the underlying collateral for that agreement to settle an additional $8.0 million of repurchase agreement financing.

          We have taken additional measures to improve our liquidity position, which include the implementation of operating expense reductions including a personnel reduction, the closure of our San Francisco, California corporate office on December 31, 2007 and the establishment of our corporate headquarters in Philadelphia, Pennsylvania where substantive operations were located.
          We are currently focused on maintaining the progress made to date in stabilizing our investment portfolio in the short-term, and then returning to profitability. These efforts will likely include additional sales of securities in order to provide additional liquidity, using affiliates of Arco for short-term financing and exploring long-term financing alternatives to replace our existing short-term financing. As of March 12, 2008, we had moved $166.2 million of third-party repurchase agreement financing to the facility provided by affiliates of Arco.
          Our longer-term strategy will focus on returning to profitability. Our strategy will include both new investments in mortgages and mortgage-backed securities as well as new business initiatives. We believe our existing credit management infrastructure is readily adaptable to asset management, particularly in three areas:
•	First, we are offering our services as an advisor to holders of existing mortgage-backed securities or whole loan positions to provide forensic underwriting, loss mitigation oversight and surveillance services. We currently perform these functions in conjunction with managing our loan and mortgage-backed securities portfolios and can readily provide these services to third parties.

•	Second, we intend to seek, through one or more taxable corporate subsidiaries, asset management engagements from institutional investors seeking to profit from the current turmoil in the mortgage-backed securities market. We will earn a management fee for these services and will invest our client funds with the same investment philosophy as we invest our own capital. Our credit underwriting, loss mitigation, surveillance and information technology systems have recently been upgraded to accommodate any reasonably expected increase in volume.

•	Finally, we expect to serve as a sub-manager on investment funds. Our business plan includes opportunities in domestic markets as well as expansion to non-U.S. markets. We believe the current market environment provides significant opportunities to us to develop these new services, which would be closely aligned with our current expertise. However, we can provide no assurance that further market disruption will not occur or that we will be able to successfully execute our business or liquidity plans discussed herein.
          We did not declare or pay all of the required distributions of REIT taxable income for 2007 as required to maintain our qualification as a REIT. We are considering alternatives related to the payment of our dividend and other issues related to our current qualification as a REIT. See Note 11 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our REIT qualification.
          Investment Activities
          Historically, we have invested in two core mortgage investment strategies. Under our residential mortgage credit strategy, we invested primarily in residential mortgage loans as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under our spread strategy, we unvested in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities with the highest AAA credit ratings.
          Mortgage-backed securities have experienced significant declines in market values in the second half of 2007, and we have been forced to sell a significant portion of our investments in these securities at a loss due to our inability to meet required margin calls or to finance them profitability. At December 31, 2007, AAA-rated securities and securities rated below AAA represent only 4.3% and 4.9% of our total assets. We securitized the loans and some of the mortgage-backed securities that we had purchased and retained the securitization tranches that we believe are the most valuable tranches. Our securitizations reduced our sensitivity to interest rates and helped match the income we earned on our mortgage assets with the cost of our related liabilities. The debt that we incurred in these securitizations is non-recourse to us; however, we pledged our mortgage loans and mortgage-backed securities as collateral for the securities we issue. As of December 31, 2007, mortgage loans represent 88.8% of total assets. Given current market conditions, we do not intend to make new investments in our residential mortgage credit or spread strategies in the near-term. We review our investment strategy regularly and will resume investing under our residential mortgage credit and spread strategies when we believe the market for mortgage-related securities has stabilized and opportunities arise.

          Within the loan market, we have focused on acquiring prime quality, first lien Alt-A adjustable-rate mortgage loans. In the Alt-A market, borrowers choose the convenience of less than full documentation in exchange for a slightly higher mortgage rate. We neither directly originate mortgage loans nor directly service mortgage loans. We purchase pools of mortgage loans from our diverse network of well-capitalized origination providers. We employ a comprehensive underwriting process, driven by our experienced personnel, to review the credit risk associated with each mortgage loan pool we purchase. We require mortgage insurance on all loans with loan-to-value ratios in excess of 80%, and subsequent to July 2007, we purchased supplemental mortgage insurance down to a 75% loan-to-value ratio. In addition, we obtain representations and warranties from each originator to the effect that each loan is underwritten in accordance with the agreed-upon guidelines. An originator who breaches its representations and warranties may be obligated to repurchase loans from us.
          We have also acquired mortgage loans that permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance. As a result, during periods of negative amortization, the principal balances of negatively amortizing mortgages will increase and their weighted-average lives will extend. Our mortgage loans generally can experience negative amortization ranging from 110-125% of the original mortgage loan balance. As a result, given the relatively low average loan-to-value ratio of 71.8%, net of mortgage insurance, on our portfolio at December 31, 2007, we believe that our portfolio would still have a homeowners’ equity cushion even if all negatively-amortizing loans reached their maximum permitted amount of negative amortization. Our securitization structures allow the reallocation of principal prepayments on mortgage loans to be used for interest payments on the debt issued in the securitization trusts. To date, prepayments on securitized loans have been sufficient to offset negative amortization such that all our securitization structures have made their required payments to bond holders.
          Exposure to Subprime Mortgage Loans
          The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Our credit underwriting standards have been structured to limit our exposure to the types of loans and investments that are currently experiencing high foreclosure and loss rates. Our mortgage loan portfolio has virtually no exposure to loans with FICO scores of less than 620 which are generally considered to be subprime loans. At December 31, 2007, we had eight loans out of a total of 10,491 loans with FICO scores below the subprime threshold of 620. None of these loans were seriously delinquent.
          Our mortgage-backed securities portfolio as of December 31, 2007 includes securities with a fair value of $139.8 million, or 3.0% of our mortgage-backed assets that were classified as subprime. Securities with a fair value of $76.9 million, or 1.6%, are included in a trust that is permanently financed by collateralized debt obligations, or CDO’s. We determine the credit quality classification of securities in this portfolio based on the assignment from a third-party service provider. In this portfolio as of December 31, 2007, the weighted-average credit rating of our subprime mortgage-backed securities was BBB. The weighted-average life of these securities is 5.8 years. One security in the principal amount of $0.2 million was a first loss security which absorbs losses from defaulted loans collateralizing the security prior to the remaining securities in the securitization that have higher credit ratings. We recorded impairment losses of $481.6 million for the year ended December 31, 2007, which includes impairments on subprime securities.
Critical Accounting Policies
          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for a further discussion of our significant accounting policies. Management has identified our most critical accounting policies to be the following:
     Interest Income Recognition
          We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. We recognize unamortized premiums and discounts on mortgage-

backed securities in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., mezzanine and subordinate tranches of residential mortgage-backed securities), we recognize unamortized premiums and discounts over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. We review actual prepayment and credit loss experience and recalculate effective yields when differences arise between prepayments and credit losses that were originally anticipated compared to amounts actually received plus anticipated future prepayments.
          Interest income on loans includes interest at stated coupon rates adjusted for amortization of purchase premiums. We recognize unamortized premiums in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.
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
          We hold certain hybrid securities which we have elected to account for as trading securities in accordance with the Statement of Financial Accounting Standards, or SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 although these securities were not acquired for resale. Changes in the fair value of trading securities are required to be reported in our results of operations and therefore we may experience volatility in our results of operations from period to period due to changes in the fair value of these securities.
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
          We evaluate the determination of other-than-temporary impairment at least quarterly. When the fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. We consider several factors when evaluating securities for an other-than-temporary impairment, including the length of time and the extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and our continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If we determine other-than-temporary impairment exists, we write down the cost basis of the security to the then-current fair value, and record the unrealized loss as a reduction of current earnings as if we had realize the loss in the period of impairment. If future evaluations conclude that impairment now considered to be temporary is other-than-temporary, we may need to realize a loss that would have an impact on results of operations. See Note 3 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for further detail of temporary and other-than temporary impairment on our mortgage-backed securities.
          Recently, due to disruptions in the mortgage market resulting in our sale of securities to repay lenders and our ongoing liquidity concerns, we have determined that we may not have the ability to hold available-for-sale securities that are at an unrealized loss until the loss in market value is recovered. These securities are considered to be other-than-temporarily impaired, and therefore, we have recognized all unrealized losses on available-for-sale securities in our statement of operations.

     Allowance and Provision for Loan Losses
          We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of our allowance for loan losses, we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. In our review of national and local economic trends and conditions, we consider, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where we have significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.
          To estimate our allowance for loan losses, we first identify impaired loans. We evaluate loans purchased with relatively smaller balances and substantially similar characteristics collectively for impairment. We evaluate seriously delinquent loans with balances greater than $1.0 million individually. We consider loans impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments, or if it is unlikely that the seller will repurchase the loan in situations where we have the contractual right to request a repurchase. We carry impaired loans at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
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
          Our loss mitigation process begins as part of our underwriting procedures prior to our purchase of a loan. Our analytical procedures to identify loans with overinflated property values and weak borrow credit characteristics as well as our sampling techniques for in-depth loan reviews allow us to customize the loan pool we ultimately purchase and reduce our exposure to loans that we believe will ultimately default. We are monitoring market conditions particularly related to home price depreciation and increased foreclosure rates with a special emphasis on monitoring geographic areas that have been significantly affected by these market conditions where we have a high concentration of loans such as California, Florida and Nevada. We began purchasing additional mortgage insurance in the later half of 2006 to provide us with additional protection against losses that may occur due to these market conditions. We consider the availability of mortgage insurance to absorb losses when we project loss severity rates. With an average effective LTV for our loan portfolio of 71.8% at December 31, 2007 including the protection provided by mortgage insurance, we believe we have a cushion for home price depreciation or additional losses due to higher foreclosure rates because mortgage insurance will, to the maximum insurance coverage available, absorb losses first if they occur. Our loan-to-value ratio without the effect of mortgage insurance is 75.9%. We also monitor actual losses and include this analysis in the determination of the severity factor used to estimate our allowance. To date, actual severities have supported the adequacy of the severity projections used in the allowance estimate. See Note 4 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for further detail of our allowance for loan losses.
     Accounting for Derivative Financial Instruments and Hedging Activities
          We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, credit default swaps, risk-sharing arrangements and purchase commitments to purchase mortgage loans as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. Effective January 1, 2006, we discontinued the use of hedge accounting in accordance with SFAS No. 133. All changes in value of derivative contracts that had previously been accounted for under hedge accounting are recorded in other income or expense and could result in increased volatility in our consolidated results of operations.

     Accounting for Warrant
          In August 2007, we issued a warrant to purchase 51,000,000 shares of our common stock in exchange for a repurchase agreement financing arrangement. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the warrant is to be classified as a liability with the initial value recorded as debt discount on the related repurchase agreement financing. The debt discount will be amortized as additional interest expense over the weighted-average life of the repurchase agreement financing. The change in fair value of the warrant from the issuance date until they are exercised is recorded as a liability and is recorded as other expense in consolidated statement of operations.
          We estimate the fair value of the warrant using the Black-Scholes Pricing Model. The Black-Scholes model is a commonly used model for estimating the fair value of equity related instruments, the exercise of which can create more shares of common stock and thus affect our stock price. The model uses observable data such as risk-free interest rates at a point in time, the warrant expiration date and the exercise price of the warrant and in addition, the model requires us to make certain assumptions related to our stock price volatility and future dividend payments that effect the calculation of the fair value of the warrant. Because all changes in the fair value of the warrant is recorded in other income or expense until the warrant is exercised, changes in fair value could result in increased volatility in our consolidated results of operations. See Note 6 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for further information on the assumptions used in the estimation of the fair value of our warrant.
Results of Operations
     Year ended December 31, 2007 compared to the year ended December 31, 2006
          For the years ended December 31, 2007 and 2006, we had net losses of $721.0 million, or ($16.21) per weighted-average share outstanding (basic and diluted), and net income of $46.8 million, or $1.15 (basic) and $1.14 (diluted) per weighted-average share outstanding, respectively.
          Losses for the year ended December 31, 2007 were mainly comprised of impairment losses due to the decline in value of the mortgage-backed securities portfolio of $481.7 million, losses on the sale of mortgage-backed securities of $181.1 million, losses on the sale of whole loans of $45.1 million and losses on trading securities of $22.2 million.
          Due to the significant volume of sales from our mortgage-backed securities portfolio in the second half of 2007 and the higher discount rates applied to determine the fair value of the mortgage-backed securities portfolio as of December 31, 2007, the historical weighted-average yield on interest earning assets for the year ended December 31, 2007 is not representative of yields we expect in future periods. As of December 31, 2007, the weighted-average coupon on our interest-earning assets is 7.54% and the weighted-average coupon on our liabilities is 4.57%.
          Total interest income from mortgage assets was $520.9 million and $357.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest income is primarily due to the growth of our mortgage loan portfolio and higher average balance of our credit-sensitive bond portfolio as well as higher yields on our mortgage assets that have resulted from the redeployment of our capital into the higher-yielding assets of our residential mortgage credit portfolio during the first quarter of 2006. In addition, due to adverse market conditions in the third and fourth quarters of 2007, we increased the discount rate used to estimate the fair value of our mortgage-backed securities which resulted in higher discount accretion, which is a component of interest income.
          The following table presents interest expense for the years ended December 31, 2007 and 2006 as a percentage of liabilities weighted by the respective average balance of each liability.

Components of Interest Expense
(dollars in thousands)

		Percentage		Percentage
	Year Ended	of Average	Year Ended	of Average
	December 31,	Financing	December 31,	Financing
	2007	Liabilities	2006	Liabilities
Interest expense on mortgage-backed notes	$245,131	3.35%	$132,107	2.53%
Interest expense on repurchase agreement liabilities	109,744	1.50	116,465	2.23
Interest expense on commercial paper facility	29,998	0.41	4,786	0.09
Interest expense on warehouse lending facilities	15,161	0.21	16,459	0.31
Interest expense on junior subordinated notes	7,911	0.11	7,768	0.15
Interest expense on CDOs	15,882	0.22	—	—
Interest expense on convertible senior notes	4,496	0.06	—	—
Interest expense on revolving line of credit	1,145	0.02	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(1,474)	(0.02)	(7,468)	(0.14)
Net interest income on interest rate swap contracts	—	—	(1,676)	(0.04)
Other	738	0.01	177	nm

Total interest expense	$428,732	5.87%	$268,618	5.13%

nm -	not meaningful
          Interest expense consists primarily of interest payments on our debt, amortization of premiums and discounts on our mortgage-backed notes, collateralized debt obligations, commercial paper and repurchase agreements and amortization of debt issuance costs. Premiums and discounts occur when debt securities are issued at prices different from their principal value. Interest expense increased during the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to the increase in the balance of the loans held-for-investment and mortgage-backed securities portfolios.
Components of Other Income
(in thousands)

	Year Ended
	December 31,
	2007	2006
Realized gains on derivative instruments, net	$47,044	$6,372
Unrealized gains (losses) on derivative instruments, net	(14,939)	1,364
Net interest income on interest rate swaps	3,175	—
Other derivative-related expenses	(992)	—

Gains (losses) on derivatives, net	34,288	7,736

Impairment losses on mortgage-backed securities	(481,654)	(7,010)
Sales of mortgage-backed securities:
Gains	1,573	993
Losses	(182,722)	—

Sub-total	(181,149)	993

Loss on sale of loans held-for-investment	(45,065)	—
Mortgage-backed securities, trading change in fair value	(22,177)	—

Warrant, change in fair value	(526)	—

Other expense	(141)	(829)

Total	$(696,424)	$890

          During the year ended December 31, 2007, our realized losses on the sale of mortgage-backed securities and other-than-temporary impairment losses were partially offset by realized and unrealized gains on derivative instruments that were structured to economically hedge credit risk. Impairment losses of $481.7 million for the year ended December 31, 2007 were primarily due to assumption changes on certain residential mortgage credit securities due to increased loss expectations on certain securities and increased discount rates used to value the securities, which reflect current market conditions for mortgage-backed securities. Due to the significance of the mortgage industry deterioration discussed above and our ongoing liquidity concerns, we have recognized all unrealized holding losses on securities in our consolidated statement of operations at December 31, 2007.
          Impairment losses for the year ended December 31, 2006 related to spread securities that we did not intend to hold until their maturity.
Components of Operating Expenses
(in thousands)

	Year Ended
	December 31,
	2007	2006
Servicing expense	$23,133	$11,951
Provision for loan losses	39,293	5,176
Salaries and benefits	17,354	9,470
Professional services	6,302	3,133
Management compensation expense to related party	—	7,712
Other general and administrative expenses	8,396	5,001

Total expenses	$94,478	$42,443

          Our operating expenses for the year ended December 31, 2007 increased compared to the year ended December 31, 2006 due to costs of managing our larger and more diversified investment portfolio as well as the additional diversification we had included in our financing strategies prior to August 2007, when we began selling significant portions of our investment portfolio.
          We employ third parties to perform servicing of our mortgage loans. Servicing includes payments processing, collection activities and reporting of loan activity. For the year ended December 31, 2007 compared to the year ended December 31, 2006, servicing expense increased $11.2 million, or 93.6%. The increases in servicing expenses reflect the increase in the average balance of our mortgage loan portfolio for the year ended December 31, 2007, compared to the year ended December 31, 2006 and, to a lesser extent, the cost for purchasing additional mortgage insurance on our more recent securitizations.
          For the year ended December 31, 2007 compared to the year ended December 31, 2006, the provision for loan losses increased $34.1 million. This increase reflects the growth in size and seasoning of our mortgage loan portfolio.
          For the year ended December 31, 2007 compared to the year ended December 31, 2006, salaries and benefits expense increased $7.9 million, or 83.3%. The increase in salaries and benefits reflects the addition of employees from December 31, 2006 to August 31, 2007, to manage our larger and more diverse portfolio of assets and financing arrangements and well as severance costs related to staff reductions.
          In August 2007, due to the reduction in the size of our investment portfolio, we implemented a cost reduction program which included a reduction in personnel as well as other cost cutting measures including the consolidation of our office facilities to one location.
          For the year ended December 31, 2007 compared to the year ended December 31, 2006, professional services increased $3.2 million, or 101.1%. The increase in professional services include increases in attorney’s fees due to defense expenses for shareholder suits as well as legal fees related to various credit facilities and general corporate matters.
          Management compensation expense to related parties in 2006 was for compensation paid on the management of a portion of our spread assets. The management of these assets was performed in-house in 2007.
 Year ended December 31, 2006 compared to the year ended December 31, 2005
          For the years ended December 31, 2006 and 2005, our net income was $46.8 million, or $1.15 (basic) and $1.14 (fully diluted) per weighted-average share outstanding, respectively, and net losses of $83.0 million, or ($2.13) per weighted-average share (basic and fully diluted), respectively. Results for the year ended December 31, 2006 include certain non-recurring expenses, including one-time charges of $6.1 million related to the termination of our management agreement with Seneca Capital Management LLC, or SCM. In addition, we recognized net realized and unrealized gains on derivative instruments of $7.7 million and net realized and unrealized losses of $0.8 million during the years ended December 31, 2006 and 2005, respectively.
          The table below details the components of our net interest spread for the years ended December 31, 2006 and 2005:

	For the Year Ended
	December 31,
	2006	2005
Weighted-average yield on average earning assets, net of premium amortization or discount accretion	6.57%	3.79%
Weighted-average cost of financing liabilities	5.13	3.07

Net interest spread	1.44%	0.72%

          Weighted-average yield on average earning assets, net of premium amortization or discount accretion, is defined as total interest income earned divided by the weighted-average amortized cost of our mortgage assets during the period. Weighted-average mortgage earning assets during the years ended December 31, 2006 and 2005 were $5.4 billion and $4.8 billion, respectively.
          Total interest income from mortgage assets was $357.1 million and $181.4 million for the years ended December 31, 2006 and 2005, respectively. The year-over-year increase in interest income is primarily due to higher yields on our mortgage assets that have resulted from the restructuring and sale of assets in our Spread portfolio and the redeployment of our capital into the higher-yielding assets of our Residential Mortgage Credit portfolio during 2006, as well as an increase in the overall levels of both mortgage assets and interest rates between December 31, 2005 and December 31, 2006.
          The following table presents interest expense for the years ended December 31, 2006 and 2005 as a percentage of liabilities weighted by the respective average balance of each liability.

	For the Year	Percentage	For the Year	Percentage
	Ended	of Average	Ended	of Average
	December 31,	Financing	December 31,	Financing
	2006	Liabilities	2005	Liabilities
Interest expense on mortgage-backed notes	$132,107	2.53%	$3,719	0.08%
Interest expense on repurchase agreement liabilities	116,465	2.23	138,076	3.08
Interest expense on commercial paper facility	4,786	0.09	—	—
Interest expense on warehouse lending facilities	16,459	0.31	1,507	0.03
Interest expense on junior subordinated notes	7,768	0.15	3,411	0.08
Amortization of net realized gains on futures and interest rate swap contracts	(7,468)	(0.14)	(1,415)	(0.03)
Net interest (income)/expense on interest rate swap contracts	(1,676)	(0.04)	(8,093)	(0.18)
Net hedge ineffectiveness (gains)/losses on futures and interest rate swap contracts	—	—	258	0.01
Other	177	nm	38	nm

Total interest expense	$268,618	5.13%	$137,501	3.07%

nm =	not meaningful
          We define our weighted-average cost of total financing liabilities as total interest expense divided by the weighted-average amount of our financing liabilities during the period, including mortgage-backed notes, repurchase agreements, commercial paper, warehouse lending facilities and junior subordinated notes. Interest expense consists primarily of interest payments on our debt, amortization of premiums and discounts on our mortgage-backed notes and commercial paper, and amortization of debt issuance costs. Mortgage-backed securities issuance premiums are created when interest-only securities and other mortgage-backed securities are issued at prices greater than their principal value. Refer to the section titled “Critical Accounting Policies” for a description of our accounting policy for derivative instruments and hedging activities and the impact on interest expense in 2005. Weighted-average financing liabilities during the years ended December 31, 2006 and 2005 were $5.2 billion and $4.4 billion, respectively.
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
          During the quarter ended September 30, 2006, we completed our transition to full internal management after reaching agreement with SCM to terminate the management agreement described below. Because the management agreement has been terminated, we were no longer required to make regular quarterly “minimum” payments to SCM through 2007, nor did we need to accrue future incentive compensation expense for SCM. Instead, we paid SCM a total of $5.8 million in cash and accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.
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
          Servicing expense, which is a required expense for all of our mortgage loans held-for-investment, was $12.0 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. The increase in servicing expense year over year is due to the increase in our residential mortgage loan portfolio. In addition, salaries and benefits were $9.5 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively, and reflects the addition of three new employees during the fourth quarter of 2006 and 17 new employees during the year ended December 31, 2006. In addition, for year ended December 31, 2006, we recorded a provision for loan losses of $5.2 million, based on an analysis of our portfolio of loans held-for-investment at the end of the second, third and fourth quarters of 2006. The increase in provision for loan losses for the year ended December 31, 2006 compared to 2005 is due to the seasoning of our residential mortgage loan portfolio.
        REIT taxable income
          We calculate REIT taxable income according to the requirements of the Code, rather than GAAP. We believe that REIT taxable income is an informative measure of our financial performance because REIT taxable income, and not GAAP income, is the basis upon which we make our cash distributions to our stockholders that enable us to maintain our REIT qualification.
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
Reconciliation of GAAP Net Income to REIT Taxable Income
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2007	2006	2005
GAAP net income (loss)	$(720,997)	$46,797	$(82,991)
Adjustments to GAAP net income (loss):
Interest income and expenses, net	(20,344)	(26,676)	1,142
Impairment losses on mortgage-backed securities	481,654	7,010	112,008
Provision for loan losses	39,191	5,193	—
Servicing expense	21,857	10,263	—
Warrant expense	526	—	—
Losses (gains) on sales of mortgage-backed securities, net	248,391	(993)	69
Gains on derivative instruments	(32,105)	—	—
Other, net	31,314	(695)	1,086

Net adjustments to GAAP net income (loss)	770,484	(5,898)	114,305

REIT taxable net income	$49,487	$40,899	$31,314

REIT taxable net income per share	$1.10	$0.97	$0.77
Average shares outstanding on dividend record dates during the year	44,992,807	42,163,918	40,667,532
Estimated Undistributed REIT Taxable Income
(dollars in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005
Undistributed REIT taxable net income, beginning of period	$4,429	$3,154	$1,794
REIT taxable net income during period	49,487	40,899	31,314
Distributions declared during period, net of dividend equivalent rights on restricted common stock	(27,858)	(39,410)	(29,954)
Other adjustments	5,157	(214)	—

Undistributed REIT taxable net income, end of period	$31,215	$4,429	$3,154

Cash distributions per share declared during period	$0.62	$0.925	$0.77

          We believe that these presentations of our REIT taxable income are useful to investors because they are directly related to the distributions to stockholders we are required to make in order to retain our REIT qualification. REIT taxable income entails certain limitations, and by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance. The calculations of REIT taxable income above are estimated based on information currently known to us. Our calculations of REIT taxable income are not finalized until we file our tax return. Amounts could vary materially from our estimates disclosed herein.
          In addition to the estimated $31.2 million of undistributed REIT taxable income as of December 31, 2007, we have declared but suspended dividends in the amount of $13.6 million, net of dividend equivalent rights. In order to maintain our qualification as a REIT, we must declare a dividend on the undistributed amount and pay the declared dividends through a cash distribution or distribution-in-kind prior to September 15, 2008. Because these distributions were not made prior to December 31, 2007, we will incur an excise tax on a portion of our undistributed REIT taxable income at a rate of 4.00%, payable on March 15, 2008. Such excise tax has been accrued and is reflected in our consolidated statement of operations as of December 31, 2007. We are currently considering various options related to the payment of the dividend.

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
Asset Quality
(dollars in thousands)

	December 31, 2007		December 31, 2006
		Percentage of		Percentage of
		Total		Total
		Mortgage-		Mortgage-
		backed		backed
	Fair Value	Securities	Fair Value	Securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$27,747	6.4%	$129,096	4.4%
A/A rating	70,802	16.1	238,623	8.1
BBB/Baa rating	40,904	9.4	273,359	9.3

Total Investment-grade MBS	139,453	31.9	641,078	21.8

Weighted-average credit rating	A		A-
Non-investment-grade MBS:
BB/Ba rating	44,101	10.1	145,741	5.0
B/B2 rating	7,621	1.8	—	—
CCC/Caa and below	35,986	8.3	—	—
Not rated	4,177	1.0	11,196	0.4

Total non-investment-grade MBS	91,885	21.2	156,937	5.4

Weighted-average credit rating (1)	B		BB

Total residential mortgage credit portfolio	231,338	53.1	798,015	27.2

Weighted-average credit rating (1)	BBB		BBB+
Spread Portfolio
Agency MBS	—	—	106,648	3.7
AAA/Aaa rating	204,547	46.9	2,026,275	69.1

Total spread portfolio	204,547	46.9	2,132,923	72.8

Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$435,885	100.0%	$2,930,938	100.0%

Weighted-average credit rating	A		AA

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $4.2 million and $11.2 million at December 31, 2007 and 2006, respectively, and includes the effect of credit-related derivative instruments that are a direct economic hedge of a specific security.

Loans held-for-investment
Residential Loans Held-For Investment Product Data
(dollars in thousands)

				Weighted-
				Average
				Months to
				Reset of			Seriously		Number of
				Loans After		Principal	Delinquent		Seriously
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Loans as a	Number of	Delinquent
	Average	Average	Average	Cost of		Seriously	Percentage of	Seriously	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Total	Delinquent	Percentage of
	Rate	Date	Reset	Hedging (1)	Balance	Loans (2)	Principal	Loans (2)	Total Loans
December 31, 2007
Floating rate mortgage	8.15%	2038	1	1	$3,045,983	$199,985	4.84%	451	4.30%
Hybrid mortgage	6.61%	2036	47	20	1,087,837	54,062	1.31	150	1.43

Total	7.72%	2037	12	5	$4,133,820	$254,047	6.15%	601	5.73%

December 31, 2006
Floating rate mortgage	8.02%	2037	1	1	$4,089,015	$20,830	0.38%	45	0.33%
Hybrid mortgage	6.57%	2036	54	33	1,383,310	13,053	0.24	30	0.21

Total	7.65%	2037	14	9	$5,472,325	$33,883	0.62%	75	0.54%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition at December 31, 2007 and December 31, 2006, the financing for $0.2 billion and $0.3 billion of our hybrid residential mortgage loans, respectively is, like the underlying collateral, fixed for a period of three to five years and then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately five months and nine months at December 31, 2007 and December 31, 2006, respectively.

(2)	Seriously delinquent loans are loans 90 or more days past due and loans in foreclosure.
          At December 31, 2007 and December 31, 2006, our residential mortgage loans held-for-investment included unamortized premium of $95.7 million and $124.4 million, respectively. Our residential mortgage loans at December 31, 2007 consisted of $4.1 billion mortgage loans that collateralize mortgage-backed notes. Our residential mortgage loans held-for-investment at December 31, 2006 consisted of $4.7 billion of mortgage loans that collateralized mortgage-backed notes and $0.8 billion of unsecuritized adjustable-rate mortgage loans.

Residential Mortgage Loans Key Metrics
(dollars in thousands)

	December 31, 2007	December 31, 2006
Unpaid principal balance	$4,133,820	$5,472,325
Number of loans	10,491	13,942
Average loan balance	$394	$393
Weighted-average coupon rate	7.71%	7.65%
Weighted-average lifetime cap	10.66%	10.64%
Weighted-average original term, in months	376	375
Weighted-average remaining term, in months	356	366
Weighted-average effective loan-to-value ratio (LTV)(1)	71.8%	72.6%
Weighted-average FICO score	711	713
Number of loans with FICO scores below 620	8	11
Percentage of loans with FICO scores above 700	55.6%	58.5%
Percentage of loans with LTV greater than 80%	7.2%	6.8%
Percentage of loans with LTV greater than 90%	1.3%	1.3%
Percentage of loans with effective LTV greater than 80% (1)	0%	0%
Percentage of no documentation loans	2.2%	2.5%
Percentage of loans originated for refinancing purposes	58.3%	58.0%
Top five geographic concentrations (% exposure):
California	56.5%	57.4%
Florida	9.7%	8.6%
Arizona	4.3%	4.1%
Virginia	3.9%	3.7%
Nevada	3.7%	3.4%
Occupancy status:
Owner-occupied	85.8%	86.5%
Investor	14.2%	13.5%
Property type:
Single-family	83.1%	83.6%
Condominium	10.2%	9.7%
Other residential	6.7%	6.7%
Collateral type:
Alt A – first lien	100.0%	100.0%

(1)	Including the effect of mortgage insurance purchased to cover an additional $1.1 billion of loan principal at December 31, 2007.

          The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores:
Residential Mortgage Loan Quality

	FICO Scores
December 31, 2007	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.2%	0.8%
60.01 – 70%	0.0	1.1	1.9	1.9	2.1	7.0
70.01 – 80%	0.0	1.6	2.4	1.9	2.1	8.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.9%	4.5%	4.0%	4.4%	15.8%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.5%	1.3%	1.3%	2.1%	5.2%
60.01 – 70%	0.0	2.1	10.7	9.3	7.7	29.8
70.01 – 80%	0.1	3.8	16.7	14.8	11.6	47.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.4%	28.7%	25.4%	21.4%	82.0%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.2%	0.6%
60.01 – 70%	0.0	0.1	0.3	0.4	0.5	1.3
70.01 – 80%	0.0	0.0	0.1	0.1	0.1	0.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.7%	0.8%	2.2%

Total Portfolio:
LTV:
<60%	0.0%	0.7%	1.7%	1.7%	2.5%	6.6%
60.01 – 70%	0.0	3.3	12.9	11.6	10.3	38.1
70.01 – 80%	0.1	5.4	19.2	16.8	13.8	55.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.4%	33.8%	30.1%	26.6%	100.0%

	FICO Scores
December 31, 2006	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
<60%	0.0%	0.2%	0.2%	0.2%	0.5%	1.1%
60.01 – 70%	0.0	0.8	1.2	1.2	1.5	4.7
70.01 – 80%	0.0	1.6	3.1	2.5	3.1	10.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.6%	4.5%	3.9%	5.1%	16.1%

Reduced Documentation:(2)
LTV:
<60%	0.0%	0.6%	1.3%	1.5%	2.4%	5.8%
60.01 – 70%	0.0	2.0	7.9	7.3	6.7	23.9
70.01 – 80%	0.1	3.7	18.1	16.0	13.8	51.7
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.3%	27.3%	24.8%	22.9%	81.4%

No Documentation:(3)
LTV:
<60%	0.0%	0.0%	0.2%	0.2%	0.4%	0.8%
60.01 – 70%	0.0	0.1	0.3	0.3	0.4	1.1
70.01 – 80%	0.0	0.0	0.1	0.3	0.2	0.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.8%	1.0%	2.5%

Total Portfolio:
LTV:
<60%	0.0%	0.8%	1.7%	1.9%	3.3%	7.7%
60.01 – 70%	0.0	2.9	9.4	8.8	8.6	29.7
70.01 – 80%	0.1	5.3	21.3	18.8	17.1	62.6
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.0%	32.4%	29.5%	29.0%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation loans include loans where there has been no verification of borrower’s income, employment or assets.
     Delinquencies and Allowance for Loan Losses
Residential Mortgage Loan Delinquency Status
(dollars in thousands)

	December 31, 2007		December 31, 2006
	Number of	Principal	Number of	Principal
	Loans	Amount	Loans	Amount
Delinquency status:
30 to 59 days	475	$184,814	285	$112,372
60 to 90 days	230	98,735	46	16,390
90 days or more	299	123,959	47	18,495

Total	1,004	407,508	378	147,257

Foreclosures	302	130,088	28	15,388

Total Delinquencies	1,306	$537,596	406	$162,645

          Our delinquency statistics compare favorably to December 31, 2007 industry statistics for loans seasoned for the same time period as our loans based on a recent survey by UBS. Our hybrid mortgage loans greater than 60 days past due were 7.15% compared to the industry average of 11.1% at December 31, 2007. Our floating rate mortgage loans greater than 60 days past due were 9.8% compared to the industry average of 12.1% at December 31, 2007.

          We analyzed our allowance for loan losses at December 31, 2007 and recorded a $39.3 million provision for loan losses for the year ended December 31, 2007. Based on our loan loss analysis as of December 31, 2006, we recorded a provision for loan losses of $5.2 million for the year ended December 31, 2006. Our allowance for loan loss analysis resulted in our $36.0 million and $4.9 million general allocated allowance at December 31, 2007 and 2006, respectively. We recorded a specific reserve for loans greater than $1.0 million and 90 days or more past due of $2.1 million and zero at December 31, 2007 and 2006, respectively. Our allowance for loan losses represented 15.0% and 14.8% of our loans 90 days or more past due at December 31, 2007 and 2006, respectively.
          Usage of the allowance occurs when a loan proceeds through the foreclosure process and becomes real estate owned, or REO. When a loan becomes REO, we obtain updated information on the value of the property that collateralizes the loan and estimate the specific loss on that loan, if any, based on the expected net proceeds from the final disposition of the property and reduce the allowance for loan losses by that amount. We also reduce the allowance for any loans that are disposed of at a loss prior to their becoming REO. We used $6.2 million and $156 thousand of the allowance for loan losses for the years ended December 31, 2007 and 2006, respectively. We expect delinquencies and losses to continue to increase as our portfolio seasons but due to our extensive due diligence procedures performed on loans prior to our purchase of them and our additional protection against losses provided by our supplemental mortgage insurance, we expect losses to be lower than industry loss averages. Our use of the allowance for loan losses does not equate to a realized loss for REIT taxable income purposes.
          At December 31, 2007 and 2006, 110 and 9 of the residential loans we owned with an fair value of $34.7 million and $3.6 million, respectively, were REO as a result of foreclosure on delinquent loans. We reclassified these loans from loans held-for-investment to other assets on our consolidated balance sheet at the lower of cost or estimated fair value less costs to dispose of the property.
     Asset Repricing Characteristics
Asset Repricing Characteristics
(dollars in thousands)

	December 31, 2007		December 31, 2006
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$3,042,491	65.7%	$4,089,015	48.0%
Reset >1 month but < 12 months	24,803	0.5	284	nm
Reset >12 months but < 60 months	909,440	19.7	1,180,727	13.9
Reset > 60 months	157,085	3.4	202,299	2.4
Unamortized premium	95,669	2.1	124,412	1.5
Allowance for loan losses	(38,145)	(0.8)	(5,020)	(0.1)

Sub-total	4,191,343	90.6	5,591,717	65.7

ARM residential mortgage-backed securities:
Reset 1 month or less	225,436	4.9	796,539	9.3
Reset >1 month but < 12 months	900	nm	—	—
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	248,507	4.9	796,539	9.3

Fixed-rate residential mortgage-backed securities:	5,002	0.1	1,476	nm
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	204,547	4.4	2,024,275	23.7
Reset >1 month but < 12 months	—	—	108,648	1.3
Reset >12 months but < 60 months	—	—	—	—
Reset > 60 months	—	—	—	—

Sub-total	204,547	4.4	2,132,923	25.0

Total mortgage assets	$4,627,228	100.0%	$8,522,655	100.0%

nm	= not meaningful
          At December 31, 2007 and 2006, the weighted-average period to reset of our total mortgage assets was approximately 11 months and 10 months, respectively. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately four months and one month at December 31, 2007 and 2006, respectively.

          Our total mortgage assets had a weighted-average coupon of 7.54% and 7.03% at December 31, 2007 and 2006, respectively.
          Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.69% and 12.32% at December 31, 2007 and 2006, respectively. The weighted-average lifetime cap of our loans held-for-investment was 10.66% and 10.64% at December 31, 2007 and 2006, respectively.
          Our mortgage assets have contractual periodic adjustment to their coupon rate based on changes in an objective index. The percentages of the mortgage assets in our investment portfolio that were indexed to interest rates are as follows:
Index rates

					Fixed
					Rate or
	LIBOR	Treasury	MTA	COFI	Other
December 31, 2007
Mortgage-backed securities	99%	nm %	—%	—%	1%
Loans held-for-investment	28	—	72	nm	—

December 31, 2006
Mortgage-backed securities	98%	2%	—%	—%	—%
Loans held-for-investment	26	—	74	nm	—

nm	= not meaningful
          The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 11% and 17% for the three months ended December 31, 2007 and 2006, respectively. The constant payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate is not considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments on our mortgage assets.
     Securitizations
          We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and certain mortgage-backed securities in our portfolio, matching the income earned on the investments with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps, to achieve this result. We transfer residential mortgage loans or mortgage-backed assets to a separate bankruptcy-remote legal entity from which private-label multi-class securities are issued. On a consolidated basis, we account for our securitizations as secured financings and, therefore, record no gain or loss in connection with securitizations. We evaluate each securitization entity in accordance with FIN 46(R), and we have determined that we are the primary beneficiary of most of the securitization entities. As such, we consolidate those securitization entities into our consolidated balance sheet subsequent to securitization. In the third quarter of 2007, we sold certain interests in our 2007-2 securitization trust, which resulted in our no longer qualifying as the primary beneficiary of that trust. The assets and liabilities of that trust have been deconsolidated from our balance sheet and the remaining interests that we have retained are recorded as mortgage-backed securities on our balance sheet at December 31, 2007. Residential mortgage loans or mortgage-backed securities transferred to securitization entities collateralize the securities issued, and, as a result, those investments are not available to us, our creditors or our stockholders.
     Mortgage-Backed Notes
          At December 31, 2007 and 2006, we had mortgage-backed notes, net of unamortized discounts, with an outstanding balance of $3.9 billion, with a weighted-average borrowing rate of 3.95% and 5.60% per annum, respectively. Each series of mortgage-backed notes that we have issued consists of various classes of securities that bear interest at varying spreads to LIBOR. The borrowing rates of the mortgage-backed notes at December 31, 2007 and 2006 reset monthly based on LIBOR except for $0.2 billion and $0.3 billion, respectively, of notes which, like the underlying loan collateral, are fixed for a period of 3 to 5 years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. The stated maturities of our mortgage-backed notes at December 31, 2007 were from 2035 to 2047. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.
          At December 31, 2007 and 2006, we had pledged residential mortgage loans with an estimated fair value of $3.7 billion and $3.9 billion, respectively, as collateral for mortgage-backed notes issued.
          The following table highlights the securitizations we have completed through December 31, 2007, by year of securitization transaction. Amounts presented include both securitizations that are consolidated on our balance sheet and the Luminent Mortgage Trust 2007-2 securitization that is not consolidated with our balance sheet.
Loan Securitization Highlights
(dollars in thousands)

	At
	Securitization	At December
	Date	31, 2007
Number of securitizations	10	10
Loans, unpaid principal balance	$6,528,104	$4,796,520
Mortgage-backed notes issued to third parties	5,656,654	4,493,850
Debt retained	871,450	302,670
Retained investment grade %(1)	11.3%	3.1%
Retained non-investment grade %(1)	1.6%	3.2%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.22%	0.22%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $0.3 billion of AAA-rated mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years and then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

          The following table presents the rating categories and balances of the mortgage-backed notes issued in our loan securitizations.
Loan Securitizations Mortgage-Backed Notes Ratings
(dollars in thousands)

	At
	Securitization	At December
	Date	31, 2007
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$5,423,405	$4,236,268
AA/Aa rating	208,867	225,918
A/A rating	21,741	21,741
BBB/Baa rating	2,641	4,800
Not rated	—	5,122

Total mortgage-backed notes issued to third-party investors	$5,656,654	$4,493,849

Percentage of total collateral	86.7%	93.7%
Debt retained
AAA/Aaa rating	$551,441	$18,454
AA/Aa rating	57,631	28,324
A/A rating	80,396	46,491
BBB/Bbb rating	68,670	61,467
BB/Ba rating	40,584	37,182
B/B rating	24,630	56,024
CCC rating	—	13,690
Not rated	36,055	33,927

Total mortgage- backed notes retained	859,407	295,559
Overcollateralization	12,043	7,112

Total debt retained	$871,450	$302,671

Percentage of total collateral	13.3%	6.3%
Collateralized Debt Obligations
          In March 2007, we issued $400.0 million of CDOs from Charles Fort CDO I, Ltd., our qualified REIT subsidiary. The CDOs are in the form of floating-rate pass-through certificates that were collateralized at closing by $289.1 million of our mortgage-backed securities available-for-sale and $59.1 million of mortgage-backed securities which we retained from prior whole loan securitizations as well as an uninvested cash balance which was subsequently used to purchase additional securities. Of the $400.0 million of CDOs issued at the closing of the securitization, third-party investors purchased $296.0 million of non-recourse certificates that provide permanent financing for the mortgage-backed securities in the CDO, and we retained $104.0 million of certificates including $22.9 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. As of December 31, 2007, the fair value of the collateral on the CDOs was $117.8 million, our CDOs had an outstanding balance, net of unamortized discounts, of $294.4 million and a weighted-average interest rate of 5.55%. Subsequent to December 31, 2007 we sold an additional $64.0 million par value of AAA-rated CDO’s that we had originally retained at the securitization closing.
          As of December 31, 2007, nine securities with a fair value of $1.9 million that collateralize the CDO were deemed to be in default by way of ratings downgrades. These securities have continued to make principal and interest payments as required by their individual structures. Because these securities are deemed to be in default, the principal payment structure of the CDO has converted from a pro-rata principal payment structure to a sequential payment structure where principal payments are made to the highest rated bonds first and then will be made sequentially to each class of bond from highest to lowest. In addition, all interest payments collected by the trust on the securities that are deemed to be in default are made as principal payments on a sequential pay basis.
Exemption from the Investment Company Act of 1940
          We seek to conduct our business so as not to become regulated as an investment company under the 1940 Act. Under Section 3(a)(1) of the 1940 Act, a company is deemed to be an investment company if:

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
          Prior to June 30, 2007, we relied on the 40% Test. Because of the recent market deterioration and resulting defaults, several of our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to hold at least 55% of their assets in mortgage loans or other qualifying assets (the “55% Test”), and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, we no longer satisfy the 40% Test.
          We now rely on Rule 3a-2 for our exemption from registration under the 1940 Act. That rule provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities within a one-year period.
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
Liquidity and Capital Resources
          As previously noted, as we announced in a press release on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities closed, and as a result, we simultaneously experienced a significant increase in margin calls from certain of our repurchase agreement lenders and a decrease in the amount of financing our lenders would provide on a given amount of collateral. These events resulted in a significant loss of liquidity for us over a very short period of time and raised substantial doubt about our ability to continue as a going concern. We lost $721.0 million in the year ended December 31, 2007, which included $481.7 million in impairment losses on mortgage-backed securities, $39.3 million in provisions for loan losses, $181.1 million in losses on sales of securities and $45.1 million in losses on sales of loans. In addition, we recorded $21.3 million in corporate state and federal income taxes due to our inability to meet the threshold for tax benefit recognition as it relates to our qualification as a REIT.
          Progress in the stabilization of our lending facilities includes the following achievements.
•	We obtained new financing arranged by Arco in the form of repurchase agreement financing and a revolving line of credit with a maximum amount of $190 million, which expires on September 26, 2012. See Note 5 and Note 14 to the December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information about our borrowings from Arco and its affiliates and our relationship with Arco.

•	As of December 31, 2007, we had completed the sale of approximately $2.4 billion of mortgage-backed securities to repay lenders and meet required margin calls at a net loss of approximately $181.1 million.

•	We completed the sale or refinancing of assets financed by our asset-backed commercial program, and we no longer have any outstanding commercial paper liabilities under our asset-backed commercial paper program.

•	We sold approximately $1.0 billion of loans and repaid all of our warehouse lines of credit that were used to finance whole loan purchases. One warehouse line for $1.0 billion was terminated prior to September 30, 2007, and an additional warehouse line for $500.0 million expired in October 2007. No balances are currently outstanding on the remaining warehouse line totaling $1.0 billion. See Note 5 to our December 31, 2007 consolidated financial statements included elsewhere in this Form 10-K for additional information on our warehouse facilities.

•	As of December 31, 2007, we stabilized $538.4 million of repurchase agreement financing with five repurchase agreement lenders by meeting all required margin calls. We are working to further stabilize our repurchase agreement financing by moving our repurchase agreement financing to Arco and its affiliates.

•	We are working with an additional repurchase agreement lender to resolve a dispute on the fair value of the underlying collateral for that agreement to settle an additional $8.0 million of repurchase agreement financing.
          We have taken additional measures to improve our liquidity position, which include the implementation of operating expense reductions including a personnel reduction, the closure of our San Francisco, California corporate office on December 31, 2007 and the establishment of our corporate headquarters in Philadelphia, Pennsylvania where substantive operations were located.
          Currently, our main source of liquidity is our cash flow from operations, primarily monthly principal and interest payments we receive on our mortgage-backed securities and repurchase agreements including $142.3 million of repurchase agreement financing arranged by Arco as of December 31, 2007. In addition, Arco has entered into a definitive credit agreement with us to provide a liquidity line of credit. Total available financing on this credit facility is $190.0 million. We are working to stabilize our repurchase agreement financing by moving our repurchase agreement financing to Arco and its affiliates. As of March 12, 2008, we had moved $166.2 million of third-party repurchase agreement financing to this facility and the total outstanding was $182.1 million. There can be no assurance that the financing provided by Arco or its affiliates will be sufficient for our future operations or that we will able to obtain alternative financing at profitable levels.
          Our long-term financing includes a combination of the issuance of mortgage-backed notes that provide financing for our whole loan portfolio and CDOs for the financing of certain mortgage-backed securities. At December 31, 2007, we had $3.9 billion of mortgage-backed notes with a weighted-average borrowing rate of 3.95% and $294.4 million of CDOs with a weighted-average borrowing rate of 5.55%. This long-term financing is structured to permanently finance the related whole loans mortgage-backed securities. The financing is non-recourse to us and is not subject to margin calls.
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
          On May 9, 2007, we paid a cash distribution of $0.30 per share to our stockholders of record on April 11, 2007, and on June 27, 2007, we declared a cash distribution of $0.32 per share to our stockholders of record on July 11, 2007. We suspended the payment of the dividend that we declared on June 27, 2007 due to liquidity considerations. See Note 1 to our consolidated financial statements for further information about our liquidity. The distributions that we pay are likely to be taxable dividends, rather than a return of capital. We did not distribute an estimated $9.6 million of our REIT taxable net income for 2006. We declared a spillback distribution for this amount in September 2007. See Note 11 to our consolidated financial statements for further information on the payment of dividends. If in the event we fail to qualify as a REIT, we would owe federal and state income tax on our net taxable income at a combined effective tax rate of 42.0%. See the “REIT Taxable Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of GAAP net income to REIT taxable income.
          In November 2005, we announced a program permitting us to repurchase up to 2,000,000 shares of our common stock. In February 2006, we announced an additional repurchase authorization to acquire an incremental 3,000,000 shares. On May 7, 2007, our board approved the repurchase of an additional 5,000,000 shares of common stock. On April 11, 2007, we adopted a stock repurchase plan under Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows a public company to adopt a written, prearranged stock repurchase plan when it does not have material, non-public information in its possession. The adoption of this stock repurchase plan allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. We repurchase our common stock at levels when the return on equity from doing so is competitive or higher than the return on equity that we can obtain from other investment opportunities. During the year ended December 31, 2007, we repurchased 4,904,765 shares for $41.3 million under this program. We have repurchased a total of 7,629,215 shares under the repurchase program through December 31, 2007. Currently, due to liquidity considerations, we have no immediate plans to repurchase additional shares on the open market.

Contractual Obligations and Commitments
          The table below summarizes our contractual obligations. The table excludes unamortized discounts and premiums and debt issuance costs as well as accrued interest payable for variable rate obligations and derivative contracts because those contracts do not have fixed and determinable payments. Fixed rate obligations include accrued interest:
Contractual Obligations
(in millions)

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years
December 31, 2007
Mortgage-backed notes (1)	$3,890.2	$1,077.7	$1,774.3	$912.5	$125.7
Repurchase agreements	546.4	546.4	—	—	—
CDOs (1)	295.1	4.7	19.4	19.4	251.6
Junior subordinated notes	105.4	4.2	8.4	—	92.8
Convertible senior notes	240.7	7.8	15.5	15.5	201.9
Revolving credit facility (2)	15.8	—	—	15.8	—
Facilities leases	0.1	0.1	—	—	—

Total	$5,093.7	$1,640.9	$1,817.6	$963.2	$672.0

(1)	The mortgage-backed notes and CDOs have stated maturities through 2047; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans or mortgage-backed securities. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the debt. The payments represented reflect our assumptions for prepayment and credit losses at December 31, 2007 and assume we will exercise our redemption option.

(2)	The revolving credit facility has a stated maturity of 2012. The terms of the facility require repayment from the sale of assets and excess cash flows as defined in the agreement.
Off-Balance Sheet Arrangements
          To date, we have completed ten mortgage loan securitizations and one CDO where we have retained an interest in the securitizations. All of our securitizations were initially structured as financing arrangements. Due to the amount of our retained interests in these securitizations, we were the primary beneficiary in the securitizations and therefore the securitizations qualified for consolidation with our financial statements. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46, we reconsider whether these securitizations continue to qualify for consolidation if any of the following three events occurs:
•	If the governing documents or contractual arrangements are changed in a manner that the obligation to absorb expected losses or rights to receive expected residual returns are reallocated among the primary beneficiary and other unrelated parties;

•	If we sell or otherwise dispose of all or a part of our beneficial interest to unrelated parties, or;

•	If new interests are issued by the securitization trust.
          In the third quarter of 2007, we sold some of our interests in certain securitizations. These sales of securities constituted a reconsideration event, and we performed a new analysis to determine if we continued to be the primary beneficiary in each of these securitizations. As a result of our analysis, we determined that we were no longer the primary beneficiary of our 2007-2 securitization, and, therefore, our 2007-2 securitization no longer qualified for consolidation with our consolidated financial statements. We removed residential mortgage loans in the amount of $642.5 million from our balance sheet along with the related debt of $620.8 million. We continue to hold mortgage-backed securities with a fair value of $6.4 million at December 31, 2007, related to the 2007-2 trust. We included these assets in our mortgage-backed securities portfolio. These security sales have no effect on the tax treatment of the securitizations or on the securitization trusts status as a special purpose entity. We have no obligation to provide additional support to this securitization and our exposure to losses is limited to the $6.4 million of securities we have retained from this trust. Because the terms and structure of the securitization were established at the inception of the securitization, the only way we would consider a reconsolidation of the securitization would be if we were to repurchase additional securities issued by this trust on the open market. We do not currently plan to repurchase any securities issued by this trust.
          At December 31, 2007, the 2007-2 trust has $619.6 million of residential mortgage loans.
          In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. See Note 5 to our December 31, 2007 consolidated financial statements contained elsewhere in this Form 10-K for further information.
Recent Accounting and Reporting Developments
          See Note 2 to our December 31, 2007 consolidated financial statements contained elsewhere in this Form 10-K for a discussion of recently issued or proposed accounting pronouncements.
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
          As we announced on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities closed, and as a result, we simultaneously experienced a significant increase in margin calls from certain of our repurchase agreement lenders and a decrease in the amount of financing our lenders would provide on a given amount of collateral. These events resulted in a significant loss of liquidity for us over a very short period of time and raised substantial doubt about our ability to continue as a going concern. These events have impacted and we expect will continue to impact our ability to finance our mortgage-backed securities portfolio on a short-term basis for the foreseeable future.
Short-Term Financing Risks
          We are subject to risks in connection with our usage of short-term financing for our mortgage-backed securities and whole loan purchases. We finance our purchases of mortgage-backed securities and whole loans through a combination of repurchase agreements, warehouse lines of credit and, in the past, have used commercial paper financing, until we secure permanent financing through the issuance of non-recourse mortgage-backed notes or CDOs. We obtain short-term financing by borrowing against the market value of our securities or whole loans. At any given time, our ability to borrow depends on our lender’s estimate of the credit quality of our securities, liquidity and expected cash flow as well as our lender’s advance rates on securities. The securities that we purchase are subject to daily fluctuations in market pricing and as market pricing changes we may be subject to margin calls from our financing counterparties. A margin call requires us to post additional collateral or cash with our financing counterparties to maintain the financing on our securities. We face the risk that we might not be able to meet our debt service obligations or margin calls and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations and financial condition. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations and financial condition. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.
Credit Risk
          We are subject to credit risk in connection with our investments in residential mortgage loans and credit-sensitive mortgage-backed securities and other asset-backed securities rated below AAA. The credit risk related to these investments pertains to the ability and willingness to pay of the borrowers whose mortgages collateralize these investments, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.
          We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources include sophisticated industry and rating agency software. We also outsource underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. Since June 2006, we have evaluated the accuracy of every appraisal on every loan we have purchased. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we review individually. We reject loans that fail to conform to our standards. We accept only those loans that meet our careful underwriting criteria.
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
Concentration Risk
          Inadequate diversification of our loan portfolio, such as geographic regions, may result in losses. As part of our underwriting process, we seek to diversify the geographic concentration risk exposure in our portfolios. See Note 4 to our December 31, 2007 consolidated financial statements contained elsewhere in this Form 10-K for additional information on geographic concentrations of our mortgage loan portfolio.
Interest Rate Risk
          We are subject to interest rate risk in connection with our investment securities and our related debt obligations.
Effect on Net Interest Income
          We finance our mortgage loans held-for-investment through a combination of warehouse lending facilities initially and non-recourse mortgage-backed notes following the securitization of our loans. Our mortgage loan assets consist of a combination of adjustable-rate mortgage loans and hybrid adjustable-rate mortgage loans. The interest rates on our warehouse lending facilities and non-recourse mortgage-backed notes generally reset on a monthly basis. In general, we use derivative contracts to match-fund the cost of our related borrowings with the income that we expect to earn from our hybrid adjustable-rate mortgage loans that currently have fixed coupon rates. If our hedging activities are effective, over a variety of interest rate scenarios the change in income from our mortgage loans, plus the benefit or cost of our related hedging activities, will generally offset the change in the cost of our related borrowings such that the net interest spread from our mortgage loans will remain substantially unchanged.
          Our repurchase agreements and CDOs all reset on a short-term basis and therefore the fair value of these instruments would not change materially based on changes in interest rates. The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive instruments assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points.

Interest Rate Sensitivity
(dollars in millions)

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
December 31, 2007:
Mortgage-Backed Securities
Fair value	$436.2	$435.9	$435.5	$435.2
Change in fair value	0.4	—	(0.4)	(0.7)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Hedge Instruments
Fair value	$(18.8)	$(10.5)	$1.7	$20.9
Change in fair value	(8.3)	—	12.2	31.4
Change as a percent of fair value	(79.0)%	—	116.2%	299.0%
Mortgage Loans Held-for-Investment(1)
Fair value	$3,705.7	$3,668.8	$3,631.8	$3,594.8
Change in fair value	37.0	—	(37.0)	(74.0)
Change as a percent of fair value	1.0%	—	(1.0)%	(2.0)%
Mortgage-backed notes (1)
Fair value	$3,692.9	$3,688.7	$3,683.0	$3,678.3
Change in fair value	4.2	—	(5.7)	(10.3)
Change as a percent of fair value	0.1%	—	(0.2)%	(0.3)%
Senior convertible notes (1)
Fair value	$68.4	$66.2	$63.7	$61.5
Change in fair value	2.2	—	(2.5)	(4.7)
Change as a percent of fair value	3.3%	—	(3.8)%	(7.1)%
Junior Subordinated notes(1)
Fair value	$52.8	$49.5	$46.6	$44.0
Change in fair value	3.3	—	(2.9)	(5.5)
Change as a percent of fair value	6.7%	—	(5.9)%	(11.1)%

(1)	This asset or liability is carried on our consolidated balance sheet at amortized cost, and, therefore, a change in interest rates would not affect the carrying value of the asset or liability. See Note 2 to the consolidated financials statements contained elsewhere in this Form 10-K for information about the adoption of FAS 159 on January 1, 2008 and the effect on the changes in the carrying balance of our assets and liabilities.
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
          To the extent consistent with maintaining our qualification as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of mortgage-backed securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:
•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate-sensitivity of our mortgage-backed securities and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.
     Extension Risk
          Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or ten years — and thereafter their interest rates reset periodically. At December 31, 2007 and 2006, 23.0% and 16.6%, respectively, of our total assets consisted of hybrid adjustable-rate mortgage loans, and we held no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of hybrid adjustable-rate mortgage assets based on the market’s assumptions regarding the rate at which the borrowers will prepay these assets. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate assets may decrease and cause the weighted-average life of these assets to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate assets may increase and cause the weighted-average life of these assets to shorten. The possibility that our hybrid adjustable-rate assets may lengthen due to slower prepayment activity is commonly known as “extension risk.” See Prepayment Risk below. We may purchase a variety of hedging instruments to mitigate these risks. Depending upon the type of derivative contract that we use to hedge these borrowing costs however, extension risk related to the hybrid adjustable-rate assets being hedged may cause a mismatch with the hedging instruments and negatively impact the desired result from our hedging activities. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
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
 Prepayment Risk
          Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgage loans were originated. Prepayment rates on mortgage loans and mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. In the event that we owned such loan or security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of asset. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. At December 31, 2007, 67% of our mortgage loans contained prepayment penalty provisions compared to 65% at December 31, 2006. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than mortgage loans without prepayment penalty provisions.
Inflation
          Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., and primarily base our distributions on our REIT taxable net income; in each case, we measure our activities and balance sheet reference to historical cost and fair market value without considering inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Luminent Mortgage Capital, Inc.
          We have audited the accompanying consolidated balance sheet of Luminent Mortgage Capital, Inc. (a Maryland corporation) (the Company) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminent Mortgage Capital, Inc. and subsidiaries as of December 31, 2007 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 11 to the consolidated financial statements, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has lost $721.0 million for the year ended December 31, 2007, which included $481.7 million in impairment losses on mortgage-backed securities and the Company recorded $21.3 million in corporate, state and U.S. federal income taxes due to its inability to meet the threshold for tax benefit recognition as it related to its qualification as a REIT and the Company is in default under certain financing arrangements as discussed in Note 5 to the consolidated financial statements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luminent Mortgage Capital, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2008 expressed an unqualified opinion on internal control over financial reporting.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Luminent Mortgage Capital, Inc.
San Francisco, California
          We have audited the accompanying consolidated balance sheet of Luminent Mortgage Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2007

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2007	2006
Assets:
Cash and cash equivalents	$3,522	$5,902
Restricted cash	7,550	7,498
Loans held-for-investment and pledged as collateral, net of allowance for loan losses of $38,145 at December 31, 2007 and $5,020 at December 31, 2006	4,191,343	5,591,717
Mortgage-backed securities, at fair value	—	141,556
Mortgage-backed securities pledged as collateral, at fair value	435,885	2,789,382
Equity securities, at fair value	373	1,098
Interest receivable	16,129	36,736
Principal receivable	96	1,029
Derivatives, at fair value	101	13,021
Other assets	66,919	25,856

Total assets	$4,721,918	$8,613,795

Liabilities:
Mortgage-backed notes	$3,914,643	$3,917,677
Repurchase agreements	526,634	2,707,915
Warehouse lending facilities	—	752,777
Commercial paper	—	637,677
Collateralized debt obligations	294,416	—
Junior subordinated notes	92,788	92,788
Convertible senior notes	90,000	—
Derivatives, at fair value	10,605	—
Revolving line of credit	15,833	—
Cash distributions payable	13,857	14,343
Accrued interest expense	10,511	12,094
Warrant liability, at fair value	22,868	—
Accounts payable and accrued expenses	39,788	6,969

Total liabilities	5,031,943	8,142,240

Stockholders’ Equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 43,172,839 and 47,808,510 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	43	48
Additional paid-in capital	548,474	583,492
Accumulated other comprehensive income	6,556	3,842
Accumulated distributions in excess of accumulated earnings	(865,098)	(115,827)

Total stockholders’ equity (deficit)	(310,025)	471,555

Total liabilities and stockholders’ equity (deficit)	$4,721,918	$8,613,795

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Revenues:
Interest income:
Mortgage loan and securitization portfolio	$348,674	$220,990	$6,740
Spread portfolio	88,474	94,738	167,073
Credit sensitive bond portfolio	83,730	41,409	7,608

Total interest income	520,878	357,137	181,421
Interest expense	428,732	268,618	137,501

Net interest income	92,146	88,519	43,920
Other Income (Expense):
Gains (losses) on derivative instruments, net	34,288	7,736	(808)
Gains (losses) on sales of mortgage-backed securities, net	(181,149)	993	(69)
Losses on sales of loans held-for-investment	(45,065)	—	—
Impairment losses on securities	(481,654)	(7,010)	(112,008)
Mortgage-backed securities, trading change in fair value	(22,177)	—	—
Warrant, change in fair value	(526)	—	—
Other expense	(141)	(829)	—

Total other income (expense)	(696,424)	890	(112,885)

Expenses:
Servicing expense	23,133	11,951	434
Provision for loan losses	39,293	5,176	—
Salaries and benefits	17,354	9,470	2,998
Professional services	6,302	3,133	2,225
Management compensation expense to related party	—	6,921	4,193
Other general and administrative expenses	8,396	5,792	4,514

Total expenses	94,478	42,443	13,930

Income (loss) before income taxes	(698,756)	46,966	(82,895)
Income tax expense	22,241	169	96

Net income (loss)	$(720,997)	$46,797	$(82,991)

Net income (loss) per share — basic	$(16.21)	$1.15	$(2.13)

Net income (loss) per share — diluted	$(16.21)	$1.14	$(2.13)

Weighted-average number of shares outstanding — basic	44,481,292	40,788,778	39,007,953

Weighted-average number of shares outstanding — diluted	44,481,292	41,003,620	39,007,953

Dividends declared per common share	$0.62	$0.925	$0.77

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Value	Capital	Income/(Loss)	Earnings	Income/(Loss)	Total
	(in thousands)
Balance, December 31, 2004	37,113	$37	$476,250	$(61,368)	$(9,416)		$405,503
Net loss					(82,991)	$(82,991)	(82,991)
Mortgage-backed securities available-for-sale, fair value adjustment				64,977		64,977	64,977
Derivative contracts, fair value adjustment				2,402		2,402	2,402
Futures contracts, net realized gains				1,065		1,065	1,065

Comprehensive loss						$(14,547)

Distributions to stockholders					(30,330)		(30,330)
Issuances of common stock	4,149	4	39,095				39,099
Repurchases of common stock	(675)		(5,000)				(5,000)
Amortization of stock options			2				2
Amortization of restricted stock			1,594				1,594

Balance, December 31, 2005	40,587	41	511,941	7,076	(122,737)		396,321
Net income					46,797	$46,797	46,797
Securities available-for-sale, fair value adjustment				4,380		4,380	4,380
Amortization of derivative gains				(7,614)		(7,614)	(7,614)

Comprehensive income						$43,563

Distributions to stockholders					(39,887)		(39,887)
Issuances of common stock	9,141	9	84,405				84,414
Repurchases of common stock	(1,919)	(2)	(15,830)				(15,832)
Amortization of restricted common stock			2,976				2,976

Balance, December 31, 2006	47,809	48	583,492	3,842	(115,827)		471,555

Net loss					(720,997)	$(720,997)	(720,997)
Securities available-for-sale, fair value adjustment				4,188		4,188	4,188
Amortization of derivative gains				(1,474)		(1,474)	(1,474)

Comprehensive loss						$(718,283)

Distributions to stockholders					(28,274)		(28,274)
Repurchases and retirement of common stock	(4,905)	(5)	(41,290)				(41,295)
Issuance and amortization of restricted common stock	269		6,272				6,272

Balance, December 31, 2007	43,173	$43	$548,474	$6,556	$(865,098)		$(310,025)

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(720,997)	$46,797	$(82,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium/discount and depreciation	30,123	671	27,066
Impairment losses on mortgage-backed securities	481,654	7,010	112,008
Provision for loan losses	39,293	5,176	—
Net realized loss on real estate owned	2,550	—	—
Negative amortization of loans held-for-investment	(50,199)	(71,236)	—
Share-based compensation	6,272	2,976	2
Net realized and unrealized (gains) losses on derivative instruments	14,941	(9,664)	1,906
Net unrealized losses on securities classified as trading	22,177	—	—
Net change in the fair value of warrant	526	—	—
Net (gains) loss on sales of assets	181,149	(993)	69
Net losses on the sales of loans held-for-investment	45,065	—	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable, net of purchased interest	(17,622)	(25,735)	4,448
Decrease (increase) in other assets	6,662	(3,418)	(3,079)
Increase in accounts payable and accrued expenses	25,222	3,688	1,001
Increase (decrease) in accrued interest expense	448	(9,029)	3,790
Increase (decrease) in management compensation payable, incentive compensation payable and other related party liabilities	—	(939)	214

Net cash provided by (used in) operating activities	67,264	(54,696)	64,434

Cash flows from investing activities
Purchases of mortgage-backed securities	(825,845)	(2,735,103)	(1,310,133)
Proceeds from sales of mortgage-backed securities	1,739,380	3,755,557	136,549
Principal payments of mortgage-backed securities	396,217	434,321	1,560,480
Purchases of loans held-for-investment	(1,678,193)	(5,543,538)	(532,508)
Proceeds from sale of loans held-for-investment	958,562	—	—
Principal payments of loans held-for-investment	1,381,814	519,247	23,854
Purchase of derivative instruments	(32,979)	(9,560)	(1,975)
Proceeds from derivative instruments	40,184	5,536	—
Purchase of debt security	(1,271)	—	—
Net change in restricted cash	(7,592)	(6,704)	(794)
Other	(409)	—	—

Net cash (provided by) used in investing activities	1,969,868	(3,580,244)	(124,527)

Cash flows from financing activities
Borrowings under repurchase agreements	34,843,176	39,099,107	19,419,024
Principal payments on repurchase agreements	(36,120,259)	(40,319,697)	(19,926,975)
Net borrowings (repayments) of warehouse lending facilities	(752,594)	752,777	—
Net borrowings (repayments) of commercial paper facility	(637,677)	637,677	—
Proceeds from issuance of mortgage-backed notes	1,457,657	3,827,489	498,589
Principal payments on mortgage-backed notes	(1,155,346)	(395,283)	(13,965)
Proceeds from issuance of collateralized debt obligations	291,027	—	—
Principal payments on collateralized debt obligations	(878)	—	—
Proceeds from issuance of convertible senior notes	90,000	—	—
Net proceeds from revolving line of credit	15,833	—	—
Proceeds from issuance of junior subordinated notes	—	—	89,968
Net borrowings (repayments) of margin debt	—	(3,548)	3,548
Capitalized financing costs	(396)	(10,966)	—
Net proceeds from issuance of common stock	—	84,414	38,909
Repurchases of common stock	(41,295)	(15,832)	(4,114)
Distributions to stockholders	(28,760)	(26,762)	(45,071)
Net realized gains on Eurodollar futures contracts	—	—	1,065

Net cash provided by (used in) financing activities	(2,039,512)	3,629,376	60,978

Net increase (decrease) in cash and cash equivalents	(2,380)	(5,564)	885
Cash and cash equivalents, beginning of the period	5,902	11,466	10,581

Cash and cash equivalents, end of the period	$3,522	$5,902	$11,466

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Supplemental disclosure of cash flow information
Interest paid	$422,763	$276,216	$142,825
Taxes paid	4,557	1,036	—

Non-cash investing and financing activities
(Increase) decrease in principal receivable	$933	$12,616	$(219)
Increase (decrease) in cash distributions payable to stockholders	(486)	13,125	(14,741)
Transfer of loans held-for-investment to real estate owned	42,847	3,602	—
De-recognition of mortgage-backed securities	(70,990)	—	—
De-recognition of repurchase agreements	70,990	—	—
Collateralized debt obligations	(3,986)	—	—
Principal payments on mortgage-backed securities	183	—	—
Repayment of warehouse lending facilities	(183)	—	—
Incentive compensation payable settled through issuance of restricted common stock	—	—	1,884
Deferred compensation reclassified to stockholders’ equity upon issuance of restricted common stock	—	—	(159)
Accounts payable and accrued expenses settled through issuance of restricted common stock	—	—	55
Unsettled repurchases of common stock	—	—	(886)
The accompanying notes are an integral part of these statements

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
     Business Conditions and Going Concern
          The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As the Company announced in a press release on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for mortgage-backed securities is closed, and as a result, the Company simultaneously experienced a significant increase in margin calls from certain of its repurchase agreement lenders and a decrease in the amount of financing its lenders would provide on a given amount of collateral. These events resulted in a significant loss of liquidity for the Company over a very short period of time and raised substantial doubt about its ability to continue as a going concern. The Company lost $721.0 million in the year ended December 31, 2007, which included $481.7 million in impairment losses on mortgage-backed securities, $39.3 million in provisions for loan losses, $181.1 million in losses on sales of securities and $45.1 million in losses on sales of loans. In addition, the Company recorded $21.3 million in corporate state and U.S. federal income taxes due to its inability to meet the threshold for tax benefit recognition as it relates to its qualification as a REIT.
Progress in the Stabilization of the Business
          Progress in the stabilization of the Company’s lending facilities includes the following achievements.
•	The Company obtained new financing arranged by Arco Capital Corporation Ltd., or Arco, in the form of repurchase agreement financing and a revolving line of credit with a maximum amount of $190 million, which expires on September 26, 2012. See Note 5 and Note 14 for additional information about the Company’s borrowings from Arco and its affiliates and the Company’s relationship with Arco.

•	As of December 31, 2007, the Company had completed the sale of approximately $2.4 billion of mortgage-backed securities to repay lenders and meet required margin calls.

•	The Company completed the sale or refinancing of assets financed by its asset-backed commercial program, and it no longer has any outstanding commercial paper liabilities under its asset-backed commercial paper program.

•	The Company sold approximately $1.0 billion of loans and has repaid all of its warehouse lines of credit that were used to finance whole loan purchases. See Note 5 to the Company’s consolidated financial statements as of December 31, 2007 for additional information on its warehouse facilities.

•	As of December 31, 2007, the Company stabilized $538.4 million of repurchase agreement financing with five repurchase agreement lenders by meeting all required margin calls. The Company is working to further stabilize its repurchase agreement financing by moving its repurchase agreement financing to Arco and its affiliates.

•	The Company is working with one additional repurchase agreement lender to resolve a dispute on the fair value of the underlying collateral for that agreement to settle an additional $8.0 million of repurchase agreement financing.
          The Company has not yet met the REIT taxable income distribution requirements for 2007 and has suspended the payment of the $0.32 dividend declared on June 27, 2007. The Company is considering alternatives related to the payment of its dividend and other issues related to its current qualification as a REIT. See Note 11 for additional information on the Company’s REIT qualification.
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
    Investment Securities
          The Company classifies its securities as either trading, available-for-sale or held-to-maturity. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company generally classifies its investment securities as available-for-sale securities. All assets that are classified as available-for-sale are carried at fair value on the consolidated balance sheet and unrealized gains or losses are included in accumulated other comprehensive income or loss as a component of stockholders’ equity. In the event that a security becomes other-than-temporarily impaired (e.g., if the fair value falls below the amortized cost basis and recovery is not expected before the security matures or is sold), the cost of the security is written down and the difference is reflected in current earnings.
          The Company holds certain securities which it has elected to account for as trading securities in accordance with Statement of Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment to FASB Statements No., 133 and 140, although these securities were not acquired for resale. Changes in the fair value of trading securities are required to be reported in the results of operations.
          The Company’s Spread portfolio of mortgage-backed securities has fair values based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, the Company makes certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.

          The Company estimates the fair value of its Residential Mortgage Credit portfolio of mortgage-backed securities using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. The Company believes the estimates used reflect the market values it may be able to receive should it choose to sell the mortgage-backed securities. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its portfolio as appropriate in order to determine fair values.
          The Company evaluates the determination of other-than-temporary impairment at least quarterly. When the fair value of an available-for-sale security is less than amortized cost, the Company considers whether there is an other-than-temporary impairment in the value of the security. The Company considers several factors when evaluating securities for an other-than-temporary impairment, including the length of time and the extent to which the market value has been less than the amortized cost, whether the security has been downgraded by a rating agency and the Company’s continued intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. If the Company determines other-than-temporary impairment exists, it writes down the cost basis of the security to the then-current fair value, and records the unrealized loss as a reduction of current earnings as if it had realize the loss in the period of impairment. If future evaluations conclude that impairment now considered to be temporary is other-than-temporary, the Company may need to realize a loss that would have an impact on income. See Note 3 for further detail of temporary and other-than temporary impairment on the Company’s mortgage-backed securities.
          Recently, due to disruptions in the mortgage market resulting in the sale of securities to repay lenders and the Company’s ongoing liquidity concerns, it has determined that it may not have the ability to hold available-for-sale securities that are at an unrealized loss until the loss in market value is recovered. These securities are considered to be other-than-temporarily impaired, and, therefore, the Company has recognized all unrealized losses on available-for-sale securities in the statement of operations.
          The Company accounts for interest income on investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. The Company recognizes unamortized premiums and discounts on mortgage-backed securities in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., mezzanine and subordinate tranches of residential mortgage-backed securities), the Company recognizes unamortized premiums and discounts over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. The Company reviews actual prepayment and credit loss experience and recalculates effective yields when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.
          Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method.
    Loans Held-for-Investment
          The Company purchases pools of residential mortgage loans through its network of originators. Mortgage loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future or until maturity or payoff. Mortgage loans that are considered to be held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount and allowance for loan losses.
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
    Allowance and Provision for Loan Losses
          The Company maintains an allowance for loan losses at a level that it believes is adequate based on an evaluation of known and inherent risks related to its loan investments. When determining the adequacy of the allowance for loan losses, the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. In its review of national and local economic trends and conditions the Company considers, among other factors, national unemployment data, changes in housing appreciation and whether specific geographic areas where it has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values.
          To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company evaluates loans purchased with relatively smaller balances and substantially similar characteristics collectively for impairment. The Company evaluates seriously delinquent loans with balances greater than $1.0 million individually. The Company considers loans impaired when, based on current information, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments, or if it is unlikely that the seller will repurchase the loan in situations were the Company has the contractual right to request a repurchase. The Company carries impaired loans at the lower of the recorded investment in the loan or the fair value of the collateral less costs to dispose of the property.
          The Company establishes its allowance for loan losses using mortgage industry experience and rating agency projections for loans with characteristics that are similar to its portfolio. This analysis begins with actual 60 day or more delinquencies in its portfolio, and projects ultimate default experience (i.e., the rate at which loans will go to liquidation) on those loans based on mortgage industry loan delinquency migration statistics. For all loans showing indications of probable default, the Company applies a “severity” factor for each loan, again using loss severity projections. The Company then uses its judgment to ensure it has considered all relevant factors that could affect its loss levels and adjusts the allowance for loan losses if it believes that an adjustment is warranted. The Company includes the effect of its contractual right to put loans back to sellers in the event of early pay default or fraud. The Company has established procedures to perform contract enforcement and has been successful in this effort.
    Securitizations
          The Company creates securitization entities as a means of securing long-term collateralized financing for its residential mortgage loan portfolio and securities portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding the Company’s balance sheet. Residential mortgage loans or securities are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with FIN 46(R), and if the Company has determined that it is the primary beneficiary of the securitization entities the securitization entities are consolidated into the Company’s consolidated balance sheet subsequent to securitization. Residential mortgage loans or securities transferred to securitization entities collateralize the notes issued, and, as a result, those investments are not available to the Company, its creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.
    Investment in Subsidiary Trust and Junior Subordinated Notes
          On March 15, 2005 and December 15, 2005, Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, or collectively the Trusts, respectively, were created for the sole purpose of issuing and selling preferred securities. The Trusts are special purpose entities. In accordance with FIN 46(R), the Trusts are not consolidated into the Company’s financial statements because the Company’s investments in the Trusts are not considered to be variable interests. The Company’s investments in the Trusts are recorded in other assets on the consolidated balance sheet.
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
    Share-Based Compensation
          In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The Company adopted this Statement as of January 1, 2005, and has applied its provisions to awards granted to employees and directors.
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
    Real Estate Owned
          Real estate owned is included in other assets and is recorded at the lower of cost or estimated fair value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair value is charged to the allowance for loan losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.
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
    Income Taxes
          The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. As such, the Company is required to distribute substantially all of the income generated from operations to its stockholders in order to maintain the tax benefit due to its qualification as a REIT. See Note 11 for further information on the Company’s qualification as a REIT.
          In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted on January 1, 2007.
    Incentive Compensation
          On September 26, 2006, the Company completed its transition to full internal management after reaching agreement with Seneca Capital Management LLC, or SCM, to terminate the Amended and Restated Management Agreement, or Amended Agreement. Prior to September 26, 2006, the Company’s Amended Agreement with SCM provided for the payment of incentive compensation to SCM if financial performance of the Company’s Spread business exceeded certain benchmarks. As of September 26, 2006, the Company also accelerated the vesting of 138,233 shares of restricted common stock issued to SCM.
          The cash portion of the incentive compensation was accrued and expensed during the period for which it was calculated and earned. The Company accounted for the restricted common stock portion of the incentive compensation in accordance with SFAS No. 123(R), and related interpretations and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
          In accordance with the consensus on Issue 1 in EITF 96-18, the measurement date of the shares issued for incentive compensation was the date when the SCM’s performance was complete. Since continuing service is required in order for the restrictions on issued shares to lapse and for ownership to vest, for each one-third tranche (based on varying restriction/vesting periods) of shares issued for a given period, performance was considered to be complete when the restriction period for that tranche ended and ownership vested. The period over which the stock was earned by SCM (i.e., the period during which services were provided before the stock vested) was both the period during which the incentive compensation was initially calculated and the vesting period for each tranche issued. Therefore, expense for the stock portion of incentive compensation issued for a given period was spread over five quarters for the first tranche (shares vesting one year after issuance), nine quarters for the second tranche (shares vesting two years after issuance) and 13 quarters for the third tranche. In accordance with the consensus on Issue 2 in EITF 96-18, the fair value of the shares issued was recognized in the same manner as if the Company had paid cash to SCM for its services. When the shares were issued, they were recorded in stockholders’ equity at the average of the closing prices of the common stock over the 30-day period ending three calendar days prior to the grant, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation account was reduced and expense was recognized quarterly up to the measurement date, as discussed above. In accordance with the consensus in Issue 3 of EITF 96-18, fair value was adjusted quarterly for unvested shares, and changes in such fair value each quarter were reflected in the expense recognized in that quarter and in future quarters. By the end of the quarter in which performance was complete (i.e., the measurement date), the deferred compensation account was reduced to zero, and there were no further adjustments to equity for changes in fair value of the shares.
    Net Income (Loss) Per Share
          The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
    Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and derivative instruments, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities and loans held-for-investment, default rates and loss frequency and severity used to determine the allowance for loan losses.
    Recent Accounting Pronouncements
          In February 2008, the FASB issued FSP FAS 140-3, to resolve questions about the accounting for repurchase financings. Under the FSP if a repurchase agreement is entered into contemporaneously, or in the contemplation of the initial transfer of an asset and is with the same counterparty as the asset transfer, then under most circumstances neither the asset nor the repurchase agreement liability will be recorded in the financial statements and the arrangement will be treated as a forward contract under SFAS No. 133. The FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. The initial adoption of this Statement will not have a material effect on the Company’s balance sheet or results of operations, but if the Company enters into significant transactions described in the statement the accounting would be significantly different from current practice where both the asset and liability are recorded on the Company’s statement of position and interest income and expense is recorded in the Company’s results of operations.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, whether the assets are acquired from a full or partial acquisition; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160

requires reporting entities to present noncontrolling or minority interests as equity as opposed to as a liability or mezzanine equity, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of December 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the Statement as of January 1, 2008 and elected the fair value option for its loans held-for-investment, mortgage-backed securities, repurchase agreements, mortgage-backed notes, collateralized debt obligations, senior convertible notes, junior subordinated notes and lines of credit. By adopting this statement, the Company’s investment assets and related financing will be carried on the balance sheet at fair value with gains and losses on changes in the fair value of the assets and liabilities recorded in the statement of operations. At January 1, 2008, all differences between the carrying basis of these assets and liabilities as well as the effect of the write-off of certain related assets and liabilities such as premiums and discounts, deferred financing costs and valuation accounts will be recorded in stockholders’ equity as the adoption of a new accounting principle.
          The effect on the financial assets and financial liabilities selected for the fair value option as of January 1, 2008 will be as follows (in thousands):

	Carrying Value	Net Gain (loss)
	Prior to	upon	Carrying Value
	Adoption	Adoption	After Adoption
Loans held-for-investment	$4,191,343	$(522,588)	$3,668,755
Mortgage-backed securities	435,885	—	435,885
Debt issuance costs, a component of other assets	17,238	(17,238)	—
Mortgage-backed notes	3,914,643	280,007	3,634,636
Repurchase agreements	526,634	(19,795)	546,429
Collateralized debt obligations	294,416	171,283	123,133
Junior subordinated notes	92,788	43,242	49,546
Convertible senior notes	90,000	23,850	66,150

Pretax cumulative effect of adoption		(41,239)
Effect on deferred tax asset		—

Cumulative effect on stockholders’ equity		(41,239)
Reclassification from accumulated other comprehensive income (loss)		4,188

Cumulative effect on retained earnings		(37,051)

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value in GAAP and expands requirements for disclosure about fair value estimates. SFAS No. 157 does not require any new fair value measurements. The Company is required to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The statement will have no material impact on the Company’s consolidated financial statements other than the requirement to include expanded disclosure.
NOTE 3— INVESTMENT SECURITIES
          At December 31, 2007, the Company held $6.9 million of hybrid securities that are classified as trading in accordance with SFAS No. 155 which was effective beginning January 1, 2007. For the year ended December 31, 2007, the Company recognized decreases in fair value of trading securities of $22.2 million in its consolidated statement of operations.
          The following table summarizes the Company’s unrealized gains and losses on securities classified as available-for-sale, which are carried at fair value as of December 31, 2007 and 2006.

Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2007
Mortgage-backed securities, available–for-sale	$424,838	$4,188	$—	$429,026
Equity securities	373	—	—	373

Total	$425,211	$4,188	$—	$429,399

December 31, 2006
Mortgage-backed securities, available–for-sale	$2,930,878	$7,549	$(7,489)	$2,930,938
Equity securities	1,050	48	—	1,098

Total	$2,931,928	$7,597	$(7,489)	$2,932,036

          The above table excludes securities classified as trading securities with an amortized cost of $25.1 million and a fair value of $6.9 million.
          At December 31, 2007 and 2006, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 51.1% and 99.0% of face amount, respectively.
          The Company had no unrealized losses on available-for-sale securities at December 31, 2007. The following table shows the Company’s available-for-sale mortgage-backed securities’ fair value and gross unrealized losses on temporarily impaired securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.
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

          The temporary impairment of securities at December 31, 2006 resulted from the fair value of the mortgage-backed securities falling below their amortized cost basis and was solely attributable to changes in interest rates. At December 31, 2006, the Company had the ability and intent to hold these securities for a period of time that is sufficient to recover all unrealized losses. As such, the Company does not believe any of these securities were other-than-temporarily impaired at December 31, 2006.
          The Company evaluates available-for-sale securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. Impairment losses of $481.7 million for the year ended December 31, 2007 were primarily due to assumption changes on certain mortgage-backed securities for increased loss expectations and increases in the discount rates used to calculate the fair value of mortgage-backed securities on the Company’s Residential Mortgage Credit portfolio. As discussed in Note 1, due to current business conditions, the Company cannot say with certainty that it has the ability to hold these securities until recovery of the impairment loss, and, therefore, has recorded the impairment through its statement of operations. Impairment losses of $7.0 million were recognized for the year ended December 31, 2006 of which $2.2 million were recognized due to the Company’s decision to reposition the Spread portfolio and the remaining impairment loss was due to assumption changes on certain mortgage-backed securities for increased loss expectations. Impairment losses of $112.0 million were recognized for the year ended December 31, 2005 due to the Company’s decision to reposition the Spread portfolio.

          The Company accounts for certain of the mortgage-backed securities in its Residential Mortgage Credit portfolio in accordance with the Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the mortgage-backed security must be written down to fair value if the fair value is below the amortized cost basis. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of a mortgage-backed security in its consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and impairment losses could be substantial.
          During the year ended December 31, 2007, the Company had realized losses of $182.7 million and gains of $1.6 million on the sales of mortgage-backed securities. During the year ended December 31, 2006, the Company had realized gains of $10.0 million and realized losses of $9.0 million on the sale of mortgage-backed securities. During the year ended December 31, 2005, the Company had realized gains of $60 thousand and realized losses of $129 thousand.
          The weighted-average lives of the mortgage-backed securities as of December 31, 2007 in the table below are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal, and are generally shorter than their stated maturities. The weighted-average lives of mortgage-backed securities, which includes the effects of prepayments is more representative of the actual life of the securities than the contractual maturity due to the tendency of the securities to prepay.
Weighted-Average Life of Mortgage-Backed Securities
(dollars in thousands)

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
Less than one year	$5,397	$5,397	7.97%
Greater than one year to five years	347,349	344,043	5.58
Greater than five years	83,139	100,844	6.30

Total	$435,885	$450,284	5.88%

          In January 2008, the Company sold mortgage-backed securities with a cost basis of approximately $132.6 million for proceeds of $132.3 million to an affiliated company of a director. This sale was reported to the audit committee of the board of directors in accordance with Company’s policy for such transactions and was deemed to be on terms that would have been obtained in an arms’ length transaction.

NOTE 4—LOANS HELD-FOR-INVESTMENT
          The following table summarizes the Company’s residential mortgage loans classified as held-for-investment, which are carried at amortized cost, net of allowance for loan losses.
Components of Residential Mortgage Loans Held-for-Investment
(in thousands)

	December 31,	December 31,
	2007	2006
Principal	$4,133,820	$5,472,325
Unamortized premium	95,668	124,412

Amortized cost	4,229,488	5,596,737
Allowance for loan losses	(38,145)	(5,020)

Total residential mortgage loans, net of allowance for loan losses	$4,191,343	$5,591,717

          At December 31, 2007 and December 31, 2006, residential mortgage loans had a weighted-average amortized cost of 102.3% of face amount.
Reconciliation of the Carrying Amounts of Loans Held-for-Investment
(in thousands)

	For the Year Ended December 31,
	2007	2006
Balance, beginning of period	$5,596,737	$507,177
Additions during the period:
Loan purchases, net of repurchases	1,675,375	5,545,103
Negative amortization	50,199	71,236

	1,725,573	5,616,339

Deductions during the period:
Collections of principal	1,389,069	519,247
Loan sales	989,299	—
Deconsolidation of securitization trust	642,500	—
Transfers to real estate owned	42,847	3,602
Amortization of premium	26,557	3,930
Charge-offs	2,550	—

	3,092,822	526,779

Balance, end of period	$4,229,488	$5,596,737

Detail of Carrying Amount of Loans Held-for-Investment
(carrying amount in thousands)

						Principal	Delinquent		Number of
			Weighted-	Weighted-		Amount of	Loans as a	Number of	Delinquent
			Average	Average	Carrying	Loans	Percentage	Loans	Loans as a
		Number	Interest	Maturity	Amount of	Delinquent	of Total	Delinquent	Percentage of
Description	Loan Balance	of Loans	Rate	Date	Mortgages	> 90 Days	Principal	> 90 Days	Total Loans
December 31, 2007:
Floating Rate	$0 – 250	1,989	8.23%	2040	$351,743	$14,226	0.34%	81	0.77%
	251 – 500	3,384	8.20	2040	1,255,786	87,060	2.06	233	2.22
	501 – 750	1,608	8.15	2041	954,042	58,054	1.37	99	0.94
	751 – 1,000	272	8.02	2040	229,904	17,488	0.41	21	0.20
	over 1,000	196	7.96	2041	252,838	23,157	0.55	17	0.16

		7,449			3,044,313	199,986	4.73	451	4.30

Hybrid	$0 – 250	1,178	6.68	2036	197,278	8,936	0.21	50	0.48
	251 – 500	1,253	6.59	2036	464,800	27,573	0.65	74	0.71
	501 – 750	467	6.53	2036	277,379	13,241	0.31	22	0.21
	751 – 1,000	107	6.58	2036	95,838	2,812	0.07	3	0.03
	over 1,000	37	6.90	2036	54,212	1,500	0.04	1	0.01

		3,042			1,089,507	54,062	1.28	150	1.43

Allowance for loan losses					(38,145)

Unamortized Premium					95,668

		10,491	7.72%		$4,191,343	$254,047	6.01%	601	5.73%

December 31, 2006:
Floating Rate	$0 – 250	2,802	8.12%	2046	$498,180	$1,976	0.04%	10	0.07%
	251 – 500	4,752	8.07	2046	1,775,980	7,825	0.14	22	0.16
	501 – 750	1,990	7.98	2046	1,177,712	4,520	0.08	8	0.06
	751 – 1,000	355	7.86	2046	302,649	995	0.02	1	0.01
	over 1,000	265	7.83	2046	334,494	5,514	0.10	4	0.03

		10,164			4,089,015	20,830	0.38	45	0.33

Hybrid	$0 – 250	1,452	6.68	2036	242,512	605	0.01	5	0.04
	251 – 500	1,570	6.49	2036	591,917	7,114	0.13	18	0.13
	501 – 750	548	6.51	2036	328,982	1,670	0.03	4	0.03
	751 – 1,000	152	6.67	2036	135,481	2,657	0.05	2	0.01
	over 1,000	56	6.75	2036	84,418	1,007	0.02	1	nm

		3,778			1,383,310	13,053	0.24	30	0.21

Allowance for loan losses					(5,020)
Unamortized Premium					124,412

		13,942	7.65%		$5,591,717	$33,883	0.62%	75	0.54%

nm = not meaningful
Geographic Concentrations of Loans Held-for-Investment

Top five geographic concentrations (% exposure):	December 31, 2007	December 31, 2006
California	56.5%	57.4%
Florida	9.7%	8.6%
Arizona	4.3%	4.1%
Virginia	3.9%	3.7%
Nevada	3.7%	3.4%

          The Company’s activity in the allowance for loan losses for the years ended December 31, 2007 and 2006 is as follows. The Company’s allowance for loan losses in the year ended December 31, 2005 was zero.
Allowance for Loan Losses
(in thousands)

	Year ended December 31,
	2007	2006
Balance, beginning of period	$5,020	$—
Provision for loan losses	39,293	5,176
Charge-offs	(6,168)	(156)

Balance, end of period	$38,145	$5,020

           At December 31, 2007 and 2006, $352.8 million and $50.3 million of residential mortgage loans, respectively, were estimated to have been impaired and were included in the Company’s analysis of the allowance for loan losses. At December 31, 2007 and 2006 residential mortgage loans in the amount of $11.8 million and $5.3 million, respectively, were individually evaluated and it was determined that no allowance for loan losses was required because the loan was eligible for put back to the seller or the value of the loan collateral, including any available mortgage insurance, was sufficient and no loss was expected on the loan.
          At December 31, 2007 and 2006, $254.0 million and $33.9 million, respectively, of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. Interest reversed for loans in non-accrual status at December 31, 2007 and 2006 was $10.5 million and $1.0 million, respectively. There were no loans in non-accrual status at December 31, 2005.
          At December 31, 2007 and 2006, the Company had $34.7 million and $3.6 million, respectively, of real estate owned that is included in other assets on its consolidated balance sheet.

NOTE 5—BORROWINGS
          The Company leverages its portfolio of mortgage-backed securities and loans held-for-investment through the use of various financing arrangements. The following table presents summarized information with respect to the Company’s borrowings.
Borrowings
(dollars in thousands)

	Borrowings	Weighted- Average	Fair Value of	Final Stated
	Outstanding	Interest Rate	Collateral(5)	Maturities (7)
December 31, 2007
Mortgage-backed notes (1)	$3,890,224	3.95%	$3,711,875	2046
Repurchase agreements (2)	546,429	7.23	396,657	2008
Collateralized debt obligations (3)	295,122	5.55	117,789	2047
Junior subordinated notes	92,788	8.42	none	2035
Convertible senior notes	90,000	8.63	none	2027
Revolving line of credit	15,833	9.10	none	2012

Total	$4,930,396	4.57%	$4,226,321

December 31, 2006
Mortgage-backed notes (1) (2)	$3,914,932	3.95%	$3,919,354	2046
Repurchase agreements	2,707,915	5.45	2,909,895	2008
Commercial paper facility (4)	639,871	5.36	643,823	2007
Warehouse lending facilities	752,777	5.80	794,420		(6)
Junior subordinated notes	92,788	8.58	none	2035

Total	$8,108,283	5.58%	$8,267,492

(1)	Outstanding balances for mortgage-backed notes exclude $24.4 million in unamortized premium at December 31, 2007 and $2.7 million at December 31, 2006. The carrying amount of loans pledged as collateral is $4.2 billion and $3.9 billion at December 31, 2007 and 2006, respectively.

(2)	Outstanding balances for repurchase agreements at December 31, 2007 excludes $19.8 million of unamortized discounts for the issuance of a warrant in conjunction with obtaining certain repurchase agreement financing.

(3)	Outstanding balance for collateralized debt obligations excludes $0.7 million of unamortized discounts at December 31, 2007.

(4)	The outstanding balance for commercial paper excludes $2.2 million of unamortized premiums at December 31, 2006 for commercial paper.

(5)	Collateral for borrowings consists of mortgage-backed securities and loans held-for-investment. Values listed as none are unsecured borrowings.

(6)	Borrowing has no stated maturity.

(7)	Mortgage-backed notes, repurchase agreements and collateralized debt obligations mature at various dates. The date above is the last maturity date for each type of borrowing. For mortgage-backed notes and collateralized debt obligations, the maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than the stated maturity.
          At December 31, 2007 and 2006, the Company had unamortized capitalized financing costs of $17.2 million and $15.9 million, respectively, related to the Company’s borrowings, which were deferred at the issuance date of the related borrowing and are being amortized using the effective yield method over the estimated life of the borrowing.
          Mortgage-Backed Notes
          The Company has issued non-recourse mortgage-backed notes to provide permanent financing for its loans held-for-investment. The mortgage-backed notes are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the one-month London Interbank Offered Rate, or LIBOR. The borrowing rates of the mortgage-backed notes reset monthly except for $0.2 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Loans held-for-investment collateralize the mortgage-backed notes. On a consolidated basis, the securitizations are accounted for as financings in accordance with SFAS No. 140 and qualify for consolidation with the Company’s balance sheet in accordance with FIN 46(R); therefore, the assets and liabilities of the securitization entities are consolidated on the Company’s consolidated balance sheet. See Note 12 for information on the deconsolidation of 2007-2.

          Repurchase Agreements
          The Company has entered into repurchase agreements with seven third-party financial institutions to finance the purchase of certain of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates based on one-month LIBOR plus a spread.
Repurchase Agreement Maturities
(in thousands)

	December 31, 2007	December 31, 2006
Overnight 1 day or less	$4,199	$—
Between 2 and 30 days	542,230	2,070,939
Between 31 and 90 days	—	201,976
Between 91 and 636 days	—	435,000

Total (1)	$546,429	$2,707,915

(1)	Balance at December 31, 2007 excludes $19.8 million of unamortized discounts for the issuance of a warrant in conjunction with obtaining certain repurchase agreement financing.
          In August 2007, the Company entered into repurchase agreement financing that was arranged by Arco, a related party. In exchange for the repurchase agreement financing, the Company issued a warrant that is accounted for as a debt discount that will be amortized over the life of the related financing. At December 31, 2007, unamortized discounts on repurchase agreements were $19.8 million. The Company recognized amortization of the discount of $2.5 million in interest expense for the year ended December 31, 2007.
Repurchase Agreement Amount at Risk
(dollars in thousands):

		Weighted-
		Average
		Days to
		Maturity of
	Amount at	Repurchase
Repurchase Agreement Counterparties	Risk(1)	Agreements
December 31, 2007:
Bear Stearns & Co.	$20,176	2
Greenwich Capital Markets Inc.	3,843	19

Total amount at risk	24,019	5

(1)	Equal to the sum of fair value of securities sold plus accrued interest income and the fair market value of loans pledged as collateral minus the sum of repurchase agreement liabilities plus accrued interest expense.
     The amount at risk table above excludes repurchase agreement counterparties where there are no amounts at risk in accordance with the calculation.
          On December 21, 2007, a repurchase agreement lender alleged that an event of default existed for an unspecified reason on the part of the Company and its affiliates under a master repurchase agreement. As a result, the repurchase agreement lender alleged that the repurchase date for reverse repurchase transactions by the Company and those affiliates having an aggregate repurchase price of approximately $8.0 million calculated as of December 21, 2007, would occur (to the extent that the repurchase date had not already occurred), and the repurchase agreement lender demanded payment by the Company of that aggregate repurchase price, together with interest thereon and expenses. Subsequent to December 31, 2007, the repurchase agreement lender informed the Company that it had sold the collateral for the repurchase agreement at a deficit of $7.3 million.
          The Company and its affiliates do not agree with the repurchase agreement lender that the above-described event of default exists. Furthermore, the Company and its affiliates believe that most of the securities subject to the related reverse repurchase transactions were sponsored, issued and underwritten by affiliates of the repurchase agreement lender and then sold to the Company by the underwriter, which is an agent of the repo lender, in violation of federal and state securities laws. The Company and an affiliate seek to rescind the related sale. Approximately $7.0 million of the approximately $8.0 million demanded by the repurchase agreement lender relates to the securities sponsored, issued, and underwritten by affiliates of the repurchase agreement lender.
          On December 24, 2007, the Company and an affiliate filed a lawsuit against affiliates of the repurchase agreement lender relating to the issuance and sale of the aforementioned securities. The lawsuit alleges that the defendants misrepresented, and failed to disclose, material information relating to the securities they offered and sold to the Company and an affiliate, entitling the Company and an affiliate to rescission and/or monetary damages.
     Warehouse Lending Facilities
          Mortgage Loan Financing. The Company had used warehouse lending facilities that were structured as repurchase agreements to finance mortgage loan purchases. These warehouse lending facilities were short-term borrowings that were secured by the loans and bore interest based on LIBOR. In general, the warehouse lending facilities provided financing for loans for a maximum of 120 days. Proceeds from the issuance of mortgage-backed notes were used to pay down the outstanding balance of warehouse lending facilities.
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
          At December 31, 2007, the Company had no borrowing capacity under outstanding lines of credit. The following table details outstanding lines of credit at December 31, 2006:
Warehouse Lending Facilities
(in millions)

	At December 31, 2006
			Weighted-
	Borrowing	Borrowings	Average
Counterparty	Capacity	Outstanding	Interest Rate
Mortgage loan financing:
Greenwich Capital Financial Products, Inc.	$1,000.0	$455.2	5.80%
Barclays Bank plc	1,000.0	290.1	5.78
Bear Stearns Mortgage Capital Corp.	500.0	7.5	5.77
Asset-backed securities financing:
Greenwich Capital Financial Products, Inc.	500.0	—	—

Total	$3,000.0	$752.8	5.80%

          As of December 31, 2007 the Company was not in compliance with certain debt covenants related to a warehouse credit facility with a borrowing capacity of $1.0 billion. There were no borrowings on this facility and the Company has no intention to use the facility. The remaining three facilities with a $2.0 billion borrowing capacity have expired and were not renewed.
     Commercial Paper Facility
          In August 2006, the Company established a $1.0 billion commercial paper facility, Luminent Star Funding I, to fund its mortgage-backed securities portfolio. Luminent Star Funding I was a single-seller commercial paper program that provided a financing alternative to repurchase agreement financing. It issued asset-backed secured liquidity notes that were rated by Standard & Poor’s and Moody’s. In August 2007, the commercial paper counterparty did not renew the Company’s commercial paper funding. The Company has liquidated all assets financed with commercial paper, and, as of September 30, 2007, the facility was closed.
     Collateralized Debt Obligations
          In March 2007, the Company issued $400.0 million of collateralized debt obligations, or CDOs, from Charles Fort CDO I, Ltd., a qualified REIT subsidiary of the Company. The CDOs are floating-rate pass-through non-recourse certificates that were initially collateralized at closing by $289.1 million of the Company’s mortgage-backed securities and $59.1 million of mortgage-backed securities that the Company retained from prior whole loan securitizations as well as an uninvested cash balance that was used to purchase additional securities subsequent to the CDO closing. As of December 31, 2007, the fair value of the collateral on the CDOs was $117.8 million, third-party investors held $294.4 million of certificates net of unamortized debt discounts and the Company retained $103.7 million of certificates including $22.9 million of subordinated certificates, which provide credit support to the certificates issued to third-party investors. The interest rates on the certificates reset quarterly and are indexed to three-month LIBOR. The Company accounted for this securitization transaction as a financing of the mortgage-backed securities in accordance with SFAS No. 140, and, therefore, the assets and liabilities of the securitization entities are included on the Company’s consolidated balance sheet.
          As of December 31, 2007, nine securities with a fair value of $1.9 million that collateralize the CDO were deemed to be in default by way of ratings downgrades. These securities have to date continued to make principal and interest payments as required by their individual structures. Because these securities are deemed to be in default, the principal payment structure of the CDO has converted from a pro-rata principal payment structure to a sequential principal payment structure where principal payments are paid to the highest rated bonds first and then will be made sequentially to each class of bond from highest to lowest. In addition, all interest payments collected by the trust on the securities that are deemed to be in default are made as principal payments on a sequential pay basis.
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
          The DST I notes in the amount of $51.6 million bear interest at a fixed rate of 8.16% per annum through March 30, 2010 and, thereafter, at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST I notes and trust securities mature in March 2035 and are redeemable on any interest payment date at the option of the Company in whole, but not in part, on or after March 30, 2010 at the redemption rate of 100% plus accrued and unpaid interest. Prior to March 30, 2010, upon the occurrence of a special event relating to certain U.S. federal income tax or investment company events, the Company may redeem the DST I notes in whole, but not in part, at the redemption rate of 107.5% plus accrued and unpaid interest.
          The DST II notes in the amount of $41.2 million bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST II notes and trust securities mature in December 2035, the Company may redeem the DST I notes at any interest payment date in whole, but not in part, at the redemption rate of 100% plus accrued and unpaid interest.
     Convertible Senior Notes
          In June 2007, the Company completed a private offering of $90.0 million of convertible senior notes, or the Notes, that are due in 2027 with a coupon of 8.125%.
          Prior to June 1, 2026, upon the occurrence of specified events, as defined in the Note agreement, primarily related to the price of the Company’s stock or change of control transactions, the Notes are convertible at the option of the holder at an initial conversion rate of 89.4114 shares of the Company’s common stock per $1,000 principal amount of Notes. The initial conversion price of $11.18 represented a 22.5% premium to the closing price of $9.13 per share of the Company’s common stock on May 30, 2007. On or after June 1, 2026, the Notes are convertible at any time prior to maturity at the option of the holder. Upon conversion of Notes by a holder, the holder will receive cash up to the principal amount of such Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of the Company in cash or in shares of the Company’s common stock. The initial conversion rate is subject to adjustment in certain circumstances which primarily relate to the issuance of new shares of common stock, as defined in the Note agreement.
          Prior to June 5, 2012, the Notes are not redeemable at the Company’s option, except to preserve the Company’s qualification as a REIT. On or after June 5, 2012, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, including additional interest, if any.

          Note holders may require the Company to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest), if any, on the Notes on June 1, 2012, June 1, 2017, June 1, 2022 or upon the occurrence of certain change in control transactions prior to June 5, 2012.
          In August 2007, due to cross defaults on certain of the Company’s repurchase agreement financing arrangements, the Company had an event of default on the Notes which made the Notes immediately due and payable. In November 2007, the Company notified the trustee that it had remedied the conditions that gave rise to the event of default under the agreement. As of December 31, 2007 the Company was in compliance with this provision of the agreement.
          As of December 31, 2007, the Company is paying an additional interest rate penalty of 0.50% per annum on the Notes due to its inability to file a registration statement with the Securities and Exchange Commission to register the securities associated with the convertible debt as required by the agreement. In accordance with GAAP the penalty rate is accrued until the time the Company estimates it will be in compliance with the terms of the agreement. As of December 31, 2007, $0.1 million was accrued for this penalty.
     Revolving Line of Credit
          In September 2007, the Company entered into a definitive credit agreement with Arco that was amended in December 2007 that provides for a revolving credit facility in the amount of the lesser of $16.0 million or 85% of eligible asset values as defined in the definitive credit agreement. The line of credit matures on September 26, 2012 and undrawn portions of the facility can be cancelled at the Company’s option. The line of credit bears interest at LIBOR plus 4.00%. A commitment fee of 0.50% is payable quarterly on the daily average amount of the unused line of credit. The facility will be repaid from net proceeds in excess of $250,000 from the sale, transfer or disposition of any property or asset of the Company or from 75% of the Company’s annual excess cash amount as defined in the agreement. The line of credit is secured by all of the assets of the Company that are not subject to a previous security interest. As of December 31, 2007, the Company was not in compliance with certain covenants required by this agreement; however, Arco has provided the Company with a waiver and has continued to allow the Company to maintain the lines of credit.
NOTE 6—CAPITAL STOCK AND EARNINGS PER SHARE
          Beginning on August 14, 2007, the Company entered into a series of agreements with Arco that provided it with repurchase agreement financing and a liquidity line of credit. In exchange for the repurchase agreement financing Arco received a warrant to purchase up to 51,000,000 shares of the Company’s common stock representing 49% of the voting interest in the Company and 51% of the economic interest in the Company on a fully diluted basis. The warrant holder has the right to elect to receive non-voting shares for any warrant exercised. The warrant is exercisable until September 30, 2012 at an exercise price of $0.18 per share subject to anti-dilution adjustments to maintain the economic ownership percentage of the Company attributable to the warrant at 51% on a fully-diluted basis. In addition, one of the agreements required that the Company’s board of directors include four directors satisfactory to Arco. The value of the warrant was recorded as a liability on the Company’s balance sheet with an offsetting balance as a debt discount. The debt discount will be amortized as additional interest expense over the term of the related debt. Changes in fair value of the warrant are recorded as a component of other income.
          The initial value of the warrant of $22.3 million was recorded as a liability with an offsetting amount recorded as debt discount on the related repurchase agreement financing. The debt discount will be amortized as additional interest expense over the weighted-average life of the repurchase agreement financing. The remaining weighted-average life of the repurchase agreement financing at December 31, 2007 was approximately 2.9 years. The change in fair value of the warrant between the issuance date and December 31, 2007 of $0.5 million was also recorded as a liability and was recorded as expense in consolidated statement of operations for the year ended December 31, 2007.

          The Company estimates the fair value of the warrant using the Black-Scholes Pricing Model. Values ascribed to the warrant as of the issuance date of August 14, 2007 and the balance sheet date of December 31, 2007 were as follows:
Warrant Pricing Assumptions

		December 31,
	August 14, 2007	2007
Risk-free interest rate	4.35%	3.45%
Expected life in years	5.04	4.67
Expected volatility (1)	30.0%	30.0%
Dividend yield (2)	0.0%	0.0%

(1)	The Company’s stock price volatility increased dramatically subsequent to July 31, 2007 due to unprecedented events in the mortgage industry and the Company’s liquidity concerns. That level of volatility is not considered to be indicative of volatility over the life of the warrant and therefore, expected volatility was calculated based on the Company’s stock price and competitors’ stock prices prior to July 31, 2007.

(2)	The Company has suspended the payment of its second quarter dividend and is not currently expecting to declare a dividend over the life of the warrant; therefore the dividend yield is estimated to be zero.
          On November 7, 2005, the Company announced a share repurchase program to repurchase up to 2,000,000 shares of its common stock at prevailing prices through open market transactions subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. On February 9, 2006, the Company announced an additional share repurchase program for an incremental 3,000,000 shares. On May 7, 2007, the Company announced an additional share repurchase program to acquire up to an additional 5,000,000 shares of common stock. For the year ended December 31, 2007, the Company repurchased 4,904,765 shares at a weighted-average price per share of $8.39, including 1,986,000 shares purchased from $18.1 million of the proceeds from the offering of the Notes in June 2007. The Company has repurchased 7,629,215 shares since the inception of the share repurchase program and has the remaining authority to acquire up to 2,370,785 more common shares. Currently, due to the Company’s liquidity concerns, the Company has no plans to repurchase shares of its common stock on the open market.
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
Reconciliation of Basic and Diluted Earnings Per Share

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Basic	Diluted(1)	Basic	Diluted	Basic	Diluted(2)
Net income (loss)	$(720,997)	$(720,997)	$46,797	$46,797	$(82,991)	$(82,991)
Weighted-average number of common shares outstanding	44,481,292	44,481,292	40,788,778	40,788,778	39,007,953	39,007,953
Additional shares due to:
Assumed conversion of dilutive common stock options and vesting of unvested restricted common stock	—	—	—	214,842	—	—

Adjusted weighted-average number of common shares outstanding	44,481,292	44,481,292	40,788,778	41,003,620	39,007,953	39,007,953

Net income (loss) per share	$(16.21)	$(16.21)	$1.15	$1.14	$(2.13)	$(2.13)

(1)	The Company has 55,000 shares in stock options and 8,034,212 shares in instruments related to convertible debt which are not included in the above calculation due to their anti-dilutive effect. In addition, the Company has a warrant outstanding to redeem 51,000,000 shares related to its financing agreements with Arco that are unexercised and anti-dilutive at December 31, 2007.

(2)	Conversion of common stock options and unvested restricted common stock is considered anti-dilutive.

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
Common Stock Available for Grant

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
December 31, 2007
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	(1,029,500)	(20,760)	(1,050,260)
Forfeited	—	—	—
Expired	—	—	—

Total available for grant	820,500	129,240	949,740

Outstanding Stock Options

December 31, 2007
Stock options outstanding (shares)	55,000
Weighted-average exercise price	$14.82
Weighted-average remaining life (years)	0.75
          At December 31, 2007, all outstanding stock options were fully vested and had no aggregate intrinsic value. No stock options were granted, exercised or forfeited during the year ended December 31, 2007.
Common Stock Awards

	Number of	Weighted-Average
	Common Shares	Issue Price
Outstanding, January 1, 2007	721,329	$9.13
Issued	269,094	9.32
Forfeited	—	—

Outstanding, December 31, 2007	990,423	$9.18

Non-vested Common Stock Awards

	Number of Common	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested, January 1, 2007	555,923	$9.20
Granted	269,094	9.32
Vested	(804,257)	9.25
Forfeited	—	—

Nonvested, December 31, 2007	20,760	$8.67

          The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
          The Company had issued common stock awards to certain employees. These awards normally vest over a period of time but are subject to provisions that accelerate the vesting. The financing agreement with Arco described in Note 5 represented a change in control as defined in certain of the stock award agreements, and, therefore, certain unvested awards vested on August 30, 2007. Total stock-based employee compensation expense related to common stock awards for the year ended December 31, 2007, 2006 and 2005 was $6.3 million, $2.2 million and $0.4 million, respectively. At December 31, 2007, stock-based employee compensation expense of $0.1 million related to non-vested common stock awards is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, repurchase agreements, commercial paper, warehouse lending facilities, revolving lines of credit, unsettled securities purchases and accrued interest expense approximates their carrying value on the consolidated balance sheet. The fair value of the Company’s investment securities is reported in Note 3. The fair value of the Company’s derivative instruments is reported in Note 10. The fair value of the Company’s warrant is reported in Note 6.
          The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.
Fair Value of Financial Instruments
(in thousands)

	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans held-for-investment	$4,191,343	$3,668,755	$5,591,717	$5,586,872
Mortgage-backed notes	3,914,643	3,634,636	3,917,677	3,919,353
Repurchase agreements	526,634	546,429	2,707,915	2,707,915
CDOs	294,416	123,133	—	—
Convertible senior notes	90,000	66,150	—	—
Junior subordinated notes	92,788	49,546	92,788	91,325
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of Accumulated Other Comprehensive Income
(in thousands)

	December 31,
	2007	2006	2005

Unrealized holding losses on securities available-for-sale	$(658,507)	$(5,957)	$(116,394)
Reclassification adjustment for net losses (gains) on sales of securities available-for-sale included in net income	181,149	(993)	69
Impairment losses on securities included in net income	481,654	7,010	112,008

Net unrealized gain on securities available-for-sale	4,296	60	(4,320)
Net deferred realized and unrealized gains on cash flow hedges	2,260	3,734	11,396
Net unrealized losses (gains) on equity securities available-for-sale	—	48	—

Accumulated other comprehensive income	$6,556	$3,842	$7,076

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

Derivative Contracts
(in thousands)

	Estimated Fair Value
	December 31,	December 31,
	2007	2006
Eurodollar futures contracts sold short	$—	$149
Interest rate swap contracts	(11,436)	4,383
Interest rate cap contracts	932	1,531
Credit default swaps	—	6,958
Realized and Unrealized Gains and Losses on Derivative Contracts
(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Free standing derivatives:
Realized gains	$50,212	$2,647	$983
Unrealized gains (losses)	(14,940)	1,363	(370)
Purchase commitment derivatives:
Realized gains (losses)	(984)	3,726	(1,421)
Unrealized gains (losses)	—	—	—
          The Company’s derivative contracts have master netting arrangements allowing it to net gains and losses in individual contracts with the same counterparty.
     Cash Flow Hedging Strategies
          Prior to January 1, 2006, the Company entered into derivative contracts that it accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, was recorded in other comprehensive income or loss. Hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. During the years ended December 31, 2007, 2006 and 2005, interest expense decreased by $1.5 million, $7.5 million and $1.4 million, respectively due to the amortization of net realized gains and hedge ineffectiveness gains.
NOTE 11—INCOME TAXES
          On June 27, 2007, the Company declared a cash dividend of $0.32 per share. Subsequently, the Company suspended the payment of the dividend representing an obligation of $13.6 million due to the Company’s liquidity concerns. In addition, the Company estimated that it has $31.2 million of undistributed REIT taxable income as of December 31, 2007. In order to maintain its qualification as a REIT, the Company must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008. The Company did not pay the dividend prior to December 31, 2007. Consequently, the Company will incur an excise tax on a portion of its undistributed REIT taxable income at a rate of 4.00%, payable on March 15, 2008. The Company is currently considering various options related to the distribution of its REIT taxable income.
          Although the Company has taken the position that it will be taxed as a REIT for the year ended December 31, 2007, it is still considering how to satisfy the distribution requirements. Because such tax position fails to meet the “more likely than not” tax benefit recognition threshold as set forth in FIN 48, which was adopted on January 1, 2007, the Company provided for income taxes for the year ended December 31, 2007 in accordance with the provisions of SFAS No. 109. The total amount of unrecognized tax benefits was $21.3 million as of December 31, 2007, all of which, if recognized, would affect the effective rate on continuing operations. If the Company meets the distribution requirement by September 15, 2008, then it will qualify as a REIT, and an unrecognized tax benefit of $21.3 million will be recognized in full.
          Deferred tax assets and liabilities are recognized under the liability method, which recognizes the future tax effect of temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company recorded a valuation allowance against deferred tax assets when it is more-likely-than-not that such assets will not be realized.
Components of Consolidated Provision for Income Taxes
(in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income taxes	$22,285	$151	$272
Deferred income taxes	(44)	18	(176)

	$22,241	$169	$96

Reconciliation to Statutory Tax Rate
(in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision (benefit) for income taxes computed at the statutory tax rate of 35%	$(244,565)	$16,438	$(29,013)

Change in tax provision resulting from:
REIT (income) loss not subject to corporate income tax	—	(18,708)	29,034
Change in valuation allowance	261,157	2,363	—
Non-deductible compensation — IRC 162(m)	481	—	—
Restricted stock expense	1,458	—	—
State & local taxes, net of federal benefit	3,717	61	70
Other	(7)	15	5

	$22,241	$169	$96

Components of Net Deferred Tax Assets and Liabilities
(in thousands):

	At December 31,
	2007	2006
Deferred tax assets:
Impairments and fair value adjustments of mortgage-backed securities	$175,835	$—
Capital loss carryforward	61,191	—
Provision for loan losses & servicing expense	21,403	—
Net operating loss	2,110	2,110
Restricted stock	—	127
Accrued expenses	222	37
Other	3	312

	263,793	2,586

Valuation allowance	(266,520)	(2,363)

Deferred tax liabilities:
Fixed assets	(58)	(41)
Other	(13)	(24)

	(71)	(65)

Net deferred tax asset	$202	$158

          Unrecognized tax benefits at December 31, 2007 and 2006 were $21.3 and zero, respectively.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recorded a $0.8 million expense for interest and penalties for the year ended December 31, 2007.
          The Company is subject to examination from various tax jurisdictions including the federal government, the state of California and the state of Pennsylvania. The IRS has completed examinations of the Company’s federal tax returns for taxable years through 2003. The State of California has also completed examinations of the Company’s state tax returns for taxable years through 2003. The outcome of the examinations did not have a material effect on the Company’s financial condition or results of operations. The Company and certain taxable corporate subsidiaries of the company remain open to examination for 2004 and forward.
          On March 17, 2008, the Company filed requests for extension of time to file its 2007 U.S. Federal Tax Return for Real Estate Investment Trusts, as well as U.S. federal, state, and local tax returns for Proserpine, LLC (a taxable REIT subsidiary). The Company did not include required payments totaling $1.8 million with these extension requests. As a result, the Company will incur penalties and interest at the IRS, state, and local prescribed rates until such delinquent taxes are paid in full. Approximately $1.4 million of the total delinquent amount represents federal excise tax on estimated undistributed REIT taxable income for 2007. The Company is currently evaluating options to maintain its qualification as a REIT; however, if the Company fails to do so, then it would owe corporate income tax instead of the $1.4 million in excise tax as shown on its extension request.
NOTE 12—DECONSOLIDATION OF VARIABLE INTEREST ENTITIES
          The Company consolidates variable interest entities if it is the primary beneficiary of the entity. During the third quarter of 2007, the Company sold some of its interests in its securitization trusts that were established to permanently finance its residential mortgage loans. These sales triggered a reconsideration event in accordance with FIN 46. As a result, the Company’s Luminent Mortgage Trust 2007-2, or 2007-2, securitization no longer qualified for consolidation in the Company’s consolidated financial statements. Residential mortgage loans in the amount of $642.5 million were removed from the Company’s balance sheet along with the related debt of $620.8 million. The Company recorded $12.8 million in losses on the deconsolidation of this securitization. The Company continues to hold mortgage-backed securities with a fair value of $6.4 million at December 31, 2007 related to the 2007-2 trust. These assets are included in the Company’s mortgage-backed securities portfolio as of December 31, 2007. All other securitizations other than the 2007-2 securitization continue to qualify for consolidation as of December 31, 2007.

NOTE 13—LEGAL MATTERS
     Class Action Lawsuits
          Following the Company’s August 6, 2007 announcement of actions the Company’s board of directors took, the Company and certain officers and directors were named as defendants in six purported class action lawsuits . A consolidated complaint has been filed, on behalf of a purported class of investors who purchased the Company’s securities between June 25, 2007 and August 6, 2007. The lawsuit alleges, generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning the Company’s operations and prospects, thereby artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages.
          The case involves complex issues of law and fact and has not yet progressed to the point where the Company can:
•	predict its outcome;

•	estimate damages that might result from the case; or

•	predict the effect that final resolution that the case might have on its business, financial condition or results of operations, although such effect could be materially adverse. The Company believes these allegations to be without merit. The Company intends to seek dismissal of the lawsuit for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend itself against these allegations. The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.
          In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on behalf of the Company against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. The Company believes the allegations in the stockholder derivative complaint to be without merit and filed motions to dismiss all claims. In response to these motions, plaintiff voluntarily filed an amended derivative complaint. The Company intends to file motions to dismiss the amended complaint; those motions are currently scheduled to be filed on April 13, 2008. Furthermore, any recovery in the derivative lawsuit would be payable to the Company, and this lawsuit is, therefore, unlikely to have a material negative effect on its business, financial condition or results of operations.
     Repurchase Agreement Litigation
          The Company has initiated legal proceedings against two repurchase agreement counterparties in U.S. District Court for the Southern District of New York regarding those counterparties’ disposition of certain mortgage-backed securities that were posted with them pursuant to certain repurchase agreements. The lawsuits allege that during the summer of 2007 the counterparties, among other things, failed to act in good faith and in a commercially reasonable manner in purportedly attempting to liquidate the securities posted with them and/or in attempting to credit the Company for the value of those securities, after certain margin calls were not met.
          Both of the defendants dispute the lawsuits’ allegations and are claiming that the liquidation of the posted collateral resulted in a deficit that is owed by the Company. One of the defendants has asserted counterclaims in the lawsuit against it, alleging that it is owed approximately $6.6 million (purportedly consisting of the alleged deficit amount plus certain principal and interest amounts paid on the securities it had seized) and demanding legal fees. The other counterparty has not yet asserted a counterclaim in the lawsuit against it, but had previously claimed a deficit of approximately $7.7 million.
          On December 21, 2007, a repurchase agreement lender alleged that an event of default existed for an unspecified reason on the part of the Company and its affiliates under a master repurchase agreement. As a result, the repurchase agreement lender alleged that the repurchase date for reverse repurchase transactions by the Company and those affiliates having an aggregate repurchase price of approximately $8.0 million calculated as of December 21, 2007, would occur (to the extent that the repurchase date had not already occurred), and the repurchase agreement lender demanded payment by the Company of that aggregate repurchase price, together with interest thereon and expenses. Subsequent to December 31, 2007 the repurchase agreement lender informed the Company that it had sold the collateral for the repurchase agreement at a deficit of $7.3 million.

          The Company and its affiliates do not agree with the repurchase agreement lender that the above-described event of default exists. Furthermore, the Company and its affiliates believe that most of the securities subject to the related reverse repurchase transactions were sponsored, issued and underwritten by affiliates of the repurchase agreement lender and then sold to the Company by the underwriter, which is an agent of the repo lender, in violation of federal and state securities laws. The Company and an affiliate seek to rescind the related sale. Approximately $7.0 million of the approximately $8.0 million demanded by the repurchase agreement lender relates to the securities sponsored, issued, and underwritten by affiliates of the repurchase agreement lender.
          On December 24, 2007, the Company and an affiliate filed a lawsuit against affiliates of the repurchase agreement lender relating to the issuance and sale of the aforementioned securities. The lawsuit alleges that the defendants misrepresented, and failed to disclose, material information relating to the securities they offered and sold to the Company and an affiliate, entitling the Company and an affiliate to rescission and/or monetary damages.
          The cases are in the early stages of discovery. We cannot predict the effect that final resolution of the cases might have on our business, financial condition or results of operations, although such effect could be materially adverse. The company believes the counterparties’ claims are without merit and the Company intends to vigorously defend itself against them if and to the extent they are pursued in the lawsuits.
NOTE 14—RELATED PARTY TRANSACTIONS
          In the ordinary course of its business operations, the Company has ongoing relationships and has engaged in transactions with several related entities described below.
          Beginning on August 14, 2007, the Company entered into a series of financing agreements with Arco. As a result of these agreements the Company issued Arco a warrant to purchase up to 51,000,000 shares of the Company’s common stock representing 49% of the voting interest in the Company and 51% of the economic interest in the Company on a fully diluted basis. In addition, as part of this series of agreements, four members were appointed to the Company’s board of directors who were satisfactory to Arco. See Note 5 and Note 6 for additional information on the terms of these agreements.
          At December 31, 2007, the Company had a facility through Arco and its affiliate to provide repurchase agreement financing and a revolving line of credit in the maximum amount of $190.0 million. At December 31, 2007, $142.4 million in repurchase agreement financing was outstanding, at an average interest rate of 10.96%. The repurchase agreements mature in January 2008. In addition, the Company had $15.8 million outstanding on a revolving line of credit provided by Arco at an average interest rate of 9.10%. The line of credit matures on September 26, 2012. As of March 12, 2008 the Company had moved additional repurchase agreement financing from third-parties to this facility and a total of $182.1 was outstanding on this facility.
          As of December 31, 2007, Arco had also provided guarantees on $161.9 million of repurchase agreement financing with an unaffiliated third-party.
          Prior to December 31, 2006 the Company paid fees to a related party for investment management and administrative services performed for of a portion of the mortgage-backed securities portfolio. The Company paid $5.8 million in 2006 to terminate this agreement. Base compensation paid for the year ended December 31, 2006 and 2005 was $5.9 million and $4.2 million, respectively. Base compensation in 2006 included the termination payment. Incentive compensation paid under the agreement for the years ended December 31, 2006 and 2005 was $0.7 million and $1.3 million, respectively. Incentive compensation primarily related to restricted common stock awards made in accordance with the agreement.
NOTE 15—SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)
Quarterly Financial Data
(in thousands, except share and per share amounts):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2007:

Interest income	$145,566	$146,469	$133,987	$94,855
Interest expense	115,204	122,222	112,392	78,912

Net interest income	30,362	24,247	21,595	15,943
Other income (expenses)	(273)	1,862	(511,616)	(186,397)
Expenses	15,242	17,812	28,860	32,563

	For the Quarter Ended
	March 31	June 30	September 30	December 31
Income tax expense (benefit)	460	(506)	1,755	20,533

Net income (loss)	$14,387	$8,803	$(520,636)	$(223,550)

Net income (loss) per share — basic	$0.30	$0.20	$(12.17)	$(5.19)

Net income (loss) per share — diluted	$0.30	$0.20	$(12.17)	$(5.19)

Weighted-average shares outstanding — basic	47,316,058	44,774,340	42,790,740	43,108,841

Weighted-average shares outstanding — diluted	47,427,502	44,898,778	42,790,740	43,108,841

Dividends declared per common share	$0.30	$0.32	$—	$—

2006:
Interest income	$61,592	$74,910	$95,098	$125,537
Interest expense	45,971	53,513	73,149	95,985

Net interest income	15,621	21,397	21,949	29,552
Other income (expenses)	8,462	5,350	(11,522)	(1,400)
Expenses	6,293	8,542	16,617	10,991
Income tax expense (benefit)	11	641	405	(888)

Net income (loss)	$17,779	$17,564	$(6,595)	$18,049

Net income (loss) per share — basic	$0.45	$0.45	$(0.17)	$0.39

Net income (loss) per share — diluted	$0.45	$0.45	$(0.17)	$0.39

Weighted-average shares outstanding — basic	39,491,786	38,609,963	38,695,800	46,282,380

Weighted-average shares outstanding — diluted	39,718,552	38,834,435	38,695,800	46,519,251

Dividends declared per common share	$0.05	$0.20	$0.30	$0.375

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On October 4, 2007, Deloitte & Touche notified us of its resignation as our independent registered public accounting firm. Deloitte & Touche’s report on our audited financial statements for each of the two fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreement with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during those two fiscal years and the interim period from December 31, 2006 to the date of Deloitte & Touche’s resignation.
          On November 9, 2007, our audit committee engaged Grant Thornton LLP as our independent registered public accounting firm.
ITEM 9A. CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and allow timely decisions regarding required disclosures.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
          There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of December 31, 2007 and their report dated March 25, 2008 expressed an unqualified opinion on our internal control over financial reporting is included following this item 9A.
          Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

March 25, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Luminent Mortgage Capital, Inc.
          We have audited Luminent Mortgage Capital, Inc.’s (a Maryland corporation) (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
           A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, Luminent Mortgage Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Luminent Mortgage Capital, Inc. and subsidiaries as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 25, 2008 expressed an unqualified opinion and contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 25, 2008
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Our board of directors currently consists of nine members. The members are as follows:
          Craig A. Cohen, age 46, is a Class III director who became our chairman of the board and one of our directors on September 26, 2007. Mr. Cohen has served as one of Arco’s directors since September 29, 2006. He co-founded Proprietary Capital LLC, a mortgage securities hedge fund manager based in Denver, Colorado, in 1997 where he has been managing partner since such time. At Proprietary Capital LLC, Mr. Cohen is responsible for portfolio management and prepayment modeling and forecasting of the firm’s mortgage-related portfolios, most notably the Lynx Fund I, the firm’s flagship hedge fund. Prior to his work at Proprietary Capital LLC, Mr. Cohen was a senior vice president at Oppenheimer & Co. in Los Angeles from 1990 to 1995, where he was responsible for managing fixed-income portfolios for the firm’s corporate clients. From 1985 to 1989, Mr. Cohen was a mortgage-related securities salesman for Dean Witter Reynolds, advising and effecting transactions in mortgage securities with large institutional mortgage investors. Throughout his career, Mr. Cohen has focused his efforts on uncovering non-traditional approaches to improving risk-adjusted performance for fixed-income investors. Mr. Cohen is a frequent lecturer at investment conferences, speaking on topics such as non-traditional rebalancing disciplines, utilizing volatility to enhance portfolio returns, absolute return compared to relative return fixed-income investing and interviewing hedge fund managers. He is a member of the Board of Directors of the University of Florida Investment Management Company, the management company for the University of Florida Foundation’s $1 billion endowment fund.
          Robert B. Goldstein, age 67, is a Class II director who has been one of our independent directors since 2003. Mr. Goldstein has been a founding principal of CapGen Capital Advisors LLC since August 2006. CapGen is a private equity fund specializing in banks and financial services companies with offices in Washington, D.C. and New York, New York. Mr. Goldstein has been a member of the board of directors of RSGroup Holdings, Inc. since August 2003 and a member of the board of directors, audit committee and executive committee of F.N.B. Corporation, a financial holding company, as well as chairman of its compensation committee since July 2003. Mr. Goldstein was chairman of the board of Bay View Capital Corporation, where he served from 2001 until April 2006. Since January 2007, Mr. Goldstein has also been a member of the board of directors of The BANKshares, Inc. and of its member bank, Bank Brevard, and a member of the executive network of Glencoe Capital LLC. Mr. Goldstein served as president of the Jefferson Division of Hudson United Bank in Philadelphia from 2000 to 2001, when Hudson United acquired Jeff Banks Inc., and was president of Jeff Banks Inc. from 1998 to 2000. Mr. Goldstein was chairman and chief executive officer of Regent Bancshares Corp. and Regent National Bank in Philadelphia, Pennsylvania, from 1997 to 1998, and from 1993 to 1996, he served as president and chief executive officer of Lafayette American Bank in Connecticut. Mr. Goldstein holds a B.B.A. degree from Texas Christian University, from which he graduated magna cum laude, and also served for seven years on the faculty of Southern Methodist University’s Graduate School of Banking.
          Jay A. Johnston, age 46, is a Class II director who became one of our directors on September 26, 2007. Mr. Johnston has served as the chairman and chief executive officer of Arco since September 13, 2006 and the chief executive officer of Arco’s manager since August 4, 2006. Since September 1999, Mr. Johnston has been the co-managing partner of Gramercy Advisors LLC, or Gramercy, where he has co-managed the portfolio investments of the GEMF and other accounts managed by Gramercy. Prior to joining Gramercy, from 1998 to 1999 Mr. Johnston was managing director and head of emerging markets fixed income sales at Deutsche Bank Securities, Inc. where he was responsible for a 13-person sales group. From 1996 to 1998, Mr. Johnston was a senior vice president at Lehman Brothers in the Emerging Markets Group. From 1984 to 1996, Mr. Johnston worked in institutional fixed income, emerging market and high yield sales at a variety of institutions including ING Baring Securities, Inc., Oppenheimer & Company, Inc. and Dean Witter Reynolds, Inc. From 1983 to 1984, Mr. Johnston was a portfolio manager at Patterson Capital

Corporation responsible for managing a $1.3 billion portfolio of mortgage-backed securities for a variety of U.S. savings and loans association. Mr. Johnson received a B.S. degree in finance from the University of Florida.
          Bruce A. Miller, CPA, age 65, is a Class III director who has been our lead independent director since our formation in June 2003. Mr. Miller is a retired managing partner of the E&Y Kenneth Leventhal Real Estate Group, San Francisco, California, where he served from 1980 to 1999. Mr. Miller is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Miller is the chairman of the board of LumenIQ, Inc., president of the board of The San Francisco Food Bank and is a director of Great Circle Water (Technologies), Inc. and California Center for Land Recycling. Mr. Miller is also a retired director of AMB Institutional Alliance REIT I, Inc. and Whitney Cressman Limited. Mr. Miller has been an advisor to David J. Brown Real Estate Investor since 1980. Mr. Miller earned a B.A. degree from Drexel University and an M.B.A. degree from New York University.
          S. Trezevant Moore, Jr., age 54, is a Class I director who is our president and has been a member of our board of directors since November 2005. He has served as our chief executive officer since May 2007. From November 2005 until May 2007, Mr. Moore served as our chief operating officer. For five years prior to joining us in March 2005, Mr. Moore was the executive vice president of capital markets for Radian Guaranty Inc. Prior to his service at Radian, Mr. Moore held several senior level positions in the mortgage industry, including First Union National Bank from 1997 to 2000, Nationsbanc Capital Markets from 1994 to 1997, Citicorp Securities from 1989 to 1994 and First Boston from 1984 to 1989. Mr. Moore earned both his B.A. and M.B.A. degrees from the University of Pennsylvania.
          Francesco Piovanetti, age 33, is a Class II director who became one of our directors on September 26, 2007. Mr. Piovanetti has served as president and chief operating officer and as a director of Arco since September 13, 2006 and as the president of Arco’s manager since August 4, 2006. Mr. Piovanetti has more than a decade of experience working in various areas of corporate finance, capital markets and investment banking. From 2003 until joining Arco and its manager, Mr. Piovanetti was a managing director for Asset Sourcing at Gramercy Advisors LLC. Prior to joining Gramercy, from 1997 to 2003, Mr. Piovanetti was employed as an analyst and later as an associate, a vice president and then as a director at Deutsche Bank in its Structured Capital Markets Group, which executed proprietary and client arbitrage transactions. From 1995 to 1997, he was a senior analyst in Deloitte & Touche LLC’s Corporate Finance Group where he consulted in the areas of commercial lending, mergers and acquisitions, management buyouts, capital sourcing and valuation services. Mr. Piovanetti received a BA/BS in Economics and Finance at Bryant College and an MBA in Finance from Columbia Business School.
          Zachary H. Pashel, age 35, is a Class I director who became one of our independent directors on September 26, 2007. Mr. Pashel is currently an executive vice president and head of structured finance of The Chotin Group Corporation overseeing its asset management business. The Chotin Group Corporation currently manages approximately $6 billion of structured product assets, primarily focused on residential mortgage credit and collateralized debt obligations. From 1997 through 2003, Mr. Pashel was a principal at Deson & Co. and Greyrock Capital Partners, both groups specializing in middle market private equity and M&A advisory services.
          Frank L. Raiter, age 60, is a Class III director who has been one of our independent directors since March 2007. Mr. Raiter also serves on the board of directors of Clayton Holdings Inc. Mr. Raiter is the retired managing director of Standard & Poor’s Ratings Group where he served from 1995 to 2005. Prior to his service at S&P, Mr. Raiter was the chief investment officer and treasurer of Caliber Bank in Phoenix, Arizona from March 1994 to September 1994 when Caliber was sold to Norwest Bank, and served from April 1990 to April 1994 as the assistant director, Office of Securities Transactions, of the Resolution Trust Corporation. Mr. Raiter also served as captain and company commander in the United States Marine Corps. Mr. Raiter earned a B.A. in Economics with honors from North Carolina State University and an MBA in Finance from the University of North Carolina.
          Joseph E. Whitters, CPA, age 49, is a Class I director who has been one of our independent directors since August 2003. Mr. Whitters has been a senior advisor to Frazier Health Care Ventures since 2006. Mr. Whitters has served on the board and as chairman of the audit committee of Omnicell, a publicly-owned medication-dispensing technology company since 2003 and has served as chairman of the board and chairman of the compensation committee of Mentor Corp., a medical products company, since 2004. Mr. Whitters was with First Health Group Corp., a managed health care company, where he most recently served as an executive vice president from March 2004 until the company was sold in January 2005. He joined First Health Group Corp. as its controller in October 1986, served as its vice president of finance from August 1987 to March 2004 and its chief financial officer from March 1988 to March 2004. From 1984 through 1986, he served as controller of United HealthCare Corp., a diversified medical services company. From 1983 to 1984, he served as manager of accounting and taxation for Overland Express, a publicly traded trucking company. From 1980 to 1983, he was a senior manager for audit and tax matters at Peat Marwick, a public accounting firm. Mr. Whitters holds a B.A. degree in accounting from Luther College in Decorah, Iowa.
          Certain information regarding our executive officers as of January 1, 2008 is as follows:

Name	Age	Position
S. Trezevant Moore, Jr.	54	President and Chief Executive Officer

Karen Chang	33	Senior Vice President and Chief Financial Officer

Dimitri Papatheoharis	36	Senior Vice President and Chief Investment Officer
          Business Experience of Our Executive Officers
          Set forth below is a brief account of the business experience of our chief financial officer and our chief investment officer.
          Karen Chang has been our senior vice president and chief financial officer since January 2008. From November 2003 until December 2007, Ms. Chang served as our vice president and controller, joining us shortly before our initial public offering in 2003. From 1996 to 2003, Ms. Chang was employed by Deloitte & Touche LLP, where she provided assurance services to clients in the financial services industry. Ms. Chang is a certified public accountant and has a bachelor of science degree in accounting from Boston College.
          Dimitri Papatheoharis is our senior vice president and chief investment officer. For seven years prior to joining us in 2007, Mr. Papatheoharis held several senior management positions at Radian Group Inc., most recently as senior vice president, capital markets, where he led the structured finance, credit derivatives and securitizations areas. For five years prior thereto, he was director of risk management at Commonwealth Mortgage Assurance Company, where he was in charge of credit risk and prepayment modeling and pricing. Mr. Papatheoharis holds a bachelors degree in risk management and actuarial science from Temple University and an MBA/MSC in Finance and Urban Land Economics from the University of British Columbia. He is also a CFA charter holder, a member of the Risk Management and Insurance Society and a member of the New York Society of Securities Analysts.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our directors, executive officers and persons holding 10% or more of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the SEC. Such persons are also required to furnish us copies of the forms so filed. Based solely upon a review of copies of such forms filed with us, we believe that during 2007 our executive officers and directors and our stockholders owning 10% or more of our common stock complied with the Section 16(a) filing requirements on a timely basis except that an amendment was filed to Francesco Piovanetti’s initial Form 3 report to disclose a holding that should have been reported in his initial Form 3 report and another acquisition of shares was reported with respect to Francesco Piovanetti on a Form 4 report that was reported late, and an acquisition of shares was reported with respect to Jay A. Johnston on a Form 4 report that was reported late.
          Code of Business Conduct and Ethics
          Our board of directors has established a code of business conduct and ethics. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of our code of ethics to appropriate persons identified in our code of ethics; and

•	accountability for adherence to our code of ethics.
          Public Availability of Corporate Governance Documents
          Our key corporate governance documents, including our corporate governance guidelines, our code of business conduct and the charters of our audit committee, compensation committee and governance and nominating committee are posted on our website at www.luminentcapital.com and available in print to any stockholder who requests them from our corporate secretary.
          Audit Committee
          Our audit committee is currently composed of three directors: Bruce A. Miller, CPA (chairman), Robert B. Goldstein and Joseph E. Whitters, CPA. Our board of directors has determined that all three members of our audit committee satisfy the independence requirements of the NYSE. Our board of directors has also determined that:
•	all members of our audit committee qualify as an “audit committee financial expert,” as defined by the SEC;

•	all members of our audit committee are “financially literate,” within the meaning of the NYSE rules; and

•	“independent” under the audit committee independence standards under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
          Introduction
          The compensation committee of our board of directors, which we refer to as our compensation committee, oversees our compensation and benefit plans and policies, administers our plans, including reviewing and approving equity awards to our executive officers, and reviews and approves annually all compensation decisions relating to our executive officers.
          Our compensation committee believes that the primary objectives of our compensation programs for our executive officers are to:
•	attract and retain talented and dedicated executive officers to oversee the growth, development and profitability of our business;

•	link the annual and long-term cash and stock incentive compensation of our executive officers to our financial and operational performance and to the performance of our stock; and

•	provide long-term compensation to our executive officers that motivates our executive officers to create stockholder value.
          To achieve these objectives, we compensate our executive officers through a combination of base salary, annual cash bonuses and long-term equity compensation designed to be competitive with the compensation paid by comparable mortgage companies. To assist our compensation committee in its analysis, we have prepared compensation and performance data for comparison purposes relating to an informal peer group of mortgage companies we believe are similar to us.

          In 2007, our compensation committee engaged Mercer Human Resource Consulting, a nationally recognized independent compensation consulting firm, to make recommendations for the compensation of our executive officers in 2008.
          Our Compensation Philosophy and Objectives
          The basic principles our compensation committee utilizes in establishing and reviewing the compensation of our executive officers are as follows:
•	the decision-making process of our compensation committee should include a review of the compensation recommendations made by our independent compensation consultants, including their analysis of the compensation of our executive officers compared to the compensation of other companies that our compensation consultants considered;

•	our compensation should enable us to attract, motivate and retain executive officers with the ability and talent to oversee meaningful growth and long-term profitability;

•	our compensation should be fair, competitive and reasonable in light of the responsibilities of our executive officers, their experience and their performance and should not exceed the median compensation of similarly positioned executive officers of the mortgage companies in the peer group we have analyzed for comparative purposes; and

•	a significant portion of the compensation of our executive officers should be “at risk”, i.e., contingent on the achievement by our executive officers of individual goals and objectives as well as our corporate objectives as established by our board of directors. These objectives relate to net income after tax, establishment of fee-based businesses and reduction of leverage.
          The Compensation of Our Named Executive Officers
          Our executive officers receive the following types of compensation:
          • Base Salary. The base salaries of our executive officers are established based on the scope of their responsibilities, taking into account compensation paid by other mortgage companies in our peer group and the recommendations of our independent compensation consultants. We generally believe that the base salaries of our executive officers should be comparable to the compensation range for executive officers with similar responsibilities at comparable mortgage companies. Our compensation committee reviews the base salaries of our executive officers annually and adjusts those salaries in response to market levels after taking into account individual responsibilities, performance, experience and compensation history.
          • Annual Cash Bonus. The practice of our compensation committee is to pay annual cash bonuses to our executive officers. The annual cash bonuses of our executive officers are based on the achievement of our financial and operating goals and their individual performance. These objectives vary according to the individual, but generally relate to our results of operations, success in raising capital and increasing the book value of our common stock. The annual cash bonuses approved by our compensation committee are paid in a single installment following the completion of a given fiscal year. Under the employment agreements we have with our senior vice president and chief financial officer and our senior vice president and chief investment officer, each of them is entitled to a minimum annual bonus. However, our compensation committee may increase the annual cash bonus paid to our executive officers based upon the recommendations of our independent compensation consultants and the evaluation of our compensation committee.
          • Long-Term Equity Incentives. We believe that we can best maximize our long-term performance when the performance of our executive officers is motivated by equity-based awards that provide value based on our long-term performance. Our equity compensation plans have been designed to provide all of our employees, including our executive officers, with equity incentives to foster the alignment of the interests of our employees and executive officers with the interests of our stockholders, and our compensation committee believes the use of equity-based awards helps us realize the objectives of our compensation philosophy. Our equity-based compensation plans provide the principal method by which our executive officers can acquire significant ownership of our common stock. We believe that the aggregate annual value of our equity-based awards to our executive officers are comparable to the stock-based awards granted by other mortgage companies delineated by our independent compensation consultants and our peer group analysis.

          The primary form of equity compensation that we have historically awarded to our executive officers is restricted stock awards. Our compensation committee determines the dollar amount of equity compensation that it wants to provide to an individual executive officer and then awards a number of shares of restricted common stock that have a fair market value equal to that amount on the date of award. We determine the fair market value of our restricted stock awards based on the closing price of our common stock on the NYSE on the day our compensation committee makes an award.
          We have stock option plans that authorize us to grant options to purchase shares of our common stock to our employees, officers, directors and consultants. We did not grant any stock options in 2006 or 2007. As a result of the adoption of Statement of Financial Accounting Standards No. 123(R), the accounting treatment of stock options has become less favorable to issuers. As a result, our compensation committee has determined to provide equity compensation to our officers and employees in the future only by granting restricted stock awards and not to grant stock options in the future except in currently unforeseen circumstances.
          • Severance Benefits and Retention Agreements. During 2007, we had employment agreements with Gail P. Seneca, S. Trezevant Moore, Jr. and Christopher J. Zyda.
          On September 26, 2007, Gail Seneca resigned as Chairman of our Board and as a director. We did not pay any severance compensation to Ms. Seneca. On December 31, 2007, Christopher J. Zyda resigned as our Senior Vice President and Chief Financial Officer because of the relocation of our headquarters to Philadelphia, Pennsylvania. We did not pay any severance compensation to Mr. Zyda.
          As part of the downsizing of our workforce that commenced in August 2007, we entered into retention agreements with S. Trezevant Moore, Jr., our President and Chief Executive Officer, and Christopher J. Zyda, then our Senior Vice President and Chief Financial Officer. These agreements provided for the payment of a retention bonus of $1.0 million to Mr. Moore and $750,000 to Mr. Zyda, which were in lieu of any other bonus compensation due them in respect of their employment agreements with us. The purpose of the retention agreements was to incentivize Mr. Moore and Mr. Zyda to remain in our employ through December 31, 2007 in light of the unprecedented conditions affecting the mortgage industry since the second half of 2007. The retention bonuses were paid in full in 2007, except for one payment to Mr. Moore that we made in January 2008.
          On August 31, 2007, one of our subsidiaries entered into a retention agreement with Eleanor Cornfeld Melton, then our Senior Vice President and Chief Credit Officer, pursuant to which we paid her a retention bonus of $91,623 in two equal installments through the termination of her employment on September 30, 2007.
          On September 25, 2007, one of our subsidiaries entered into a retention and separation agreement with Ronald Viera, then our Senior Vice President and Chief Risk Officer. Pursuant to the agreement, Mr. Viera ceased to be one of our executive officers as of September 30, 2007 and his employment relationship with us terminated on December 31, 2007. Under the agreement, Mr. Viera received his regular salary and a 2007 target bonus of $285,000 less applicable withholding all of which was paid in 2007.
          On September 28, 2007, one of our subsidiaries entered into a separation agreement with Ms. Melton, then our Senior Vice President and Chief Credit Officer. Pursuant to the agreement, Ms. Melton received her regular salary through December 31, 2007. Ms. Melton’s employment and her position as our Senior Vice President and Chief Credit Officer ended effective September 30, 2007. We also entered into a consulting agreement with Ms. Melton on September 28, 2007. We paid her a retainer fee of $2,000 for entering into the consulting agreement with us and agreed to pay her at the rate of $200 per hour for services rendered. No such services have been rendered to date, nor have we made any payments to Ms Melton under this agreement.
          We currently have an employment agreement described in greater detail below with Mr. Moore that continually renews one day at a time so that the unexpired term of Mr. Moore’s employment agreement is three years at all times. In addition, we have employment agreements with Ms. Chang and Mr. Papatheoharis, who became executive officers in January 2008, that continually renew one day at a time so that the unexpired term of their employment agreements is two years at all times. In the event that the employment of Mr. Moore, Ms. Chang or Mr. Papatheoharis is terminated without “cause” or Mr. Moore, Ms. Chang or Mr. Papatheoharis terminates his or her employment with us for “good reason”, they are entitled to payment of their base salary and minimum annual cash bonus for the remaining term of their employment agreements and any unvested portion of restricted stock awards held by them automatically vests immediately.
          In general, “cause” means:

•	the executive officer’s willful and continued failure substantially to perform his or her material duties with us or a violation of a material law after written notice from us and a reasonable opportunity to cure such failure or violation;

•	fraud, breach of fiduciary duty, dishonesty, misappropriation or other action by the executive officer that causes intentional material damage to our property or business;

•	repeated absences from work for other than physical or mental impairment or weakness;

•	admission or conviction of a felony or other crime, that, in the reasonable opinion of our board of directors, adversely affects the ability of the executive officer to perform his or her obligations under his or her employment agreement; or

•	the failure of the executive officer to devote substantially all of his or her business time and attention to the performance of his or her duties under his or her employment agreement.
          In general, “good reason” exists when:
•	the position or scope of the executive officer’s authority, duties or responsibilities are materially diminished;

•	we commit a material breach of the employment agreement that is not cured after notice; or

•	the employment of the executive officer is terminated without cause.
          Our executive officers have no contractual rights to receive any payments from us merely because we have undergone a change of control. However, upon a change of control, any unvested portion of any restricted stock awards held by our executive officers would vest upon the occurrence of the change of control.
          • 401(k) Plans. We maintain a 401(k) plan for all of our employees, including our executive officers. We do not make matching contributions to the plan.
          • Employee Benefit Plans. Our employees, including our named executive officers, are entitled to receive various employee benefits, including medical and dental care plans, flexible spending accounts for healthcare, life, accidental death and dismemberment disability insurance, employee confidential counseling programs, benefit advocacy counseling, a 401(k) plan and paid vacation.
          • Perquisites and Other Benefits. The perquisites and other benefits we provide to our executive officers are less than $10,000 per year in the aggregate, except for tuition reimbursement expenses and fees we have agreed to pay for Karen Chang.
     The Operation of Our Compensation Process
          Our compensation committee recommends all compensation and awards to our executive officers for final discretionary action by our board of directors. Our compensation committee, in recommending the annual compensation of our executive officers for approval by our board of directors, reviews the performance and compensation of our executive officers and considers the recommendations of our independent compensation consultants. In assessing the performance of our executive officers in relation to the objectives established by our board of directors, our compensation committee reviews specific achievements associated with attainment of the objectives, the degree of difficulty of the objectives and the extent to which significant unforeseen obstacles or favorable circumstances affected their performance.
          To assist the analysis of our compensation committee, we have established a list of mortgage companies that we consider as our peer group. We use the compensation data from the companies in this group for developing a comparison with our executive officers with similar responsibilities. The mortgage companies we currently consider as part of our peer group are Impac Mortgage, Redwood Trust, MFA, Anworth, Annaly, Friedman Billings Ramsey, North Star Realty Finance and Capital Trust.
          Our compensation committee utilizes the following governance procedures in discharging its responsibilities:

•	the chairman of our compensation committee meets with our chief executive officer in advance of each compensation committee meeting to review the agenda for the compensation committee meeting. When appropriate, our independent compensation consultants participate in these meetings;

•	documentation relevant to the matters to be considered at each meeting of our compensation committee is provided several days in advance to each member of our compensation committee to provide the members of our compensation committee adequate time for review;

•	our compensation committee has the authority to request, and has requested, the participation of our independent compensation consultants and our independent legal counsel at compensation committee meetings;

•	our compensation committee holds an executive session as part of each of its meetings at which none of our executive officers are present;

•	our compensation committee provides minutes of all of its meetings to our board of directors and consults with our independent directors as appropriate about significant compensation matters, including matters affecting the compensation of our chief executive officer, our chief financial officer and our chief investment officer;

•	our compensation committee conducts its business in accordance with its charter, which is available on our website at www.luminentcapital.com, reviews its charter annually in light of developments affecting the compensation of executive officers of public corporations and develops an annual schedule for compliance with each of the mandates of our compensation committee’s charter; and

•	our compensation committee conducts an annual self-evaluation of its performance.
Restatements
          It is the policy of our board of directors that our compensation committee will, to the extent legally permitted, have the sole authority to make retroactive adjustments to any cash or equity-based compensation paid to our executive officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement, and seek to recover any amount subsequently determined to have been inappropriately received by any of our executive officers.
Tax Matters
          Section 162(m) of the Code generally does not allow a deduction to us for U.S. federal income tax purposes to the extent that the annual compensation we pay to any of our executive officers named in the Summary Compensation Table in this proxy statement/prospectus is in excess of $1 million. However, compensation paid to such an executive officer that is paid pursuant to a performance-based plan is generally not subject to the Section 162(m) limitation. Our restricted stock awards are not considered “performance-based” compensation for the purposes of Section 162(m). Although our compensation committee is aware of the Section 162(m) limitation, our compensation committee believes that it is equally important to maintain flexibility and competitive effectiveness of the compensation of our named executive officers. Our compensation committee may, therefore, from time to time, authorize compensation that is not deductible for federal income tax purposes if our compensation committee believes it is in our best interests and the best interests of our stockholders to do so.

Summary Compensation Table
          The following table summarizes the compensation we paid during 2006 and 2007 to our chairman and chief executive officer, our president and chief operating officer who became our chief executive officer during 2007, our senior vice president and chief financial officer and Eleanor Cornfeld Melton and Ronald Viera, who served as our executive officers during 2007 but who were not executive officers at December 31, 2007. We refer to these persons, who are named in the table below, as our named executive officers. We do not provide any pension or deferred compensation benefits to our named executive officers.

Name and				Stock	All Other
Principal Position	Year	Salary($)	Bonus($)(1)	Awards($)(1)	Compensation($)(2)	Total($)
Gail P. Seneca,	2007	356,057	—	1,504,250	86,644	1,946,951
Chairman of the Board and Chief Executive Officer to May 10, 2007	2006	650,000	350,000	1,552,000	125,000	2,677,000

S. Trezevant Moore, Jr.,	2007	577,180	750,000	1,421,937	91,522	2,840,639
President and Chief	2006	350,000	500,000	432,859	83,303	1,366,162
Operating Officer to May 10, 2007 Chief Executive Officer since May 10, 2007

Christopher J. Zyda,	2007	429,824	750,000	1,227,681	55,956	2,463,461
Senior Vice President	2006	250,000	450,000	138,305	19,943	858,248
and Chief Financial Officer to December 31, 2007

Eleanor Cornfeld Melton	2007	264,188	91,623	184,930	14,156	554,898
Senior Vice President	2006	234,000	409,000	22,903	6,747	672,652
and Chief Credit Officer to September 30, 2007

Ronald Viera	2007	267,788	285,000	244,239	19,083	816,110
Senior Vice President	2006	202,500	275,000	34,961	11,300	523,961
and Chief Risk Officer to September 30, 2007

(1)	Amounts determined by our compensation committee. In accordance with SEC rules, this column represents the dollar amounts we recognized for financial statement reporting purposes for 2007 and 2006 for restricted stock awards granted during these and prior years in accordance with SFAS 123R. No named executive officer forfeited any stock awards during 2007 or 2006. For additional information on the valuation assumptions underlying the value of these awards, see Note 7 to our consolidated financial statements for the year ended December 31, 2007 included elsewhere in this Form 10-K. All unvested restricted stock awards vested in full on August 30, 2007 because the issuance of the warrant to Arco, which constituted a change of control as defined in our restricted stock agreements.

(2)	All other compensation consisted primarily of dividend equivalent rights on shares of our common stock that are the subject of unvested restricted stock awards and life insurance premiums we pay on behalf of our executive officers. The perquisites we provided during 2007 to our named executive officers were less than $10,000 in the aggregate.

Employment Agreements
          With the approval of our compensation committee, we entered into employment agreements effective as of January 1, 2008 with S. Trezevant Moore, Jr. and Dimitri Papatheoharis and entered into an employment agreement with Karen Chang effective as of October 17, 2007. Ms. Chang and Mr. Papatheoharis became executive officers in January 2008. For a discussion regarding severance benefits and retention agreements with our named executive officers, see “The Compensation of Our Named Executive Officers.” A summary of the principal provisions of these employment agreements follows:
          S. Trezevant Moore, Jr.
          Base Salary. Mr. Moore’s employment agreement provides for an annual base salary and his fixed annual base salary for 2008 is $700,000.
          Annual Cash Bonus. Mr. Moore’s employment agreement provides for an annual cash bonus of up to $700,000 as determined by our compensation committee based on objective criteria adopted by our compensation committee.
          Restricted Stock Awards. Mr. Moore’s employment agreement provides that he shall receive annual restricted stock awards of that number of shares of our common stock as may be fixed in the discretion of our board of directors based upon our performance and the contribution of Mr. Moore to that performance. Each award vests over three years at the rate of one-third each year on the anniversary date of each award.
          Change of Control. Our employment agreement with Mr. Moore provides that, upon a change of control, any then unvested restricted stock awards held by Mr. Moore automatically become fully vested. Accordingly, the restricted stock awards held by Mr. Moore vested in August 2007 following the issuance of the warrant to Arco.
          Employment Term. Our employment agreement with Mr. Moore provides for an employment term of three years. The employment term automatically extends every day by one day so that the employment term is three years at all times, unless Mr. Moore or we notify the other of the termination of his employment under the employment agreement.
          Karen Chang
          Base Salary. Ms. Chang’s employment agreement provides for an annual base salary and her fixed annual base salary for 2008 is $300,000.
          Annual Cash Bonus. Ms. Chang’s employment agreement provides for a minimum annual cash bonus of $300,000 for 2008 and a minimum annual bonus of not less than $125,000 in subsequent years as determined by our compensation committee based upon objective criteria adopted by our compensation committee.
          Restricted Stock Awards. Ms. Chang’s employment agreement provides that she shall receive annual restricted stock awards of that number of shares of our common stock as may be fixed in the discretion of our board of directors based upon our performance and the contribution of Ms. Chang to that performance. Each award vests over three years at the rate of one-third each year on the anniversary date of each award.
          Change of Control. Our employment agreement with Ms. Chang provides that, upon a change of control, any then unvested restricted stock awards held by Ms. Chang automatically become fully vested.
          Employment Term. Our employment agreement with Ms. Chang provides for an employment term of two years. The employment term automatically extends every day by one day so that the employment term is two years at all times, unless Ms. Chang or we notify the other of the termination of her employment under the employment agreement.
          Tuition Reimbursement. We have agreed to reimburse Ms. Chang for her tuition-related expenses, fees and travel expenses in connection with her graduate MBA program.

          Dimitri Papatheoharis
          Base Salary. Mr. Papatheoharis’s employment agreement provides for an annual base salary and his fixed annual base salary for 2008 is $300,000.
          Annual Cash Bonus. Mr. Papatheoharis’s employment agreement provides for a minimum annual cash bonus of $300,000 for 2008 and a minimum annual bonus of not less than $125,000 in subsequent years as determined by our compensation committee based on objective standards adopted by our compensation committee.
          Restricted Stock Awards. Mr. Papatheoharis’s employment agreement provides that he shall receive annual restricted stock awards of that number of shares of our common stock as may be fixed in the discretion of our board of directors based upon our performance and the contribution of Mr. Papatheoharis to that performance. Each award vests over three years at the rate of one-third each year on the anniversary date of each award.
          Change of Control. Our employment agreement with Mr. Papatheoharis provides that, upon a change of control, any then unvested restricted stock awards held by Mr. Papatheoharis automatically become fully vested.
          Employment Term. Our employment agreement with Mr. Papatheoharis provides for an employment term of two years. The employment term automatically extends every day by one day so that the employment term is two years at all times, unless Mr. Papatheoharis or we notify the other of the termination of his employment under the employment agreement.
Grants of Plan-Based Awards
          Our compensation committee approved restricted stock awards to our named executive officers in 2007 as follows:

All Other
		Stock Awards:	Grant Date
		Number of Shares	Fair Value of Stock
Name	Grant Date	of Stock or Shares(#)	and Option Awards($)
Gail P. Seneca	1/2/07	75,000 (1)	$782,250
S. Trezevant Moore, Jr.	—	—	—
Christopher J. Zyda	1/2/07	75,000 (1)	782,250
Eleanor Cornfeld Melton	—	—	—
Ronald Viera	—	—	—

(1)	One-half of this award was scheduled to vest on January 2, 2008 and one-half was scheduled to vest on January 2, 2009. These awards vested on August 30, 2007 because the issuance of the warrant to Arco constituted a change of control under our restricted stock award agreements.
Stock Incentive Plans
          We have a stock incentive plan and an outside advisors stock incentive plan pursuant to which awards relating to our common stock can be authorized at the discretion of our compensation committee. The purpose of the plans is to provide long-term incentive awards to our employees, consultants and advisors as a means to attract, motivate, retain and reward eligible persons.
          We have reserved 1,850,000 shares under our stock incentive plan and 150,000 shares under our outside advisors stock incentive plan. If shares covered by an option cease to be issuable for any reason, that number of shares may again become the subject of options granted under the plans. The awards can take the form of incentive stock options, non-qualified stock options, stock appreciation rights, stock shares and other stock-based awards. With the exception of outstanding options to purchase a total of 55,000 shares granted in 2003 at a weighted-average exercise price of $14.82, we have not utilized these plans in the past and we do not intend to utilize these plans for the grant of stock options in the future absent currently unforeseen circumstances. The term of each outstanding option is ten years from the date the option was granted. All outstanding options are fully vested.
          The number and kind of shares available for grants under our plans and options outstanding under our plans and the exercise price of outstanding options are subject to adjustment by our compensation committee in the event of a merger, consolidation, reorganization, stock split, stock dividend or other event affecting the number of outstanding shares of our common stock. Unless otherwise provided in individual option agreements, the vesting of unvested options do not automatically accelerate in the event of a business combination or in the event of the sale of all or substantially all of our assets.

     Our compensation committee has:
•	the authority to determine the persons eligible to be granted options, the number of shares subject to each option, the exercise price of each option, the vesting schedule, circumstances in which the vesting of options is accelerated and any extension of the period for exercise; and

•	full discretionary authority to determine any matters relating to options granted under our plans.
          Our board of directors has the authority to suspend, amend or terminate our plans, except as would adversely affect the rights of persons holding outstanding awards without the consent of such person.
Outstanding Equity Awards at Fiscal Year End
          The following table summarizes the outstanding equity awards held by our named executive officers at December 31, 2007:

	Option Awards				Stock Awards
Market
					Number of	Value of
					Shares or	Shares or
	Number of Securities				Shares of	Shares of
	Underlying		Option	Option	Stock That	Stock That
	Unexercised Options		Exercise	Expiration	Have Not	Have Not
Name	Exercisable(#)	Unexercisable(#)	Price($)	Date	Vested(#)	Vested($)
Christopher J. Zyda	50,000	—	$15.00	3/30/08	—	—
Option Exercises and Stock Vested
          The following table summarizes stock options exercised and restricted stock vested for our named executive officers during the year ended December 31, 2007:

	Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of	Value
	Acquired	Realized on	Shares Acquired	Realized on
Name of Executive Officer	on Exercise (#)	Exercise ($)(1)	on Vesting (#)	Vesting ($)(1)
Gail P. Seneca	—	—	275,000	1,236,625
S. Trezevant Moore, Jr.	—	—	165,083	491,120
Christopher J. Zyda	—	—	130,043	227,523
Eleanor Cornfeld Melton	—	—	21,500	62,673
Ronald Viera	—	—	30,000	97,919

(1)	Value realized is based upon the average of the high and low trading price of our common stock on the NYSE on the date of exercise or vesting.

Pension Benefits
          None of our named executive officers participated in or had an account balance in qualified or non-qualified defined benefit plans that we sponsored in 2007, and none is contemplated for 2008.
Non-qualified Deferred Compensation
          None of our named executive officers participated in or had account balances in non-qualified deferred compensation plans or other deferred compensation plans that we maintained in 2007, and none is contemplated for 2008.
Director Compensation
          During 2007, we paid:
•	each of our non-officer director a fee at the annual rate of $40,000;

•	our lead independent director an additional fee at the annual rate of $20,000;

•	the chairperson of the audit committee of our board of directors an additional fee at the annual rate of $20,000;

•	the chairperson of the compensation committee of our board of directors an additional fee at the annual rate of $10,000;

•	the chairperson of the governance and nominating committee of our board of directors an additional fee at the annual rate of $10,000; and

•	each member of a committee of our board of directors an attendance fee of $1,500 per meeting.
          We also reimburse all of our directors for their expenses in attending meetings of our board of directors and the committees of our board of directors.
          We do not currently compensate any of our named executive officers for serving as a member of our board of directors or its committees. We pay Craig A. Cohen an annual retainer of $100,000 for serving as Chairman of the Board.

          The following table sets forth a summary of the compensation we paid to our non-officer directors during 2007. Leonard Auerbach and Donald H. Putnam served as directors from January 1, 2007 until September 26, 2007. Jay A. Johnston, Francesco Piovanetti and Zachary H. Pashel have served as directors since September 26, 2007.

Name	Year	Fees Earned or Paid in Cash($)	Stock Awards	Total($)(1)
Leonard Auerbach	2007	30,002	5,833	35,835

Craig A. Cohen	2007	12,488	—	12,488

Robert B. Goldstein	2007	84,002	5,833	89,835

Jay A. Johnston	2007	10,000	—	10,000

Bruce A. Miller	2007	119,835	5,833	125,668

Zachary H. Pashel	2007	11,500	—	11,500

Francesco Piovanetti	2007	10,000	—	10,000

Donald H. Putnam	2007	36,002	5,833	41,835

Frank L. Raiter	2007	42,335	5,833	48,168

Joseph E. Whitters	2007	59,502	5,833	65,335

(1)	Excludes expense reimbursement.
          Equity Compensation
          For 2007, each non-employee director received a grant of restricted stock determined by dividing $30,000 by the closing price of our common stock on the NYSE on May 23, 2007, the date of our annual meeting of stockholders. The restricted stock award will vest ratably over three years.
          Our compensation committee maintains stock ownership guidelines for our non-employee directors. Under these guidelines, each non-employee director is expected to own shares of our common stock equal in market value to three times the value of the annual grant of restricted stock the non-employee director receives. By way of example, assuming the value of the annual restricted stock award is $30,000, the target ownership level for a director would be $90,000. Our policy further contemplates that none of our non-employee directors would sell any of our common stock under circumstances that would cause that director not to own shares of our common stock with a value of at least $90,000.
          Compensation Committee Interlocks
          None of the members of our compensation committee is a current or former officer or employee of ours. During 2007, none of our executive officers served as members of the board of directors or of the compensation committee of any entity that has one or more executive officers who served on our board of directors or our compensation committee.
          Report of Our Compensation Committee
          The following report of our compensation committee does not constitute proxy solicitation material and shall not be deemed filed or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this compensation committee report by reference therein.
          Our compensation committee reviewed and discussed the compensation discussion and analysis that appears under the caption “Executive Compensation” of this proxy statement/prospectus with management.
          Based on the review and discussion by our compensation committee with management, the members of our compensation committee recommended to our board of directors that our board of directors approve the inclusion of the compensation discussion and analysis set forth in this proxy statement/prospectus under the caption “Executive Compensation” for filing with the SEC.

January 30, 2008	MEMBERS OF THE COMPENSATION COMMITTEE Robert B. Goldstein, Chairman Bruce A. Miller, CPA Frank L. Raiter

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth information pertaining to the beneficial ownership of the outstanding shares of our common stock as of March 14, 2008 by (a) persons known to us to own more than five percent of the outstanding shares of our common stock, (b) each of our directors and executive officers and (c) our directors and executive officers as a group. The information contained herein has been obtained from our records and from information furnished to us by each individual. We know of no person who owns, beneficially or of record, either individually or with associates, more than 5% of our common stock, except as set forth below.

	Shares of Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent
Arco Capital Corporation Ltd. (“Arco”), Arco LUM Holdings Ltd. (“Arco LUM”), Arco Capital Management LLC (“ACM”), Western Gailes Capital Management LLC (“WGC”), ISTAN LLC (“Istan”), Interinvestco LLC (“Intervestco”), Dilek Koenigsberger, Robert Koenigsberger, Jay A. Johnston, Ailsa Craig Capital Management LP (“Ailsa”)	38,975,219	(1)	49.0%

LSV Asset Management(2)	2,496,900		5.8

	Shares of Common Stock
	Beneficially Owned
			Number of
	Number of Shares		Shares
Name of Individual or Identity of Group:(3)
Directors:
Craig A. Cohen(4)	30,000			*
Robert B. Goldstein	71,381			*
Jay A. Johnston	37,616,821	(5)	47.3	(5)
Bruce A. Miller, CPA	11,360			*
S. Trezevant Moore, Jr.	211,000			*
Zachary H. Pashel	—
Francesco Piovanetti	36,358,424	(5)	45.7	(5)
Frank L. Raiter	11,310			*
Joseph E. Whitters, CPA	123,460			*

Executive Officers:
Karen Chang(6)	37,413			*
Dimitri Papatheoharis	108,084			*

All directors and executive officers as a group (11 persons)	38,224,055	(5)(6)	48.1%

*	Owns less than one percent

(1)	As reported in the most recently available amendment to the Schedule 13D filed with the SEC by this group. The business address for WGC and Interinvestco is 20 Dayton Avenue, Greenwich, CT 06830. The business address for Istan is 1 Devereux Court, Rye, New York 10580. The business address for each other person is c/o ACM, City View Plaza, Suite 800, Road 165 Km. 1.2, Guaynabo, PR 00968.

WGC directly owns 150,000 shares (representing approximately 0.35% of the shares outstanding). WGC is wholly owned by Ailsa, which therefore may be deemed to share beneficial ownership of those shares. Jay A. Johnston, as the general partner of Ailsa, also may be deemed to share beneficial ownership of those shares.

Interinvestco owns 2,216,795 shares (representing approximately 5.1% of the shares outstanding). Interinvestco is owned by two trusts whose settlors are Jay A. Johnston and Robert Koenigsberger.

Istan owns 250,000 shares (representing approximately 0.58% of the shares outstanding). Istan is wholly owned by Dilek Koenigsberger, who therefore may be deemed to share beneficial ownership of those shares.

ACM directly owns 100,000 shares. In addition, ACM acts as Arco’s investment adviser and it may be deemed to share beneficial ownership of the shares issuable upon exercise of the warrant.

Pursuant to a warrant agreement we entered into with Arco on August 17, 2007, Arco has the right to purchase, at a price of $0.18 per share, at any time until the fifth anniversary of the date of the warrant agreement, a combination of shares of our common stock and shares of a newly-created class of non-voting preferred stock that in the aggregate represent 51% of our equity. So long as our 8.125% Convertible Senior Notes due 2027 are outstanding and the holders of the convertible notes have the right to cause their convertible notes to be redeemed following a change in control of us, the maximum number of shares that may be issued to Arco upon the exercise of the warrant granted under the warrant agreement is the number that, together with all other shares beneficially owned by Arco, would result in Arco owning 49% of the issued and outstanding shares. Based upon 43,282,839 shares of common stock outstanding, if Arco were deemed to be the beneficial owner of the 2,716,795 shares reported above as beneficially owned by the other persons, the maximum number of shares that Arco could acquire upon exercise of the warrant would be 36,258,424 (representing approximately 45.6% of the shares that would be outstanding following the exercise). Arco subsequently transferred the warrant to its wholly owned subsidiary, Arco LUM.

Each of the persons disclaims beneficial ownership of any outstanding shares that are not directly owned by that person or by an entity that is controlled by that person and each person other than Arco disclaims beneficial ownership of the shares that are issuable upon exercise of the warrant.

(2)	As reported in a Schedule 13G filed with the SEC. The address of LSV Asset Management is 1 N. Wacker Drive, Suite 400, Chicago, IL 60606.

(3)	The address of each of our officers and directors is c/o Luminent Mortgage Capital, Inc., Commerce Square, 2005 Market Street, 21st Floor, Philadelphia, Pennsylvania 19103. None of the shares beneficially owned by our officers and directors are pledged as security.

(4)	These shares are beneficially owned by Mr. Cohen’s wife.

(5)	We refer you to footnote (1) under “Beneficial Owners of 5% or More of Our Common Stock.”

(6)	Includes currently exercisable stock options to purchase 5,000 shares of our common stock.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          We have adopted a policy formalizing the manner in which we deal with a proposed transaction between us and a related person because we recognize that related person transactions present a heightened risk of conflicts of interest and can create the appearance of a conflict of interest. Under our policy, all proposed related person transactions must receive the prior approval of the audit committee of our board of directors before we can enter into the transaction, and, if the transaction continues for more than one year, the continuation must be approved annually by the audit committee of our board of directors.
          Beginning in August 2007, we entered into a number of transactions with Arco in order to meet margin calls and provide us with liquidity to discharge our other obligations to creditors. In the opinion of our board of directors, each of our transactions with Arco have been effected on terms and conditions that are no less advantageous to us than the terms and conditions that would be available from an independent third party. These transactions included:

•	In August 2007, we entered into a letter of intent with Arco, which contemplated, subject to the negotiation and execution of definitive agreements, the following:
•	a master reverse repurchase agreement, pursuant to which certain of our subsidiaries financed mortgage-backed securities for an aggregate amount of approximately $64.9 million;

•	the issuance of a warrant to Arco described below; and

•	additional transactions that would provide us with additional capital with the intention of addressing margin calls and financing maturities and allow us to further stabilize our repurchase lines.
•	In August 2007, we entered into a warrant agreement pursuant to which we issued a warrant to Arco that entitles Arco to purchase up to a 49% voting interest and a 51% economic interest in us on a fully diluted basis at an exercise price of $0.18 per common share, exercisable for a five-year period beginning August 30, 2007. As long as our 8.125% convertible senior notes due 2027 are outstanding and the holders of those convertible notes have the right to cause their convertible notes to be redeemed following a change in control, the maximum number of shares of common stock that could be issued to Arco upon the exercise of the warrant granted under the warrant agreement is the number that, together with all other shares of our common stock beneficially owned by Arco, would result in Arco owning no more than 49% of the issued and outstanding shares of our common stock. We entered into the warrant agreement and issued the warrant to Arco in consideration of the letter of intent from Arco described above.

•	In August 2007, we and certain of our affiliates entered into the interim credit agreements and instruments with or in favor of Arco. Under those agreements and instruments, we received a loan of approximately $18.25 million having a maturity of one month and an annual interest rate equal to one-month LIBOR plus 4.00%. We used the proceeds of the loan to address margin calls and financing maturities. Repayment of the loan under the interim agreements was collateralized by a security interest in property owned by us or certain of our affiliates, and the loan was guaranteed by certain of our affiliates.

•	On September 12, 2007, we and certain of our affiliates entered into an amendment to the interim credit agreement with Arco. The amendment increased the maximum principal amount of loans outstanding at any one time under the credit agreement from $18.5 million to $23.5 million. We used the proceeds of the loan to address margin calls and financing maturities.

•	On September 26, 2007, we entered into a definitive credit agreement with Arco. The definitive credit agreement provided for a revolving credit facility in the amount of the lesser of up to $60.0 million or 85% of eligible asset values as defined in the definitive credit agreement. Existing loans of approximately $33.3 million under the interim credit agreement were combined with an additional borrowing of $10.0 million on the closing date for an aggregate principal amount outstanding of $43.3 million. The maturity date under the definitive credit agreement is September 26, 2012 or such earlier termination of the commitments as is provided in the definitive credit agreement. We may make voluntary prepayments and may become obligated to make mandatory prepayments under certain circumstances. Interest on the loans made under the definitive credit agreement is payable at a rate equal to the sum of one-month LIBOR plus 4.00%. We are obligated to pay a commitment fee quarterly at an annual rate of 0.5% of the daily average undrawn portion of the commitment under the definitive credit agreement. We may reduce or cancel the undrawn portion of the commitment as long as the reduction is at least $5 million or whole multiples of $500,000 in excess of that amount.

•	Under the definitive credit agreement with Arco, Arco may from time-to-time, in its sole discretion upon our request, provide guarantees or other direct or contingent credit support in respect of our obligations, which would constitute borrowings under the definitive credit agreement. We have agreed to indemnify Arco against losses that Arco may incur under circumstances specified in the definitive credit agreement. The definitive credit agreement contains certain affirmative covenants and subjects us to certain negative covenants, including:
•	prohibitions on making certain investments;

•	incurring liens on any of our assets or revenues, except for pre-existing liens;

•	creating certain other indebtedness;

•	entering into any plan of merger, consolidation or liquidation;

•	amending our charter or bylaws or changing our fiscal year;

•	making certain restricted payments such as dividends or other distributions on our capital stock, with certain exceptions;

•	making changes to the nature of our business;

•	entering into transactions with affiliates;

•	entering into certain contractual obligations;

•	using proceeds of any loan under the definitive credit agreement to purchase margin stock;

•	entering into any sale and leaseback transaction; or

•	permitting our fixed charge coverage ratio, as defined in the definitive credit agreement for the twelve-month period ending on the last day of any fiscal quarter to be less than (a) 0.85 : 1.0 at September 30, 2007 and December 31, 2007, (b) 1.0 : 1.0 for any fiscal quarter with an end date from March 31, 2008 through December 31, 2008 and (c) 1.2 : 1.0 for all fiscal quarters thereafter.

•	Repayment of the loans under the definitive credit agreement is collateralized by a security interest in property owned by us or certain of our affiliates, and the loans are guaranteed by certain of our affiliates, pursuant to the terms of the amended and restated security and pledge agreement and the amended and restated subsidiary guarantee agreement.

•	Upon an event of default, as specified in the definitive credit agreement, Arco may declare the commitment terminated, declare all or any portion of the unpaid principal amount of outstanding loans due and payable and exercise all rights and remedies available under the definitive credit agreement and related documents described below. One specified event of default would occur if we were to undergo a “change of control” as defined in the definitive credit agreement. Repayment of the loans under the definitive credit agreement is collateralized by a security interest in property owned by us or certain of our affiliates, and the loans are guaranteed by certain of our affiliates, pursuant to the terms of the amended and restated security and pledge agreement and the amended and restated subsidiary guarantee agreement.
•	On September 26, 2007, as contemplated by the letter of intent, our board of directors increased the number of our directors from eight directors to nine directors in three classes of three members each and accepted the resignations of three of our directors and appointed new directors. Our board of directors appointed Jay A. Johnston as a Class II director, Francesco N. Piovanetti as a Class II director, Zachary H. Pashel as a Class I director and Craig A. Cohen as a Class III director and accepted the resignations of Gail P. Seneca as chairman of the board and as a Class II director, Leonard Auerbach as a Class II director and Donald H. Putnam as a Class III director. Our board of directors also appointed Craig A. Cohen as chairman of the board.

•	As of December 7, 2007, we entered into an amendment to our amended and restated credit agreement with Arco in order to provide for increases in repurchase agreement financings from a subsidiary of Arco. We used the proceeds of the additional financings for general corporate purposes, to make interest and other payments on outstanding obligations and, as required by the credit facility, to repay borrowings under the credit facility. The amendment to the credit agreement increased to $190.0 million the cap on total outstanding amounts of such purchase agreements and credit agreement borrowings and decreased the revolving credit facility commitment to the lesser of up to $16.0 million or 85% of eligible asset values, subject in all cases to the terms and conditions of the amended and restated credit agreement. In addition, the interest rate charged on repurchase agreement financing was increased to LIBOR plus 6.00%. In connection with these transactions, we and certain of our subsidiaries also entered into a collateral security, setoff and netting agreement dated as of December 7, 2007, or the master netting agreement, with Arco and certain affiliated entities of Arco, or the Arco Group, pursuant to which we and certain of our subsidiaries have granted to the Arco Group a continuing security interest in property owned by us or certain of our affiliates. Under the master netting agreement, the respective members of the Arco Group have rights to aggregate, setoff and net any payment obligations arising under the repurchase transactions and the amended and restated credit agreement.
          Since August 2007, we have been liquidating our mortgage-backed securities in order to meet margin calls and provide us with liquidity to discharge our other obligations to counterparties. In late December 2007, we learned, through the independent broker-dealer we use to sell our mortgage-backed securities, that a client of a firm affiliated with Craig A. Cohen, the chairman of our board of directors, had submitted a bid to purchase certain mortgage-backed securities we had offered for sale. The audit committee of our board of directors, which administers our policy on transactions with related parties reviewed this transaction.
          On January 7, 2008, our audit committee met and adopted a protocol under which we may sell mortgage-backed securities to a related party provided all of the following conditions have been met:
•	we have publicly bid mortgage-backed securities for sale through an independent broker/dealer;

•	we have received at least one reasonably contemporaneous bid for the mortgage-backed securities from an unaffiliated third party;

•	our chief executive officer shall have determined that the sale of the mortgage-backed securities to the related party at the price offered by the related third party is equal to or higher than the reasonably contemporaneous bid from the unaffiliated third party; and

•	either our chief executive officer or our chief investment officer shall have executed a certificate setting forth the facts demonstrating that sale is at fair market value.
          On January 7, 2008, our audit committee approved the sale of the bonds to the client of Mr. Cohen’s firm after determining that the bid price represented fair market value based on contemporaneous bids received from unaffiliated third parties. We received $132.3 million from the sale of these mortgage-backed securities which we carried on our financial statements at a price of $132.6 million.
          Director Independence
          Our bylaws require that a majority of the members of our board of directors must be independent directors. Our bylaws also provide that all of the members of our audit committee, our compensation committee and our governance and nominating committee must be independent directors.
          As required by the rules of the NYSE, our board of directors considered the independence of each of our directors under the NYSE’s standards of independence. Our board of directors affirmatively determined that Messrs. Miller, Pashel, Goldstein, Raiter and Whitters have no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a material relationship with us and are, thus, independent under the NYSE’s independence standards.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT AND NON-AUDIT FEES
          Our independent registered public accounting firm for the year ended December 31, 2007 was Grant Thornton LLP, or Grant Thornton. Our independent registered public accounting firm the years ended December 31, 2003, 2004, 2005 and 2006 was Deloitte & Touche LLP, member firm of Deloitte Touche Tohmatsu and its respective affiliates, which we refer to collectively as Deloitte & Touche in this Form 10-K.
Audit Fees
               We were billed by Grant Thornton $1,184,000 for audit services rendered for the year ended December 31, 2007. These fees related to:
•	the audit of our financial statements;

•	the audit of our internal control over financial reporting;

•	the review of our quarterly financial statements;

•	the review of and the required procedures related to our quarterly financial statements and other financial data included in our filings with the SEC.

          We paid Deloitte & Touche $345,925 for audit services rendered for the year ended December 31, 2007 prior to their resignation and our appointment of Grant Thornton. These fees related to:
•	the audit of our financial statements;

•	the audit of our internal control over financial reporting;

•	the review of our quarterly financial statements;

•	the required procedures related to issuing comfort letters for issuances of common stock during those periods; and

•	the review of and the required procedures related to our quarterly financial statements and other financial data included in our filings with the SEC.
          We paid Deloitte & Touche $795,594 for audit services rendered for the year ended December 31, 2006. These fees related to:
•	the review of our quarterly financial statements;

•	the audit of our internal control over financial reporting;

•	the required procedures related to issuing comfort letters for issuances of common stock and convertible debt during those periods; and

•	the review of and the required procedures related to our quarterly financial statements and other financial data included in our filings with the SEC.
Audit-Related Fees
          We paid Deloitte & Touche $85,500 for audit-related services for the year ended December 31, 2007. These fees related to services provided by Deloitte & Touche in connection with our securitization transactions.
          We paid Deloitte & Touche $280,500 for audit-related services for the year ended December 31, 2006. These fees related to services provided by Deloitte & Touche in connection with our securitization transactions and accounting and documentation for our interest rate derivatives and hedging activities subject to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Tax Fees
          We paid Deloitte & Touche $42,000 for tax services for the year ended December 31, 2007 and $43,580 for tax services for the year ended December 31, 2006. These fees related to income tax compliance and related tax services.
          On November 9, 2007, our audit committee engaged Grant Thornton as our independent registered public accounting firm. During our fiscal years ended December 31, 2005 and 2006 and through November 8, 2007, we did not consult with Grant Thornton on any matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K.
All Other Fees
          We did not pay Grant Thornton LLP any other fees for services for the year ended December 31, 2007.
          We did not pay Deloitte & Touche any other fees for services for the year ended December 31, 2006.

Change in Our Independent Registered Public Accounting Firm
          On October 4, 2007, Deloitte & Touche notified us of its resignation as our independent registered public accounting firm. Deloitte & Touche’s report on our audited financial statements for each of the two fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreement with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during those two fiscal years and the interim period from December 31, 2006 to the date of Deloitte & Touche’s resignation.
          On November 9, 2007, our audit committee engaged Grant Thornton as our independent registered public accounting firm. During our fiscal years ended December 31, 2005 and 2006 and through November 8, 2007, we did not consult with Grant Thornton on any matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K.
Audit Committee Pre-Approval Policies and Procedures
          Our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. As part of this responsibility, our audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the independence of our independent registered public accounting firm from us. Accordingly, our audit committee has adopted an audit and non-audit services pre-approval policy, which sets forth the procedures and the conditions pursuant to which services our independent registered public accounting firm proposes to perform for us may be pre-approved. Our audit committee believes that the combination of a general pre-approval approach and specific pre-approval approach will result in an effective and efficient procedure to pre-approve services provided by our independent registered public accounting firm. Unless a type of service has received general pre-approval, it requires specific pre-approval by our audit committee if it is to be provided by our independent registered public accounting firm. Any proposed services exceeding pre-approved cost levels or budgeted amounts also require specific pre-approval by our audit committee.
          The services to be provided by our independent registered public accounting firm and pre-approved by our audit committee include audit, audit-related, tax and all other services. The term of any general pre-approval is 12 months from the date of the pre-approval, unless our audit committee considers a different period and states otherwise. Our audit committee annually reviews and pre-approves the services that may be provided by our independent registered public accounting firm on a general pre-approval basis. Our audit committee will add or subtract to the list of general pre-approved services from time to time based on subsequent determinations.
          Our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to our audit committee at its next scheduled meeting.
          Pre-approval fee levels or budgeted amounts for all services to be provided by our independent registered public accounting firm are established annually by our audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by our audit committee. Our management and our independent registered public accounting firm report to our audit committee at each regularly scheduled meeting on the status of fees incurred fiscal year-to-date for each category of service as well as any changes to expected fee levels for such services.
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

LUMINENT MORTGAGE CAPITAL, INC.
(Registrant)

By:	/s/ S. TREZEVANT MOORE. JR.
S. Trezevant Moore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2008

By:	/s/ KAREN CHANG

Karen Chang
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. TREZEVANT MOORE, JR. S. Trezevant Moore, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/s/ KAREN CHANG Karen Chang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

/s/ CRAIG A. COHEN Craig A. Cohen	Chairman of the Board	March 25, 2008

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 25, 2008

/s/ JAY A. JOHNSTON Jay A. Johnston	Director	March 25, 2008

/s/ BRUCE A. MILLER Bruce A. Miller	Director	March 25, 2008

/s/ ZACHARY H. PASHEL Zachary H. Pashel	Director	March 25, 2008

/s/ FRANCESCO PIOVANETTI	Director	March 25, 2008
Francesco N. Piovanetti

/s/ FRANK L. RAITER Frank L. Raiter	Director	March 25, 2008

/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 25, 2008

EXHIBIT INDEX
     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
     The following exhibits are included, or incorporated by reference, in this Form 10-K for fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description

3.1	Second Articles of Amendment and Restatement(2)

3.2	Third Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(1)

4.2	Registration Rights Agreement, dated as of June 11, 2003, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc. (for itself and for the benefit of the holders from time to time of registrable securities issued in the Registrant’s June 2003, private offering)(1)

10.1†	2003 Stock Incentive Plan, as amended(5)

10.2†	Form of Incentive Stock Option under the 2003 Stock Incentive Plan(1)

10.3†	Form of Non Qualified Stock Option under the 2003 Stock Incentive Plan(1)

10.4†	2003 Outside Advisors Stock Incentive Plan, as amended(5)

10.5†	Form of Non Qualified Stock Option under the 2003 Outside Advisors Stock Incentive Plan(1)

10.6†	Form of Indemnity Agreement(1)

10.7†	Employment Agreement dated December 20, 2005, between the Registrant and S. Trezevant Moore, Jr.(7)

10.8†	Form of Restricted Stock Award Agreement for Executive Officers (1)

10.9	Direct Stock Purchase and Dividend Reinvestment Plan dated June 29, 2005(6)

10.10	Capital Stock Warrant Agreement dated August 17, 2007 (8)

10.11	Letter of Intent between the Registrant and Arco Capital Corporation Ltd., dated August 16, 2007 (8)

10.12	Credit Agreement, dated August 21, 2007 between the Registrant and Arco Capital Corporation Ltd. (9)

10.13	Security and Pledge Agreement, dated August 21, 2007, among the Registrant and its subsidiaries of the party hereto, as grantors and Arco Capital Corporation Ltd., as secured party (9)

10.14	Subsidiary Guarantee Agreement, dated August 21, 2007 (9)

10.15†	Retention Agreement between the Registrant and S. Trezevant Moore, Jr., dated August 31, 2007 (10)

10.16†	Retention Agreement between the Registrant and Christopher J. Zyda, dated August 31, 2007 (10)

10.17†	Severance Agreement between Proserpine, LLC and Eleanor Melton, dated August 31, 2007 (10)

10.18	Amendment to Credit Agreement, dated September 12, 2007 between the Registrant and Arco Capital Corporation Ltd. (11)

10.19	Amended and Restated Credit Agreement, dated September 26, 2007 between the Registrant and Arco Capital Corporation Ltd. (12)

10.20	Amended and Restated Security and Pledge Agreement, dated September 26, 2007, among the Registrant and its subsidiaries of the party hereto, as grantors and Arco Capital Corporation Ltd., as secured party (12)

10.21	Amended and Restated Subsidiary Guarantee Agreement, dated September 26, 2007 (12)

10.22†	Retention and Separation Agreement between Proserpine, LLC and Ron Viera, dated September 25, 2007 (12)

10.23†	Separation Agreement between Proserpine, LLC and Eleanor Melton, dated September 28, 2007 (12)

10.24†	Consulting Agreement between the Registrant and Eleanor Melton, dated September 28, 2007 (12)

10.25†	Employment Agreement between the Registrant and Karen Chang, dated October 17, 2007 (13)

10.26†	Amendment No. 1 to Employment Agreement between the Registrant and S. Trezevant Moore Jr., dated October 22, 2007 (13)

10.27	First Amendment to Amended and Restated Credit Agreement, dated December 7, 2007 between the Registrant and Arco Capital Corporation (13)

10.28	Collateral Security Setoff and Netting Agreement dated December 7, 2007 among the Registrant and its subsidiaries of the party hereto, Arco Capital Corporation Ltd., its parent, subsidiaries and affiliates (14)

Exhibit
Number	Description

10.29†	Employment Agreement dated as of January 1, 2008 between the Registrant and Dimitri Papatheoharis (15)

10.30†	Amended and Restated Employment Agreement dated as of January 1, 2008 between the Registrant and S. Trezevant Moore, Jr. (15)

14.1	Code of Business Conduct and Ethics(1)

14.2	Corporate Governance Guidelines(3)

23.1*	Consent of Independent Registered Public Accounting Firm, dated March 25, 2008

23.2*	Consent of Independent Registered Public Accounting Firm, dated March 25, 2008

31.1*	Certification of S. Trezevant Moore, Jr., President and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen Chang, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of S. Trezevant Moore, Jr., President and Chief Executive Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Karen Chang, Senior Vice President and Chief Financial Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-107984) which became effective under the Securities Act of 1933, as amended, on December 18, 2003.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2004.

(3)	Incorporated by reference to our Registration Statement on Form S-11 (Registration No. 333-113493) which became effective under the Securities act of 1933, as amended, on March 30, 2004.

(4)	Incorporated by reference to our Form 8-K filed on August 9, 2005.

(5)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2005.

(6)	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-125479) which became effective under the Securities Act of 1933, as amended, on June 28, 2005.

(7)	Incorporated by reference to our Form 10-K filed on March 9, 2006.

(8)	Incorporated by reference to our Form 8-K filed August 22, 2007.

(9)	Incorporated by reference to our Form 8-K filed August 27, 2007.

(10)	Incorporated by reference to our Form 8-K filed September 7, 2007.

(11)	Incorporated by reference to our Form 8-K filed September 18, 2007.

(12)	Incorporated by reference to our Form 8-K filed October 1, 2007.

(13)	Incorporated by reference to our Form 8-K filed October 22, 2007.

(14)	Incorporated by reference to our Form 8-K filed December 13, 2007.

(15)	Incorporated by reference to our Form 8-K filed January 9, 2008.

†	Denotes a management contract or compensatory plan.