Form 10-Q
period 2008-03-31
LUMINENT MORTGAGE CAPITAL INC
filed 2008-05-19
CIK 1236309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from       to
Commission File Number: 000-31828

LUMINENT MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1694835
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

2005 Market Street, 21st Floor, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
(215) 564-5900
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.     No ☑.
     The number of shares of common stock outstanding on April 30, 2008 was 43,283,339.

i

PREFACE
     Effective May 9, 2008, S. Trezevant Moore, Jr. resigned as our President and Chief Executive Officer and as a member of our board of directors and we entered into a separation agreement with him on that date. On May 9, 2008, our board of directors appointed Zachary H. Pashel as our President and Chief Executive Officer effective May 15, 2008 and we intend to enter into an employment agreement with him when he commences employment. Mr. Pashel has served as a member of our board of directors since September 2007.
     For further information, reference is made to the Form 8-K Report we filed with the Securities and Exchange Commission on May 15, 2008 which is hereby incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains certain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may continue,” “estimate,” “intend,” “project,” “believe,” “expect,” “plan,” “anticipate” and similar terms may identify forward-looking statements, but the absence of such words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:
•	our ability to obtain the financing we need to support our liquidity position and to remain in business;

•	our inability to meet real estate investment trust, or REIT, dividend and distribution requirements;

•	continued creditworthiness of the holders of mortgages underlying our mortgage-related assets;

•	the effect of the flattening of, or other changes in, the yield curve on our investment strategies;

•	changes in interest rates and mortgage prepayment rates;

•	our ability to develop new fee-based asset management businesses successfully;

•	the possible effect of negative amortization of mortgages on our financial condition;

•	the possible impact of our failure to maintain exemptions under the Investment Company Act of 1940, or the 1940 Act;

•	the possible impact of our disqualification as a REIT;

•	the ability to trade our common stock due to the delisting of the stock from the New York Stock Exchange, or NYSE;

•	potential impacts of our leveraging policies on our results of operations and cash available for distribution;

•	the power of our board of directors to change our operating policies and strategies without stockholder approval;

•	whether our board of directors will declare periodic distributions to our stockholders;

•	effects of interest rate caps on the adjustable-rate and hybrid adjustable-rate loans and mortgage-backed securities we own;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	volatility in the timing and amount of our cash distributions; and

•	the other important factors described in this Form 10-Q including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the risk factors incorporated by reference under “Risk Factors.”

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
     This Form 10-Q contains market data, industry statistics and other data that we have obtained or compiled from information made available by third parties. We have not independently verified any third party data.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
(in thousands, except share and per share amounts)	(Unaudited)
Assets:
Cash and cash equivalents	$1,344	$3,522
Restricted cash	6,210	7,550
Residential mortgage loans, at fair value at March 31, 2008 and at amortized cost, net of allowance for loan losses of $38,145, at December 31, 2007	3,443,660	4,191,343
Mortgage-backed securities pledged as collateral, at fair value	220,574	435,885
Equity securities, at fair value	—	373
Interest receivable	8,179	16,129
Principal receivable	165	96
Derivatives, at fair value	69	101
Other assets	77,004	66,919

Total assets	$3,757,205	$4,721,918

Liabilities:
Mortgage-backed notes, at fair value at March 31, 2008	$3,376,270	$3,914,643
Repurchase agreements, at fair value at March 31, 2008	348,616	526,634
Collateralized debt obligations, at fair value at March 31, 2008	53,759	294,416
Junior subordinated notes, at fair value at March 31, 2008	24,591	92,788
Convertible senior notes, at fair value at March 31, 2008	36,000	90,000
Derivatives, at fair value	21,807	10,605
Revolving line of credit, at fair value at March 31, 2008	15,833	15,833
Cash distributions payable	13,857	13,857
Accrued interest expense	13,739	10,511
Warrant liability, at fair value	13,653	22,868
Accounts payable and accrued expenses	62,144	39,788

Total liabilities	3,980,269	5,031,943

Minority interest	148	—

Stockholders’ Deficit:
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.001:
100,000,000 shares authorized; 43,283,339 and 43,172,839 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	43	43
Additional paid-in capital	548,494	548,474
Accumulated other comprehensive income	2,007	6,556
Accumulated distributions in excess of accumulated earnings	(773,756)	(865,098)

Total stockholders’ deficit	(223,212)	(310,025)

Total liabilities and stockholders’ deficit	$3,757,205	$4,721,918

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2008	2007
Net interest income:
Interest income:
Mortgage loan and securitization portfolio	$66,338	$98,690
Spread portfolio	1,316	30,376
Credit sensitive bond portfolio	9,112	16,500

Total interest income	76,766	145,566

Interest expense	68,972	115,204

Net interest income	7,794	30,362

Other income (expenses):
Unrealized gains on instruments carried at fair value, net	141,215	14,427
Realized Losses on loans and mortgage-backed securities, net	(6,024)	(15,453)
Interest income (expense) on derivative instruments	(2,337)	837
Impairment losses on mortgage-backed securities	—	(4)
Other expense	—	(80)

Total other income (expenses)	132,854	(273)

Operating Expenses:
Servicing expense	4,827	5,986
Provision for loan losses	—	3,543
Salaries and benefits	1,524	3,084
Professional services	2,225	844
Other general and administrative expenses	1,527	1,785

Total operating expenses	10,103	15,242

Income before income taxes	130,545	14,847

Income taxes	2,352	460

Net income	$128,193	$14,387

Net income per share — basic	$2.97	$0.30

Net income per share — diluted	$1.59	$0.30

Weighted-average number of shares outstanding — basic	43,108,841	47,316,058

Weighted-average number of shares outstanding — diluted	80,644,547	47,427,502

Dividends per share	$—	$0.30

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

					Accumulated
				Accumulated	Distributions
	Common Stock		Additional	Other	in Excess of
		Par	Paid-in	Comprehensive	Accumulated	Comprehensive
(in thousands)	Shares	Value	Capital	Income	Earnings	Income	Total
Balance, January 1, 2008	43,173	$43	$548,474	$6,556	$(865,098)		$(310,025)

Cumulative effect of adoption of new accounting principle				(4,296)	(36,847)	$(4,296)	(41,143)

Net income					128,193	128,193	128,193

Amortization of derivative gains				(253)		(253)	(253)

Comprehensive income						$123,644

Issuance and amortization of restricted common stock	111	—	20		(4)		16

Balance, March 31, 2008	43,284	$43	$548,494	$2,007	$(773,756)		$(223,212)

The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$128,193	$14,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	(135,191)	(4,550)
Amortization of premium/(discount) on residential mortgage loans and mortgage-backed securities and depreciation and amortization	(164)	4,442
Impairment losses on securities	—	4
Provision for loan losses	—	3,543
Realized loss on real estate owned	(4,465)	—
Negative amortization of residential mortgage loans	(8,323)	(35,466)
Share-based compensation	17	712
Net losses on sales of mortgage-backed-securities available-for-sale	—	15,453
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, net of purchased interest	5,181	(1,250)
(Increase) decrease in other assets	10,511	(18,491)
Increase in accounts payable and other liabilities	16,661	7,485
Increase (decrease) in accrued interest expense	3,225	(2,754)

Net cash provided by (used in) operating activities	15,645	(16,485)

Cash flows from investing activities:
Purchases of mortgage-backed securities	—	(461,640)
Proceeds from sales of mortgage-backed securities	129,363	14,887
Principal payments of mortgage-backed securities	6,182	115,838
Purchases of residential mortgage loans, net	—	(414,262)
Principal payments of residential mortgage loans	100,398	460,433
Purchases of derivative instruments	—	(8,880)
Proceeds from derivative instruments	—	6,701
Net change in restricted cash	1,340	(49,947)
Proceeds from sale of equity securities	373	—
Other	—	(136)

Net cash provided by (used in) investing activities	237,656	(337,006)

Cash flows from financing activities:
Capitalized financing costs	—	(4,414)
Borrowings under repurchase agreements	1,633,530	11,312,497
Principal payments on repurchase agreements	(1,823,334)	(11,139,734)
Repayments of warehouse lending facilities, net	—	(349,362)
Repayments of commercial paper facility, net	—	(18,655)
Distributions to stockholders	—	(14,343)
Proceeds from issuance of mortgage-backed notes	—	718,451
Principal payments on mortgage-backed notes	(92,829)	(362,535)
Proceeds from issuance of collateralized debt obligations	27,825	266,027
Principal payments on collateralized debt obligations	(823)	—
Proceeds from minority interest investment	152	—

Net cash provided by (used in) financing activities	(255,479)	407,932

Net increase (decrease) in cash and cash equivalents	(2,178)	54,441
Cash and cash equivalents, beginning of the period	3,522	5,902

Cash and cash equivalents, end of the period	$1,344	$60,343

LUMINENT MORTGAGE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$65,743	$122,217
Taxes paid (refund received)	(3,600)	56

Non-cash investing and financing activities:
Transfer of residential mortgage loans to real estate owned	37,830	2,879
Proceeds from the sale of mortgage-backed securities	(2,315)	—
Repayments of repurchase agreements	2,315	—
Acquisition of mortgage-backed securities available-for-sale through collateralized debt obligations	—	(3,986)
(Increase) decrease in principal receivable	(69)	(433)
Increase (decrease) in cash distributions payable to stockholders	—	75
Principal payments of mortgage-backed securities available-for-sale	—	183
Repayments of warehouse lending facilities	—	(183)
Increase in unsettled security purchases	—	2,271
The accompanying notes are an integral part of these statements

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—OVERVIEW
     Luminent Mortgage Capital Inc., or the Company, was organized as a Maryland corporation on April 25, 2003. The Company commenced operations on June 11, 2003. The Company’s common stock began trading on the New York Stock Exchange, or NYSE, under the trading symbol LUM on December 19, 2003. The NYSE suspended the listing of the Company’s stock effective May 2, 2008. Subsequently, the Company’s stock began to be quoted on the Over-the-Counter, or OTC, Bulletin Board under the trading symbol “LUMC”.
     The Company is a real estate investment trust, or REIT, which, together with its subsidiaries, has historically invested in two core mortgage investment strategies. Under its Residential Mortgage Credit strategy, the Company invests in mortgage loans purchased from selected high-quality providers within certain established criteria as well as subordinated mortgage-backed securities and other asset-backed securities that have credit ratings below AAA. Under its Spread strategy, the Company invests primarily in U.S. agency and other highly-rated single-family, adjustable-rate and hybrid adjustable-rate mortgage-backed securities. On March 28, 2008, the Company announced its intention, subject to stockholder approval, to convert from a Maryland corporation qualified as a REIT to a publicly-traded partnership, or PTP, taxed as a partnership in order to provide more flexibility to offer services managing real estate debt and provide fee-based management services to third-parties. In anticipation of this conversion, the Company formed a new REIT subsidiary to hold certain retained interests of securitization trusts that are required to be held by a REIT in accordance with the trust documents. Third-party investors hold the common stock of this subsidiary, and the Company therefore recognized a minority interest of $0.1 million on the consolidated balance sheet at March 31, 2008 representing the subsidiary common stock held by third parties.
     The information furnished in these unaudited condensed consolidated interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007.
Business Conditions and Going Concern
     The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As the Company announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for many fixed income securities especially mortgage-backed securities closed, and, as a result, the Company simultaneously experienced a significant increase in margin calls from its repurchase agreement counterparties, or repurchase agreement lenders, and a decrease in the amount of financing its lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity forcing the Company to sell investment assets at significant losses and write down investments held in its portfolio to reflect reductions in the fair value of the investments. As of March 31, 2008, the Company had a deficit to stockholder’s equity of $223.2 million because of these losses, and these events caused substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
          Beginning in August 2007, the Company has entered into a number of financing transactions with Arco Capital Corporation, Ltd., or Arco, and issued a warrant to Arco enabling it to acquire a 51% economic interest in the Company. Currently, the Company is continuing to shift financing from short-term arrangements that are subject to margin calls to long-term financing and financing provided by related parties. As of March 31, 2008, the Company had $182.3 million of short-term financing remaining with non-related parties.
          The Company’s main source of liquidity is monthly principal and interest payments on loans and mortgage-backed securities investments. These monthly cash receipts are used to pay contractual principal and interest payments on debt as well as to pay expenses required to support the Company’s operations.
          On March 28, 2008, the Company announced its intention, subject to shareholder approval, to restructure the Company from a corporation qualified as a REIT to a PTP. The PTP structure will permit the Company to offer fee-based services including credit-risk management services, asset management advisory services and sub-manager services without the restrictive asset and income rules to which companies qualified as a REIT must adhere. An additional advantage of this structure is the flexibility it would provide related to income distribution in that management would have more discretion to conserve capital or distribute capital to stockholders than is allowed under REIT requirements. In anticipation of the conversion to this structure, the Company is actively marketing its services, including the formation of a joint venture to perform credit risk management services. The Company believes that over time fee income will provide a more significant source of income for the Company.
NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Note 2 to the consolidated financial statements to the Company’s Form 10-K for the year ended December 31, 2007 describes the Company’s significant accounting policies. There have been no significant changes to these policies during 2008 with the exception of the required adoption of the Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, and the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, that the Company adopted for investment assets and financing liabilities. See the description of recent accounting pronouncements below.
     Changes in Accounting Policies
     In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159 that allows entities to make an election to record financial assets and liabilities, with limited exceptions, at fair value on the balance sheet, with changes in fair value recorded in earnings. The Company adopted the Statement as of January 1, 2008 and elected the fair value option for all of its investment assets, which include residential mortgage loans and mortgage-backed securities, and for financing liabilities, which include repurchase agreements, mortgage-backed notes, collateralized debt obligations, senior convertible notes, junior subordinated notes and lines of credit. These assets and liabilities were selected for fair value accounting in order to provide better matching of accounting methods for related assets and liabilities and may reduce, or at times may increase volatility in the income statement that occurred previously due to the use of different accounting methods for related assets and liabilities. By adopting this Statement, the Company’s investment assets and related financing liabilities will be carried on the balance sheet at fair value with gains and losses due to changes in the fair value of the assets and liabilities recorded in the statement of operations. At January 1, 2008, all differences between the carrying basis of these assets and liabilities as well as the effect of the write-off of certain related assets and liabilities such as premiums and discounts, deferred financing costs and valuation accounts were recorded in stockholders’ equity as the cumulative effect of adoption of a new accounting principle.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The effect on the financial assets and liabilities selected for the fair value option as of January 1, 2008 was as follows (in thousands):

	Carrying Value	Net Gain
	Prior to	(Loss) due to	Carrying Value
	Adoption	Adoption	After Adoption
Residential mortgage loans	$4,191,343	$(522,586)	$3,668,757
Mortgage-backed securities	435,885	—	435,885
Debt issuance costs, a component of other assets	17,144	(17,144)	—
Mortgage-backed notes	3,914,643	280,007	3,634,636
Repurchase agreements	526,634	(19,795)	546,429
Collateralized debt obligations	294,416	171,283	123,133
Junior subordinated notes	92,788	43,242	49,546
Convertible senior notes	90,000	23,850	66,150

Pre-tax cumulative effect of adoption		(41,143)
Effect on deferred tax asset		—

Cumulative effect on stockholders’ equity		(41,143)
Reclassification from accumulated other comprehensive income		4,296

Cumulative effect on retained earnings		$(36,847)

     The net loss due to the adoption of SFAS No. 159 above included the reclassification to stockholder equity of a $38.1 million allowance for loan losses, $95.7 million of loan premiums, $23.7 million of net discounts on mortgage-backed securities, $19.8 million of discounts on repurchase agreements, $3.9 million of net premiums on debt obligations and $17.2 million of debt issuance costs.
     The adoption of SFAS No. 159 resulted in new fair value measurement policies for some of the Company’s assets and liabilities. The following discussion describes new accounting policies adopted in conjunction with the adoption of SFAS No. 159 as of January 1, 2008. Historical balances are carried in accordance with the policies in place prior to the adoption of SFAS No. 159, which are detailed in the Company’s Form 10-K for the year ended December 31, 2007.
Residential Mortgage Loans
     The Company estimates the fair value of its residential mortgage loans using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. The Company believes the estimates used reflect the fair values it may be able to receive should it choose to sell the loans. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of residential mortgage loans are recorded in other income (expense) in the statement of operations.
     Interest income on mortgage loans is accrued and credited to income based on the contractual amounts due under the loan agreements. The accrual of interest on impaired loans is discontinued when, in the Company’s opinion, the borrower may be unable to meet payments as they become due. Also, loans 90 days or more past due are placed on non-accrual status. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investment Securities
     The Company’s Spread portfolio consists of AAA-rated mortgage-backed securities. The fair values of these securities are based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, the Company makes certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.
     The Company’s Residential Mortgage Credit portfolio consists of mortgage-backed securities rated below AAA. The fair value of the Residential Mortgage Credit portfolio is estimated using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. The Company believes the estimates used reflect the fair values it may be able to receive should it choose to sell the mortgage-backed securities. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of mortgage-backed securities are recorded in other income (expense) in the statement of operations.
     Security transactions are recorded on the trade date.
     Interest income on investment securities is accrued and credited to income based upon the contractual amounts due under the security terms.
Mortgage-Backed Notes
     The Company has issued non-recourse mortgage-backed notes to provide permanent financing for its residential mortgage loans. The mortgage-backed notes are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the one-month London Interbank Offered Rate, or LIBOR. The Company estimates the fair value of its mortgage-backed notes using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. The Company believes the estimates used reflect the fair values that the Company would pay to transfer the liability. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of mortgage-backed notes are recorded in other income (expense) in the statement of operations.
     Interest expense on mortgage-backed notes is accrued as interest expense based upon the contractual amounts due under the note terms.
Collateralized Debt Obligations
     The Company has issued non-recourse collateralized debt obligations, or CDOs, to provide permanent financing for some of its mortgage-backed securities. The CDOs are issued through a securitization trust which is comprised of various classes of securities that bear interest at various spreads to the three-month LIBOR. The Company estimates the fair value of its CDOs using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. The Company believes the estimates used reflect the fair values that the Company would pay to transfer the liability. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. The Company applies these factors to its portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of CDOs are recorded in other income (expense) in the statement of operations.
     Interest expense on CDOs is accrued as interest expense based upon the contractual amounts due under the note terms.
Repurchase Agreements
     The Company’s repurchase agreements are borrowings secured by mortgage-backed securities. All of the Company’s repurchase agreements at March 31, 2008 are short-term, and, therefore, the contractual obligation approximates their fair value.
Revolving Line of Credit and Unsecured Borrowings
     The Company has a revolving line of credit and unsecured borrowings in the form of junior subordinated notes and convertible senior notes. The fair value of these borrowings is estimated based upon the contractual principal and interest payment terms, contractual interest rates in relation to current interest rates and the Company’s own credit standing and in the case of the convertible notes, estimates obtained from third parties. The Company believes the estimates used reflect the fair value that it would pay to transfer the liability. Gains and losses in the fair value of revolving lines of credit and unsecured borrowings are recorded in other income (expense) in the statement of operations.
     Interest expense on the revolving line of credit and unsecured borrowings is accrued as interest expense based upon the contractual amounts due under the debt terms.
     In September 2006, the FASB issued SFAS No. 157 that defines fair value in generally accepted accounting principles in the United States of America, or GAAP, and expands requirements for disclosure about fair value estimates. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The statement did not have a material impact on the Company’s consolidated financial statements other than the requirement to include the expanded disclosure included in Note 8.
Recent Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position, or FSP 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to resolve questions about the accounting for repurchase financings. Under the FSP, if a repurchase agreement is entered into contemporaneously, or in the contemplation of the initial transfer of an asset and is with the same counterparty as the asset transfer, then under most circumstances neither the asset nor the repurchase agreement liability will be recorded in the financial statements and the arrangement will be treated as a forward contract under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. The initial adoption of this Statement will not have a material effect on the Company’s balance sheet or results of operations, but if the Company enters into significant transactions described in the Statement the accounting would be significantly different from current practice where both the asset and liability are recorded on the Company’s balance sheet and interest income and expense is recorded in the Company’s results of operations.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, whether the assets are acquired from a full or partial acquisition; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires reporting entities to present noncontrolling or minority interests as equity as opposed to as a liability or mezzanine equity, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
NOTE 3—SECURITIES
     As of January 1, 2008, due to the adoption of SFAS No. 159, all of the Company’s securities are carried at fair value with all realized and unrealized gains and losses recognized in the consolidated statement of operations.
     As of December 31, 2007, the Company held $6.9 million hybrid securities that were classified as trading. For the three months ended March 31, 2007, the Company recognized an increase in fair value of these securities of $59 thousand in its consolidated statement of operations.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table summarizes the Company’s unrealized gains and losses on securities classified as available-for-sale, which were carried at fair value as of December 31, 2007.
Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2007
Mortgage-backed securities, available-for-sale	$424,838	$4,188	$—	$429,026
Equity securities	373	—	—	373

Total	$425,211	$4,188	$—	$429,399

     Prior to the adoption of SFAS No. 159, the Company evaluated available-for-sale securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warranted such evaluation. As of December 31, 2007, due to business conditions at that date, the Company could not say with certainty that it had the ability to hold these securities until recovery of the impairment loss, and, therefore, all impairment losses were recognized through its consolidated statement of operations.
     During the three months ended March 31, 2008 the Company had realized losses of $2.0 million on the sales of securities in its Residential Mortgage Portfolio. The securities were sold as part of our continuing strategy to reduce leverage. During the three months ended March 31, 2007, the Company had realized losses of $15.5 million on the sale of securities in its Residential Mortgage Credit portfolio. These securities were selected for sale due to the rising level of delinquencies in the underlying loan collateral which was noted in the first quarter of 2007, as well as to reduce the Company’s exposure to certain mortgage-backed assets issuers.
     The weighted-average lives of the mortgage-backed securities as of March 31, 2008 in the table below are based upon data provided through subscription-based financial information services, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal, and are generally shorter than their stated maturities.
Weighted-Average Life of Mortgage-Backed Securities
(dollars in thousands)

			Weighted-
			Average
Weighted-Average Life	Fair Value	Amortized Cost	Coupon
Less than one year	$6,034	$14,951	4.78%
Greater than one year and less than five years	166,900	209,877	3.86
Greater than five years	47,640	85,066	4.26

Total	$220,574	$309,894	4.08%

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     At December 31, 2007, mortgage-backed securities had a weighted-average amortized cost, excluding residual interests, of 51.1% of face amount.
NOTE 4—RESIDENTIAL MORTGAGE LOANS
     As of January 1, 2008, due to the adoption of SFAS No. 159, all of the Company’s residential mortgage loans are carried at fair value with all realized and unrealized gains and losses recognized in the consolidated statement of operations. Prior to January 1, 2008, the Company’s residential mortgage loans were carried at amortized cost, net of allowance for loan losses.
Components of Residential Mortgage Loans
(in thousands)

	March 31,	December 31,
	2008	2007
Principal	$3,999,843	$4,133,820
Unamortized premium	—	95,668

	3,999,843	4,229,488
Allowance for loan losses	—	(38,145)
Fair value adjustment	(556,183)	—

Total residential mortgage loans, at fair value at March 31, 2008 and at amortized cost, net of allowance for loan losses at December 31, 2007	$3,443,660	$4,191,343

     At December 31, 2007, residential mortgage loans had a weighted-average amortized cost of 102.3% of face amount.
Geographic Concentrations of Residential Mortgage Loans

	March 31, 2008	December 31, 2007
Top five geographic concentrations (% exposure):
California	56.6%	56.5%
Florida	9.9%	9.7%
Arizona	4.2%	4.3%
Virginia	3.8%	3.9%
Nevada	3.7%	3.7%
     Residential mortgage loans are now carried at fair value, and, therefore, no allowance for loan losses is recorded because estimated losses are now included in the calculation of fair value. The Company’s activity in the allowance for loan losses for the three months ended March 31, 2007 is as follows:

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allowance for Loan Losses
(in thousands)

Three Months
Ended March 31,
2007
Balance, beginning of period	$5,020
Provision for loan losses	3,543
Charge-offs	(301)

Balance, end of period	$8,262

     At March 31, 2008 and December 31, 2007, the Company estimated that $513.3 million and $352.8 million, respectively, of loans were impaired. At December 31, 2007, residential mortgage loans in the amount of $11.8 million were individually evaluated and it was determined that no allowance for loan losses was required because those loans were eligible for putback to the seller or the value of the collateral, including any available mortgage insurance, was sufficient, and no loss was expected on the loan. At March 31, 2008 and December 31, 2007, $702.8 million and $254.0 million, respectively, of residential mortgage loans were 90 days or more past due all of which were on non-accrual status. Interest reversed for loans in non-accrual status at March 31, 2008 and December 31, 2007 was $17.0 million and $10.5 million, respectively.
     At March 31, 2008 and December 31, 2007, the Company had $63.5 million and $34.7 million, respectively, of real estate owned that is included in other assets on its consolidated balance sheet.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—BORROWINGS
     The Company leverages its portfolio of mortgage-backed securities and residential mortgage loans through the use of various financing arrangements. As of January 1, 2008, due to the adoption of SFAS No. 159, all of the Company’s borrowings are carried at fair value with all realized and unrealized gains and losses recognized in the consolidated statement of operations. Prior to January 1, 2008, the Company’s borrowings were carried at amortized cost, net of unamortized discounts or premiums. The following table presents summarized information with respect to the Company’s borrowings.
Borrowings
(dollars in thousands)

			Weighted-
		Contractual	Average	Fair Value of	Final Stated
	Fair Value	Balance	Interest Rate	Collateral(4)	Maturities (5)
March 31, 2008
Mortgage-backed notes	$3,376,270	$3,797,843	2.99%	$3,442,707	2046
Repurchase agreements	348,616	348,616	6.39	165,830	2008
Collateralized debt obligations	53,759	358,109	3.64	92,814	2047
Junior subordinated notes	24,591	92,788	7.44	none	2035
Convertible senior notes	36,000	90,000	8.63	none	2027
Revolving line of credit	15,833	15,833	7.14	none	2012

Total	$3,855,069	$4,703,189	3.50%	$3,701,351

December 31, 2007
Mortgage-backed notes (1)	$3,634,636	$3,890,224	3.95%	$3,711,875	2046
Repurchase agreements (2)	546,429	546,429	7.23	396,657	2008
Collateralized debt obligations (3)	123,133	295,122	5.55	117,789	2047
Junior subordinated notes	49,546	92,788	8.42	none	2035
Convertible senior notes	66,150	90,000	8.63	none	2027
Revolving line of credit	15,833	15,833	9.10	none	2012

Total	$4,435,727	$4,930,396	4.57%	$4,226,321

(1)	Outstanding balances for mortgage-backed notes exclude $24.4 million in unamortized premium at December 31, 2007

(2)	Outstanding balances for repurchase agreements at December 31, 2007 exclude $19.8 million of unamortized discounts for the issuance of a warrant in conjunction with obtaining certain repurchase agreement financing.

(3)	Outstanding balance for collateralized debt obligations excludes $0.7 million of unamortized discounts at December 31, 2007.

(4)	Collateral for borrowings consists of mortgage-backed securities and residential mortgage loans. Values listed as “none” are unsecured borrowings.

(5)	Mortgage-backed notes, repurchase agreements and collateralized debt obligations mature at various dates. The date above is the last maturity date for each type of borrowing. For mortgage-backed notes and collateralized debt obligations, the maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than the stated maturity.
     At December 31, 2007, the Company had unamortized capitalized financing costs of $17.2 million related to its borrowings, which were deferred at the issuance date of the related borrowing and were being amortized using the effective yield method over the estimated life of the borrowing. All capitalized financing costs were reclassified to stockholders’ equity as part of the cumulative effect of the adoption of SFAS No. 159 on January 1, 2008.
     Mortgage-Backed Notes
     The Company has issued non-recourse mortgage-backed notes to provide permanent financing for its residential mortgage loans. The mortgage-backed notes are issued through securitization trusts which are comprised

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
of various classes of securities that bear interest at various spreads to the one-month LIBOR. The borrowing rates of the mortgage-backed notes reset monthly except for $0.2 billion of the notes which, like the underlying loan collateral, are fixed for a period of three to five years and then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. Residential mortgage loans collateralize the mortgage-backed notes. On a consolidated basis, the securitizations are accounted for as financings in accordance with SFAS No. 140 and qualify for consolidation with the Company’s balance sheet in accordance with FIN 46(R); therefore, the assets and liabilities of the securitization entities are consolidated on the Company’s consolidated balance sheet. See Note 12 for information on the deconsolidation of securitization trusts.
     Repurchase Agreements
     The Company has entered into repurchase agreements with four third-party financial institutions to finance the purchase of certain of its mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates based on one-month LIBOR plus a spread.
Repurchase Agreement Maturities
(in thousands)

	March 31, 2008	December 31, 2007
Overnight 1 day or less	$75,523	$4,199
Between 2 and 30 days	273,093	542,230

Total	$348,616	$546,429

(1)	Balance at December 31, 2007 excludes $19.8 million of unamortized discounts for the issuance of a warrant in conjunction with obtaining certain repurchase agreement financing.
Collateralized Debt Obligations
     The Company has issued non-recourse collateralized debt obligations or CDOs to provide permanent financing for some of its mortgage-backed securities. The CDOs are issued through a securitization trust, which is comprised of various classes of securities that bear interest at various spreads to the three-month LIBOR. The borrowing rates of the CDOs reset monthly. Mortgage-backed securities collateralize the CDOs. On a consolidated basis, the securitization is accounted for as a financing in accordance with SFAS No. 140 and qualified for consolidation with the Company’s balance sheet in accordance with FIN 46(R); therefore, the assets and liabilities of the securitization entity is consolidated on the Company’s consolidated balance sheet.
     As of March 31, 2008, 39 securities with a fair value of $8.1 million that collateralize the CDOs were deemed to be in default by way of ratings downgrades. These securities have, to date, continued to make principal and interest payments as required by their individual structures. Because these securities are deemed to be in default, the principal payment structure of the CDOs has converted from a pro-rata principal payment structure to a sequential principal payment structure where principal payments are paid to the highest rated bonds first and then will be made sequentially to each class of bonds from highest to lowest. In addition, all interest payments collected by the trust on the securities that are deemed to be in default are made as principal payments on a sequential pay basis.
Junior Subordinated Notes
     Junior subordinated notes consist of 30-year notes issued in March and December of 2005 to Diana Statutory Trust I, or DST I, and Diana Statutory Trust II, or DST II, respectively. These trusts are unconsolidated affiliates of the Company formed to issue $2.8 million of the trusts’ common securities to the Company and to place

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$90.0 million of preferred securities privately with unrelated third-party investors. The Company pays interest to the trusts quarterly. The trusts remit dividends pro rata to the holders of the common and preferred trust securities based on the same terms as the junior subordinated notes.
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
     The DST II notes in the amount of $41.2 million bear interest at a variable rate equal to three-month LIBOR plus 3.75% per annum through maturity. The DST II notes and trust securities mature in December 2035, the Company may redeem the DST II notes at any interest payment date in whole, but not in part, at the redemption rate of 100% plus accrued and unpaid interest.
Convertible Senior Notes
     In June 2007, the Company completed a private offering of $90.0 million of convertible senior notes, or the Notes, that are due in 2027 with a coupon of 8.125%.
     Prior to June 1, 2026, upon the occurrence of specified events, as defined in the Note agreement, primarily related to the price of the Company’s stock or change of control transactions, the Notes are convertible at the option of the holder at an initial conversion rate of 89.4114 shares of the Company’s common stock per $1,000 principal amount of Notes. The initial conversion price of $11.18 represented a 22.5% premium to the closing price of $9.13 per share of the Company’s common stock on May 30, 2007. On or after June 1, 2026, the Notes are convertible at any time prior to maturity at the option of the holder. Upon conversion of the Notes by a holder, the holder will receive cash up to the principal amount of such Notes and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, at the option of the Company in cash or in shares of the Company’s common stock. The initial conversion rate is subject to adjustment in certain circumstances, which primarily relate to the issuance of new shares of common stock, as defined in the Note agreement.
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
     As of March 31, 2008, the Company is paying an additional interest rate penalty of 0.50% per annum on the Notes because the Company has not filed a registration statement with the Securities and Exchange Commission to register the securities associated with the convertible debt as required by the agreement. In accordance with GAAP, the penalty rate is accrued until the time the Company estimates it will be in compliance with the terms of the agreement. As of March 31, 2008, $0.2 million was accrued for this penalty.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revolving Line of Credit
     In September 2007, the Company entered into a definitive credit agreement with a related party that was amended in December 2007 that provides for a revolving credit facility in the amount of the lesser of $16.0 million or 85% of eligible asset values as defined in the definitive credit agreement. The line of credit matures on September 26, 2012 and undrawn portions of the facility can be cancelled at the Company’s option. The line of credit bears interest at LIBOR plus 4.00%. A commitment fee of 0.50% is payable quarterly on the daily average amount of the unused line of credit. The facility will be repaid from net proceeds in excess of $250,000 from the sale, transfer or disposition of any property or asset of the Company or from 75% of the Company’s annual excess cash amount as defined in the agreement. The line of credit is secured by all of the assets of the Company that are not subject to a previous security interest. As of March 31, 2008, the Company was not in compliance with certain covenants required by this agreement; however, Arco has provided the Company with a waiver and has continued to allow the Company to maintain the lines of credit.
NOTE 6—CAPITAL STOCK AND EARNINGS PER SHARE
     Beginning on August 14, 2007, the Company entered into a series of agreements with Arco that provided it with repurchase agreement financing and a liquidity line of credit. In exchange for the repurchase agreement financing Arco received a warrant to purchase up to 51,000,000 shares of the Company’s common stock representing 49% of the voting interest in the Company and preferred stock to, together with the common stock, represent a total of 51% of the economic interest in the Company on a fully diluted basis. The warrant holder has the right to elect to receive non-voting shares upon exercise of the warrant. The warrant is exercisable until September 30, 2012 at an exercise price of $0.18 per share subject to anti-dilution adjustments to maintain the economic ownership percentage of the Company attributable to the warrant at 51% on a fully-diluted basis
     The Company recorded the initial value of the warrant of $22.3 million as a liability with an offsetting amount recorded as debt discount on the related repurchase agreement financing. At January 1, 2008, due to the adoption of SFAS No. 159, the Company reclassified to stockholder’s equity unamortized debt discount related to the warrants in the amount of $19.8 million as a component of the cumulative effect of adoption of a new accounting principle. Subsequent changes in the fair value of the warrants are recorded as a liability with the gain or loss recognized in other income (expense) in the consolidated statement of operations.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The Company estimates the fair value of the warrant using the Black-Scholes Pricing Model. Values ascribed to the warrant are as follows:
Warrant Pricing Assumptions

	March 31,	December 31,
	2008	2007
Risk-free interest rate	2.46%	3.45%
Expected life in years	4.42	4.67
Expected volatility (1)	30.0%	30.0%
Dividend yield (2)	0.0%	0.0%

(1)	The Company’s stock price volatility increased dramatically subsequent to July 31, 2007 due to unprecedented events in the mortgage industry and the Company’s liquidity concerns. That level of volatility is not considered to be indicative of volatility over the life of the warrant and, therefore, expected volatility was calculated based on the Company’s stock price and competitors’ stock prices prior to July 31, 2007.

(2)	The Company has suspended the payment of its second quarter dividend and does not currently expect to declare a dividend over the life of the warrant; therefore the dividend yield is estimated to be zero.
     From November 2005 to May 2007, the Company’s board of directors authorized a series of common stock repurchase programs. As of March 31, 2008, the Company had the authority to acquire up to 2,370,785 common shares, however; due to the Company’s liquidity concerns; the Company has no plans to repurchase shares of its common stock.
     The Company calculates basic net income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as warrants, stock options and unvested restricted common stock and convertible notes, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Reconciliation of Basic and Diluted Earnings Per Share

	For the Three Months Ended
	March 31, 2008		March 31, 2007
	Basic	Diluted(1)	Basic	Diluted
Net income	$128,193	$128,193	$14,387	$14,387
Weighted-average number of common shares outstanding	43,108,841	43,108,841	47,316,058	47,316,058
Additional shares due to:
Assumed conversion of dilutive warrant, common stock options and vesting of unvested restricted common stock	—	37,535,706	—	111,444

Adjusted weighted-average number of common shares outstanding	43,108,841	80,644,547	47,316,058	47,427,502

Net income per share	$2.97	$1.59	$0.30	$0.30

(1)	At March 31, 2008, the Company had 5,000 shares in stock options, 130,760 in unvested stock grants and 8,050,089 shares in instruments related to convertible debt which are not included in the above calculations due to their anti-dilutive effect.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Common Stock Available for Grant

		2003 Outside
	2003 Stock	Advisors Stock
	Incentive Plan	Incentive Plan	Total
March 31, 2008
Shares reserved for issuance	1,850,000	150,000	2,000,000
Granted	(1,140,000)	(20,760)	(1,160,760)
Forfeited	—	—	—
Expired	50,000	—	50,000

Total available for grant	760,000	129,240	889,240

Outstanding Stock Options

March 31, 2008
Stock options outstanding (shares)	5,000
Weighted-average exercise price	$13.00
Weighted-average remaining life (years)	5.58
     At March 31, 2008, all outstanding stock options were fully vested and had no aggregate intrinsic value. No stock options were granted, exercised or forfeited during the three months ended March 31, 2008. Stock options for 50,000 shares of common stock with and exercise price of $15.00 per share expired unexercised during the three months ended March 31, 2008.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Common Stock Awards

	Number of Common	Weighted-Average
	Shares	Issue Price
Outstanding, January 1, 2008	990,423	$9.18
Issued	110,500	0.65
Forfeited	—	—

Outstanding, March 31, 2008	1,100,923	$8.32

Non-Vested Common Stock Awards

	Number of Common	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested, January 1, 2008	20,760	$9.20
Granted	110,500	0.65
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2008	131,260	$1.92

     The fair value of common stock awards is determined on the grant date using the closing stock price on the NYSE that day.
     Total stock-based compensation expense related to common stock awards for the three months ended March 31, 2008 and 2007 were $20 thousand and $0.7 million, respectively. At March 31, 2008, stock-based employee compensation expense of $0.2 million related to non-vested common stock awards is expected to be recognized over a weighted-average period of 1.7 years.
NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal receivable, accrued interest expense and accounts payable approximate their carrying value on the consolidated balance sheet.
     Effective January 1, 2008, the Company adopted SFAS No. 159 and elected to account for all of its investments and financing liabilities at fair value. The fair values of the Company’s financial instruments that were not reported at fair value on the consolidated balance sheet as of December 31, 2007 prior to the adoption of SFAS No. 159 are reported below.
Fair Value of Financial Instruments
(in thousands)

	December 31, 2007
	Carrying
	Value	Fair Value
Residential mortgage loans	$4,191,343	$3,668,755
Mortgage-backed notes	3,914,643	3,634,636
Repurchase agreements	526,634	546,429
CDOs	294,416	123,133
Convertible senior notes	90,000	66,150
Junior subordinated notes	92,788	49,546

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Effective January 1, 2008, the Company adopted SFAS No. 157. The statement established a fair value hierarchy that distinguished between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level of input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls into a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:
Level 1 — quoted market prices in an active market for identical assets or liabilities
Level 2 — inputs other than level 1 inputs that are either directly or indirectly observable
Level 3 — unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use
     The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter, and, based on various factors; it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between different levels will be rare.
     See Note 2 for a description of the valuation methodologies used for assets and liabilities for which the Company adopted fair value accounting as of January 1, 2008. Valuation methodologies used for assets and liabilities that were accounted for at fair value prior to January 1, 2008 are described in Note 2 to the December 31, 2007 consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the statement of financial position at March 31, 2008:
Fair Value Hierarchy of Financial Assets and Liabilities
(in thousands)

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Residential mortgage loans	$—	$—	$3,443,660	$3,443,660
Mortgage-backed securities	—	—	220,574	220,574
Derivatives	—	$—	69	69

Total assets	$—	$—	$3,664,303	$3,664,303

Liabilities
Mortgage-backed notes	$—	$—	$3,376,270	$3,376,270
Repurchase agreements	—	348,616	—	348,616
CDOs	—	—	53,759	53,759
Junior subordinated notes	—	—	24,591	24,591
Convertible senior notes	—	—	36,000	36,000
Warrant liability	—	—	13,653	13,653
Revolving line of credit	—	—	15,833	15,833
Derivatives	—	—	21,807	21,807

Total liabilities	$—	$348,616	$3,541,913	$3,890,529

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
(in thousands)

			Purchases,
	Beginning	Total Realized	Sales, Issuances,
	Balance at	and Unrealized	Repayments or	Ending Balance at
	January 1, 2008	Gains (Losses)	Settlements, net	March 31, 2008
Assets
Residential mortgage loans (1)	$3,668,757	(99,657)	(125,440)	$3,443,660
Mortgage-backed securities	435,885	(80,151)	(135,160)	220,574
Derivatives	101	(32)	—	69

Total assets	$4,104,743	$(179,840)	$(260,600)	$3,664,303

Liabilities
Mortgage-backed notes	$3,634,636	$165,537	$(92,829)	$3,376,270
CDOs	123,133	96,376	27,002	53,759
Junior subordinated notes	49,546	24,955	—	24,591
Convertible senior notes	66,150	30,150	—	36,000
Warrant liability	22,868	9,215	—	13,653
Revolving line of credit	15,833	—	—	15,833
Derivatives	10,605	(11,202)	—	21,807

Total liabilities	$3,922,771	$315,031	$(65,827)	$3,541,913

(1)	Purchases, sales, issuances, repayments or settlements of loans includes increases in the loan balance due to negative amortization and transfers of loans to real estate owned, a component of other assets.

(2)	There have been no transfers of balances in or out of the level three hierarchy during the three months ended March 31, 2008.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table presents the amounts of total gains (losses) for the three months ended March 31, 2008 are included in the statement of operations and are attributable to assets and liabilities held on the Company’s balance sheet as of March 31, 2008.
Changes in Fair Value of Assets and Liabilities Held on the Balance Sheet
(in thousands)

Gains (Losses) in
Fair Value
For the Three Months Ended March 31, 2008:
Unrealized gains (losses)
Assets

Residential mortgage loans	$(95,585)

Mortgage-backed securities	(78,199)
Derivatives	(32)

Total assets	(173,816)

Liabilities
Mortgage-backed notes	165,537
Repurchase agreements	—
CDOs	96,376

Junior subordinated notes	24,955
Convertible senior notes	30,150
Warrant liability	9,215

Revolving line of credit	—
Derivatives	(11,202)

Total liabilities	315,031

Unrealized gains, net	141,215
Realized losses, net	(6,024)

Realized and unrealized gains, net	$135,191

     The Company has no assets or liabilities that are required to be measured at fair value on a non-recurring basis.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of Accumulated Other Comprehensive Income
(in thousands)

	March 31, 2008	December 31, 2007
Unrealized holding losses on securities available-for-sale	$—	$(658,507)

Reclassification adjustment for net losses (gains) on sales of securities available-for-sale included in net income	—	181,149
Impairment losses on securities included in net income	—	481,654

Net unrealized gain on securities available-for-sale	—	4,296
Net deferred realized and unrealized gains on cash flow hedges	2,007	2,260

Accumulated other comprehensive income	$2,007	$6,556

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company seeks to manage its interest rate risk and credit exposure and protect its liabilities against the effects of major interest rate changes. Such interest rate risk may arise from: (1) the issuance and forecasted rollover and repricing of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR; (2) the issuance of long-term fixed rate or floating rate debt through securitization activities or other borrowings or (3) the change in value of loan purchase commitments. The Company also seeks to manage its credit risk exposure which may arise from the creditworthiness of the holders of the mortgages underlying its mortgage-related assets. The Company may use various combinations of derivative instruments or other risk-sharing arrangements to attempt to manage these risks.
Derivative Contracts
(in thousands)

	Estimated Fair Value
	March 31,	December 31,
	2008	2007
Interest rate swap contracts	$(22,420)	$(11,436)
Interest rate cap contracts	682	932
Credit default swaps	—	—
Realized and Unrealized Gains and Losses on Derivative Contracts
(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Free standing derivatives:
Realized gains (losses)	$(2,337)	$10,976
Unrealized gains (losses)	(11,234)	4,748
Purchase commitment derivatives:
Realized losses	—	(95)
Unrealized losses	—	(547)
     The Company’s derivative contracts have master netting arrangements allowing it to net gains and losses in individual contracts with the same counterparty.
Cash Flow Hedging Strategies
     Prior to January 1, 2006, the Company entered into derivative contracts that it accounted for under hedge accounting as prescribed by SFAS No. 133. Effective January 1, 2006, the Company discontinued the use of hedge accounting. Under hedge accounting, prior to the end of the specified hedge time period, the effective portion of all contract gains and losses, whether realized or unrealized, was recorded in other comprehensive income. Due to the discontinuance of hedge accounting prior to contract maturity, hedge effectiveness gains included in accumulated other comprehensive income at December 31, 2005 will be amortized during the specified hedge time period. During the three months ended March 31, 2008 and 2007, interest expense decreased by $0.3 million and $0.4 million, respectively, due to the amortization of hedge effectiveness gains and net realized gains.
NOTE 11—INCOME TAXES
     In addition to the $36.2 million of undistributed REIT taxable income as of March 31, 2008, the Company has declared but suspended dividends in the amount of $13.6 million, net of dividend equivalent rights. In order to

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
maintain its status as a REIT, the Company must pay the dividend through a cash distribution or distribution-in-kind prior to September 15, 2008.
     Although the Company has taken the position that it will be taxed as a REIT for the year ended December 31, 2007, the tax position described above is uncertain. Because such tax position fails to meet the “more likely than not” tax benefit recognition threshold as set forth in FIN 48, which was adopted on January 1, 2007, the Company provided for income taxes for the year ended December 31, 2007 and for the three months ended March 31, 2008 in accordance with the provisions of SFAS No. 109. The total amount of unrecognized tax benefits was $23.7 million as of March 31, 2008, all of which, if recognized, would affect the effective rate on continuing operations. If the Company meets the distribution requirement by September 15, 2008, then it will qualify as a REIT, and an unrecognized tax benefit of $23.7 million will be recognized in full.
     On March 17, 2008, the Company filed requests for extension of time to file its 2007 U.S. Federal Tax Return for Real Estate Investment Trusts, as well as U.S. federal, state, and local tax returns for Proserpine, LLC, a taxable REIT subsidiary. The Company did not include required payments totaling $1.6 million with these extension requests. As a result, the Company will incur penalties and interest at the IRS, state and local prescribed rates until such delinquent taxes are paid in full. Approximately $1.4 million of the total delinquent amount represents federal excise tax on estimated undistributed REIT taxable income for 2007. The Company is currently evaluating options to maintain its qualification as a REIT; however, if the Company fails to do so, then it would owe corporate income tax instead of the $1.4 million in excise tax as shown on its extension request.
NOTE 12—DECONSOLIDATION OF VARIABLE INTEREST ENTITIES
     The Company consolidates variable interest entities if it is the primary beneficiary of the entity. Beginning in the third quarter of 2007, the Company sold some of its interests in its securitization trusts that were established to permanently finance its residential mortgage loans. These sales triggered a reconsideration event in accordance with FIN 46(R). As a result, the Company’s Luminent Mortgage Trust 2007-2, or 2007-2, securitization no longer qualified for consolidation in the Company’s consolidated financial statements. Residential mortgage loans in the amount of $642.5 million were removed from the Company’s balance sheet along with the related debt of $620.8 million. The Company recorded $12.8 million in losses on the deconsolidation of this securitization. The Company continues to hold mortgage-backed securities with a fair value of $6.2 million at March 31, 2008 related to the 2007-2 trust. These assets are included in the Company’s mortgage-backed securities portfolio as of March 31, 2008. All other securitizations, other than the 2007-2 securitization, continue to qualify for consolidation as of March 31, 2008.
     At March 31, 2008, the 2007-2 trust had $604.6 million of residential mortgage loans that collateralized $604.6 million of mortgage-backed notes.
NOTE 13—LEGAL MATTERS
Class Action Lawsuits
     Following the Company’s August 6, 2007 announcement of certain actions the Company’s board of directors took, the Company and certain officers and directors were named as defendants in six purported class action lawsuits. A consolidated complaint has been filed, on behalf of a purported class of investors who purchased the Company’s securities between June 25, 2007 and August 6, 2007. The lawsuit alleges, generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning the Company’s operations and prospects, thereby artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
     In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on behalf of the Company against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. The Company believes the allegations in the stockholder derivative complaint to be without merit and filed a motion to dismiss all claims. In response to the motion, the plaintiff voluntarily filed an amended derivative complaint. The Company filed a motion to dismiss the amended complaint on April 13, 2008. Furthermore, any recovery in the derivative lawsuit would be payable to the Company, and this lawsuit is, therefore, unlikely to have a material negative effect on its business, financial condition or results of operations.
Repurchase Agreement Litigation
     The Company has initiated legal proceedings against two repurchase agreement counterparties in the U.S. District Court for the Southern District of New York regarding those counterparties’ disposition of certain mortgage-backed securities that were posted with them pursuant to certain repurchase agreements. The lawsuits allege that during the summer of 2007 the counterparties, among other things, failed to act in good faith and in a commercially reasonable manner in purportedly attempting to liquidate the securities posted with them and/or in attempting to credit the Company for the value of those securities, after certain margin calls were not met.
     Both defendants dispute the lawsuits’ allegations claim that the liquidation of the posted collateral resulted in a deficit that is owed by the Company. One of the defendants has asserted counterclaims alleging that it is owed approximately $6.6 million for alleged deficit amount plus certain principal and interest amounts paid on the securities it had seized and demanding legal fees. The other counterparty has not yet asserted a counterclaim, but had previously claimed a deficit of approximately $7.7 million.
     On December 21, 2007, a repurchase agreement lender alleged that an event of default existed for an unspecified reason on the part of the Company and its affiliates under a master repurchase agreement. As a result, the repurchase agreement lender alleged that the repurchase date for reverse repurchase transactions by the Company and those affiliates having an aggregate repurchase price of approximately $8.0 million calculated as of December 21, 2007, would occur (to the extent that the repurchase date had not already occurred), and the repurchase agreement lender demanded payment by the Company of that aggregate repurchase price, together with interest thereon and expenses. In March 2008, the repurchase agreement lender informed the Company that it had sold the collateral for the repurchase agreement and the Company estimates the sales resulted in a deficit of approximately $7.3 million.

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The Company and its affiliates do not agree with the repurchase agreement lender that the above-described event of default existed. Furthermore, the Company and its affiliates believe that most of the securities subject to the related reverse repurchase transactions were sponsored, issued and underwritten by affiliates of the repurchase agreement lender and then sold to the Company by the underwriter, which is an agent of the repurchase agreement lender, in violation of federal and state securities laws. The Company and an affiliate are seeking to rescind the related sale. Approximately $7.0 million of the amount demanded by the repurchase agreement lender relates to the securities sponsored, issued, and underwritten by affiliates of the repurchase agreement lender.
     On December 24, 2007, the Company and an affiliate filed a lawsuit against affiliates of the repurchase agreement lender relating to the issuance and sale of the aforementioned securities. The lawsuit alleges that the defendants misrepresented and failed to disclose material information relating to the securities they offered and sold to the Company and an affiliate, entitling the Company and an affiliate to rescission and/or monetary damages. In April 2008, the defendant filed a motion to dismiss the case.
     These cases are in the early stages and the Company cannot predict the effect that final resolution of the cases might have on its business, financial condition or results of operations, although such effect could be materially adverse. The Company believes the counterparties’ claims are without merit and the Company intends to vigorously defend itself against them if and to the extent they are pursued in the lawsuits.
NOTE 14—RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Company has ongoing relationships and has engaged in transactions with several related entities described below.
     Beginning on August 14, 2007, the Company entered into a series of financing agreements with Arco. As a result of these agreements, the Company issued Arco a warrant to purchase up to 51,000,000 shares of the Company’s common stock representing 49% of the voting interest in the Company and 51% of the economic interest in the Company on a fully diluted basis. In addition, as part of this series of agreements, four directors satisfactory to Arco were appointed to the Company’s board of directors. See Note 5 and Note 6 for additional information on the terms of these agreements.
     At March 31, 2008, the Company had a facility through Arco and its affiliate to provide repurchase agreement financing and a revolving line of credit in the maximum amount of $190.0 million. At March 31, 2008, $166.3 million in repurchase agreement financing was outstanding at an average interest rate of 9.08%. The repurchase agreements mature and are re-extended monthly. In addition, the Company had $15.8 million outstanding on a revolving line of credit provided by Arco at an average interest rate of 7.14%. The line of credit matures on September 26, 2012.
     In January 2008, the Company sold mortgage-backed securities with a cost basis of approximately $132.6 million for proceeds of $132.3 million to an affiliated company of a director. This sale was reported to the audit committee of the board of directors in accordance with the Company’s policy for such transactions and was deemed to be on terms that would have been obtained in an arms’ length transaction.
     As of March 31, 2008, Arco had also provided guarantees on $96.8 million of repurchase agreement financing with an unaffiliated third-party.
NOTE 15—SUBSEQUENT EVENTS
     The NYSE delisted the Company’s common stock effective May 2, 2008 due to the Company’s inability to meet the stock price and capitalization requirements for continued listing on the exchange. Subsequent to the

LUMINENT MORTGAGE CAPITAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
delisting by the NYSE, the Company’s stock began to be quoted on the Over-the-Counter, or OTC, Bulletin Board under the symbol “LUMC”.
     In April 2008, the Company entered into a lease for 6,556 square feet of office space in Philadelphia, PA that will replace its current office space. The lease commences on May 15, 2008 and expires on May 31, 2014. Base rental is $0.2 million per year, and the lease incorporates a provision for annual 2.5% increases in base rent.
     On May 9, 2008, the Company entered into a second amendment to the amended and restated credit agreement dated September 26, 2007 with Arco. The amended agreement no longer limits the aggregate amount outstanding under specified master repurchase agreements with an affiliate of Arco. In addition, the amendment
•	reduces the fixed charge coverage ratio requirement, and allows non-cash adjustments thereto, through December 31, 2009;

•	changes the payment of obligations covenant to allow for lender agreement to exclude certain items; and

•	modifies events of default language to require notice and failure to remedy for cross-default and judgment default items
     On May 15, 2008 the Company entered into an agreement with a repurchase agreement lender to settle $75.5 million of repurchase agreement financing in exchange for mortgage-backed securities with a fair value of approximately $18.8 million, a cash payment of $5.0 million and a note for $13.0 million with a five year maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. This discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. See “Cautionary Note Regarding Forward-Looking Statements.” As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Form 10-Q, Item 1A of our Form 10-K for the year ended December 31, 2007, elsewhere in this Form 10-Q or incorporated by reference herein, our actual results may differ materially from those anticipated in such forward-looking statements.
Overview
Business Conditions and Going Concern
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As we announced on August 6, 2007, the mortgage industry and the financing methods the industry has historically relied upon deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for many fixed income securities especially mortgage-backed securities closed, and, as a result, we simultaneously experienced a significant increase in margin calls from our repurchase agreement counterparties, or repurchase agreement lenders, and a decrease in the amount of financing our lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity forcing us to sell investment assets at significant losses and write down investments held in our portfolio to reflect reductions in the fair value of the investments. As of March 31, 2008, we had a stockholders’ equity deficit of $223.2 million because of these losses, and these events caused substantial doubt about our ability to continue as a going concern for a reasonable period of time.
     Beginning in August 2007, we entered into a number of financing transactions with Arco Capital Corporation Ltd., or Arco, and issued a warrant to Arco enabling it to acquire a 51% economic interest in us. Currently, we are continuing to shift financing from short-term arrangements that are subject to margin to long-term financing and financing provided by related parties. As of March 31, 2008, we had $182.3 million of short-term financing remaining with non-related parties.
     Our main source of liquidity is monthly principal and interest payments from our loans and mortgage-backed securities investments. These monthly cash receipts are used to pay contractual principal and interest payments on debt as well as to pay expenses required to support our operations.
     On March 28, 2008, we announced our intention, subject to stockholder’s approval, to restructure from a corporation qualified as a REIT to a publicly-traded partnership, or PTP. The PTP structure would permit us to offer fee-based services including credit-risk management services, asset management advisory services and sub-manager services without the restrictive asset and income rules to which companies qualified as a REIT must adhere. An additional advantage of this structure is the flexibility it would provide related to income distribution in that management would have more discretion to conserve capital or distribute capital to stockholders than is allowed under REIT requirements. In anticipation of the conversion to this structure, we are actively marketing our services, including the formation of a joint venture to perform credit risk management services. We believe that over time fee-based income will provide a more significant source of income for us.
     Our longer-term strategy is focused on returning to profitability. Our strategy includes both new investments in mortgages and mortgage-backed securities as well as new business initiatives. We believe our existing credit management infrastructure is readily adaptable to asset management, particularly in three areas:
•	First, we are offering our services as an advisor to holders of existing mortgage-backed securities or whole loan positions to provide forensic underwriting, loss mitigation oversight and surveillance services. We currently perform these functions in conjunction with managing our loan and mortgage-backed securities portfolios and can readily provide these services to third parties.

•	Second, we intend to seek, through one or more taxable corporate subsidiaries, asset management engagements from institutional investors seeking to profit from the current turmoil in the mortgage-backed securities market. We will earn a management fee for these services and will invest our client funds with the same investment philosophy as we invest our own capital. Our credit underwriting, loss mitigation, surveillance and information technology systems have recently been upgraded to accommodate any reasonably expected increase in volume.

•	Finally, we expect to serve as a sub-manager on investment funds. Our business plan includes opportunities in domestic markets as well as expansion to non-U.S. markets. We believe the current market environment provides significant opportunities for us to develop these new services, which would be closely aligned with our current expertise.
     We can provide no assurance that further market disruption will not occur or that we will be able to successfully execute our business or liquidity plans discussed herein.
     We did not declare or pay all of the required distributions of REIT taxable income for 2007 necessary to maintain our qualification as a REIT. We are considering alternatives related to the payment of our required distribution of our REIT taxable income and other issues related to our current qualification as a REIT. See Note 11 to our March 31, 2008 consolidated financial statements included elsewhere in this Form 10-Q for additional information on the status of our REIT qualification.
     The NYSE delisted our common stock effective May 2, 2008 due to our inability to meet the stock price and capitalization requirements for continued listing on the exchange. Subsequent to the delisting by the NYSE, our stock began to be quoted on the Over-the-Counter, or OTC, Bulletin Board under the symbol “LUMC”.
     Exposure to Subprime Mortgage Loans
     The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Our credit underwriting standards have been structured to limit our exposure to the types of loans and investments that are currently experiencing high foreclosure and loss rates. We believe our mortgage loan portfolio has virtually no exposure to loans with FICO scores of less than 620 which are generally considered to be subprime loans. At March 31, 2008, we had eight loans with a contractual balance of $3.3 million out of a total of 10,077 loans with FICO scores below the subprime threshold of 620. One of these eight loans for $0.3 million was seriously delinquent.
     Our mortgage-backed securities portfolio as of March 31, 2008 includes securities with a fair value of $56.4 million, or 1.5% of our total assets, that were classified as subprime. Securities with a fair value of $49.2 million, or 1.3%, are included in a trust that is permanently financed by collateralized debt obligations, or CDOs. We determine the credit quality classification of securities in this portfolio based on the assignment from a third-party service provider. In this portfolio as of March 31, 2008, the weighted-average credit rating of our subprime mortgage-backed securities was BBB. The weighted-average life of these securities is 5.7 years. One security with a fair value of $0.2 million was a first loss security which absorbs losses from defaulted loans collateralizing the security prior to the remaining securities in the securitization that have higher credit ratings. We recorded losses in the fair value of securities of $80.2 million for the three months ended March 31, 2008, which includes $44.5 million of losses on subprime securities.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. See Note 2 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2007 for a further discussion of our significant accounting policies.
     The adoption of the Statement of Financial Accounting Standard, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, resulted in new fair value measurement policies for some of our assets and liabilities. The following discussion describes new accounting policies adopted in conjunction with our adoption of SFAS No. 159 as of January 1, 2008. Historical balances are carried in accordance with the policies in place prior to the adoption of SFAS No. 159 which are detailed in our Form 10-K as of December 31, 2007.
     Our most critical accounting policies as well as new policies adopted for the implementation of SFAS No. 159 are as follows:
Residential Mortgage Loans
     We estimate the fair value of our residential mortgage loans using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. We believe the estimates used reflect the fair values we may be able to receive should we choose to sell the loans. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of residential mortgage loans are recorded in other income (expense) in our statement of operations.
     Interest income on mortgage loans is accrued and credited to income based on the contractual amounts due under the loan agreements. The accrual of interest on impaired loans is discontinued when, in our opinion, the borrower may be unable to meet payments as they become due. Also, loans 90 days or more past due are placed on non-accrual status. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed against current period operating results. Interest income is subsequently recognized only to the extent cash payments are received.
Investment Securities
     Our Spread portfolio consists of AAA-rated mortgage-backed securities. The fair values of these securities are based on estimates provided by independent pricing services and dealers in mortgage-backed securities. Because the price estimates may vary between sources, we make certain judgments and assumptions about the appropriate price to use. Different judgments and assumptions could result in different presentations of value.
     Our Residential Mortgage Credit portfolio consists of mortgage-backed securities rated below AAA. The fair value of the Residential Mortgage Credit portfolio is estimated using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. We believe the estimates used reflect the fair values we may be able to receive should we choose to sell the mortgage-backed securities. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of mortgage-backed securities are recorded in other income (expense) in our statement of operations.
     Security transactions are recorded on the trade date.
     Interest income on investment securities is accrued and credited to income based upon the contractual amounts due under the security terms.

Mortgage-Backed Notes
     We have issued non-recourse mortgage-backed notes to provide permanent financing for our residential mortgage loans. The mortgage-backed notes are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the one-month London Interbank Offered Rate, or LIBOR. We estimate the fair value of our mortgage-backed notes using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. We believe the estimates used reflect the fair values we would pay to transfer the liability. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of mortgage-backed notes are recorded in other income (expense) in our statement of operations.
     Interest expense on mortgage-backed notes is accrued as interest expense based upon the contractual amounts due under the note terms.
Collateralized Debt Obligations
     We have issued non-recourse collateralized debt obligations, or CDOs, to provide permanent financing for our mortgage-backed securities. The CDOs are issued through securitization trusts which are comprised of various classes of securities that bear interest at various spreads to the three-month LIBOR. We estimate the fair value of our CDOs using internally generated cash flow analysis, available market information and other appropriate valuation methodologies. We believe the estimates used reflect the fair values that we would pay to transfer the liability. These estimates involve matters of uncertainty, judgment in interpreting relevant market data and are inherently subjective in nature. Many factors are necessary to estimate fair values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, cash flows and other market factors. We apply these factors to our portfolio as appropriate in order to determine fair values. Gains and losses in the fair value of CDOs are recorded in other income (expense) in the statement of operations.
     Interest expense on CDOs is accrued as interest expense based upon the contractual amounts due under the note terms.
Repurchase Agreements
     Our repurchase agreements are borrowings secured by mortgage-backed securities. All of our repurchase agreements at March 31, 2008 are short-term, and, therefore, the contractual obligation approximates their fair value.
Revolving Line of Credit and Unsecured Borrowings
     We have a revolving line of credit and unsecured borrowings in the form of junior subordinated notes and convertible senior notes. The fair value of these borrowings is estimated based upon the contractual principal and interest payment terms, contractual interest rates in relation to current interest rates our own credit standing and in the case of convertible senior notes, estimates obtained from third parties. We believe the estimates used reflect the fair value that would be paid to transfer the liability. Gains and losses in the fair value of borrowings are recorded in other income (expense) in the statement of operations.
     Interest expense on the revolving line of credit and unsecured borrowings is accrued as interest expense based upon the contractual amounts due under the debt terms.
Accounting for Derivative Financial Instruments and Hedging Activities
     We may enter into a variety of derivative contracts, including futures contracts, swaption contracts, interest rate swap contracts, interest rate cap contracts, credit default swaps, risk-sharing arrangements and purchase commitments to purchase mortgage loans as a means of mitigating our interest rate risk on forecasted interest expense as well as to mitigate our credit risk on credit sensitive mortgage-backed securities. The fair value of derivative instruments is estimated using either independent third-party valuations or internally developed models that utilize observable inputs such as interest rates, loan defaults or other data and makes assumptions about future events depending on the structure of the derivative contract. Gains and losses on the fair value of derivatives are recorded in other income (expense) in the statement of operations.
Accounting for Warrant
     In August 2007, we issued a warrant exercisable for 51,000,000 shares of our common stock in exchange for a repurchase agreement financing arrangement. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant is to be classified as a liability and the change in fair value of the warrant from the issuance date until it is exercised is recorded as other expense in our consolidated statement of operations.
     We estimate the fair value of the warrant using the Black-Scholes Pricing Model. The Black-Scholes Pricing model is a commonly used model for estimating the fair value of equity related instruments, the exercise of which can create more shares of common stock and thus affect our stock price. This pricing model uses observable data such as risk-free interest rates at a point in time, the warrant expiration date and the exercise price of the warrant, and, in addition, the model requires us to make certain assumptions related to our stock price volatility and future dividend payments that effect the calculation of the fair value of the warrant. Because all changes in the fair value of the warrant is recorded in other income or expense until the warrant is exercised, changes in fair value could result in increased volatility in our consolidated results of operations. See Note 6 to our consolidated financial statements for further information on the assumptions used in the estimation of the fair value of the warrant.
Results of Operations
     For the three months ended March 31, 2008 and 2007, we had net income of $128.2 million, or $2.97 and $1.59 per weighted-average share outstanding (basic and diluted), respectively, and $14.4 million, or $0.30 per weighted-average share outstanding (basic and diluted), respectively.
     Net income for the three months ended March 31, 2008 was mainly comprised of $7.8 million of net interest income and $135.2 million of net gains on instruments carried at fair value mainly due to the decrease in the fair value of borrowings. Due to our adoption of SFAS No. 159 as of January 1, 2008, all gains and losses in the fair value of our investment assets and financing liabilities are now recognized in our statement of operations. The gains and losses recorded for the three months represent our estimates of changes in the fair values of the various classes of assets and liabilities for the three-month period ended March 31, 2008. The adoption of SFAS No. 159 for investment assets and financing liabilities may at reduce, or at times may increase volatility in the income statement. Details of gains and losses by asset and liability class are detailed in the Components of Other Income table below. Net income for the three months ended March 31, 2007 included $30.4 million of net interest income and gains on instruments carried at fair value of $15.3 million offset by losses on the sales of mortgage backed securities of $15.5 million.
     Interest income decreased $68.8 million, or 47.3%, to $76.8 million from $145.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income was due to the lower average balance of our interest earning investment portfolio due to the sale of securities in order to repay borrowings. The average balance of our interest earning investment portfolio decreased $4.3 billion, or 49.4%, to $4.4 billion from $8.7 billion. To a lesser extent, the change in interest income was due to a change in the accounting for interest income as of January 1, 2008 due to our adoption of fair value accounting for our investments in accordance with SFAS No. 159 as explained below.
     Interest expense decreased $46.2 million, or $40.1%, to $69.0 million from $115.2 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense was due to the lower average balance of our borrowings. Average borrowings decreased $3.5 billion, or 41.2%, to $4.8 billion from $8.3 billion. To a lesser extent, the change in interest expense was due to a change in the accounting for interest expense as of

January 1, 2008 due to our adoption of fair value accounting for our financing liabilities in accordance with SFAS No. 159 as explained below.
     Prior to the adoption of SFAS No. 159, premiums and discounts on loans, mortgage-backed securities and borrowings were amortized into interest income or expense over the estimated life of the asset or liability. Upon adoption of SFAS No. 159, all premiums and discounts associated with the investment assets and financing liabilities were eliminated and interest income or expense is recorded based on the coupon interest rate of the investment or borrowing. The weighted-average coupon of investments at March 31, 2008 was 6.93%, and the weighted-average coupon of our borrowings at March 31, 2008 was 3.50%.
     The following table presents interest expense for the three months ended March 31, 2008 and 2007 as a percentage of liabilities weighted by the respective average balance of each liability.
Components of Interest Expense
(dollars in thousands)

	Three Months	Percentage	Three Months	Percentage
	Ended	of Average	Ended	of Average
	March 31,	Financing	March 31,	Financing
	2008	Liabilities	2007	Liabilities
Interest expense on mortgage-backed notes	$53,200	4.40%	$61,044	2.99%
Interest expense on repurchase agreement liabilities	6,879	0.57	36,414	1.78
Interest expense on commercial paper facility	—	—	9,150	0.45
Interest expense on warehouse lending facilities	—	—	6,868	0.34
Interest expense on junior subordinated notes	1,834	0.15	1,954	0.10
Interest expense on CDOs	4,779	0.40	146	nm
Interest expense on convertible senior notes	1,960	0.16	—	—
Interest expense on revolving line of credit	311	0.03	—	—
Amortization of net realized gains on futures and interest rate swap contracts	(253)	(0.02)	(444)	(0.02)
Other	262	0.02	72	nm

Total interest expense	$68,972	5.71%	$115,204	5.64%

nm — not meaningful

Components of Other Income
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Unrealized gains (losses) on instruments carried at fair value:
Losses on the fair value of residential mortgage loans	$(95,585)	$—
Losses on the fair value of securities	(78,199)	—
Gains on the fair value of mortgage-backed notes	165,537	—
Gains on the fair value of collateralized debt obligations	96,376	—
Gains on the fair value of junior subordinated notes	24,955	—
Gains on the fair value of convertible senior notes	30,150	—
Gains on the fair value of the warrant liability	9,215	—
Gains (losses) on the fair value of derivative instruments	(11,234)	14,427

Gains on instruments carried at fair value, net	141,215	14,427
Realized losses on sales of securities	(1,952)	(15,453)
Realized losses on disposition of residential mortgage loans	(4,072)	—

Realized losses on instruments carried at fair value, net	(6,024)	—
Interest income (expense) on derivative instruments	(2,337)	837
Impairment losses on mortgage-backed securities	—	(4)

Other expense	—	(80)

Total	$132,854	$(273)

     We adopted SFAS No. 159 as of January 1, 2008, and elected the fair value option for all of our investment assets, which include residential mortgage loans and mortgage-backed securities and for our financing liabilities, which include repurchase agreements, mortgage-backed notes, collateralized debt obligations, senior convertible notes, junior subordinated notes and lines of credit. These assets and liabilities were selected for fair value accounting in order to provide better matching of accounting methods for related assets and liabilities and may reduce, or at times increase, volatility in the statement of operations that occurred previously due to the use of different accounting methods for related assets and liabilities. By adopting SFAS No. 159, our investment assets and related financing will be carried on our balance sheet at fair value with gains and losses due to changes in the fair value of our assets and liabilities recorded in our statement of operations.
     During the three months ended March 31, 2007, our realized losses on the sale of mortgage-backed securities and other-than-temporary impairment losses were partially offset by realized and unrealized gains on derivative instruments that were structured to economically hedge credit risk.

Components of Operating Expenses
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Servicing expense	$4,827	5,986
Provision for loan losses	—	3,543
Salaries and benefits	1,524	3,084
Professional services	2,225	844
Other general and administrative expenses	1,527	1,785

Total expenses	$10,103	15,242

     Our operating expenses for the three months ended March 31, 2008 decreased $5.1 million, or 33.7%, compared to the three months ended March 31, 2007 due to a decrease in the costs of managing our smaller investment portfolio as well as expense reduction measures that were instituted in August 2007, when we began selling significant portions of our investment portfolio.
     We employ third parties to perform servicing of our mortgage loans. Servicing includes payments processing, collection activities and reporting of loan activity. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, servicing expense decreased $1.2 million, or 19.4%. The decrease in servicing expenses reflects the decrease in the average contractual balance of our mortgage loan portfolio of $1.4 billion, or 25.5%, to $4.1 billion from $5.5 billion for the three months ended March 31, 2008 and 2007, respectively.
     For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, our provision for loan losses decreased $3.5 million. Due to our adoption of SFAS No. 159 for residential mortgage loans as of January 1, 2008, we no longer estimate an allowance for loan losses. We now include anticipated losses in our estimates of the fair value of the loans.
     For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, salaries and benefits expense decreased $1.6 million, or 50.6%. The decrease in salaries and benefits reflects the reduction of the number of employees by approximately 50% at March 31, 2008 compared to March 31, 2007.
     For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, professional services increased $1.4 million, or 163.6%. The increases in professional services include increases in accountants fees incurred in the first quarter of 2008. Due to our change in auditors for our financial statement for the year ended December 31, 2007, most of the work required for the audit of the prior year financial statements was performed in the first quarter of 2008 when normally it would be spread throughout the year as significant transactions occur. Attorneys’ fees increased due to expenses for various legal disputes as well as legal fees related to various credit facilities and general corporate matters.
REIT taxable income
     We calculate REIT taxable income according to the requirements of the Internal Revenue Code, or the Code, rather than GAAP. We believe that REIT taxable income is an important measure of our financial performance because REIT taxable income, and not GAAP income, is the basis upon which we are required to make distributions to our stockholders that enable us to maintain our REIT status.
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
Reconciliation of GAAP Net Income to REIT Taxable Income
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
GAAP net income	$128,193	$14,387
Adjustments to GAAP net income:
Interest income and interest expense, net	5,612	(15,304)
Gains on instruments carried at fair value, net	(135,191)	—
Impairment losses on mortgage-backed securities	—	4
Provision for loan losses	—	3,538
Servicing expense	4,537	5,640
Losses (gains) on sales of mortgage-backed securities and loans, net	—	15,453
Unrealized gains on derivative instruments, net	—	—
Other, net	1,840	(9,439)

Net adjustments to GAAP net income	(123,203)	(108)

REIT taxable income	4,990	14,279

Estimated Undistributed REIT Taxable Income
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Undistributed REIT taxable income, beginning of period	$31,215	$4,429
REIT taxable income earned during period	4,990	14,279
Distributions declared during period, net of dividend equivalent rights on restricted stock	—	(14,216)
Other adjustments	—	2,171

Undistributed REIT taxable income, end of period	$36,205	$6,663

Cash distributions per share that were declared during period	$—	$0.30

Percentage of current year REIT taxable income distributed	—%	99.6%

     We believe that these presentations of our REIT taxable income are useful to investors because they are directly related to the distributions to stockholders we are required to make in order to retain our REIT status. REIT taxable income entails certain limitations and by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance. The calculations of REIT taxable income above are estimated based on information currently known to us. Our calculations of REIT taxable income are not finalized until we file our tax return. Amounts could vary materially from our estimates disclosed herein.
     On March 28, 2008, we announced our intention to restructure from a corporation qualified as a REIT to a publicly-traded partnership, or PTP and to merge with and into Sub Holdings, LLC, a wholly owned subsidiary of Luminent LLC. In order to maintain our qualification as a REIT for our taxable year ended December 31, 2007 and for our taxable year ending on the effective date of the merger, we must distribute at least 90% of our taxable income for each such taxable year through cash distributions or distributions-in-kind. We intend to designate part or all of the deemed distribution of our assets subject to our liabilities that will be treated as occurring for U.S. federal income taxes pursuant to the merger as a dividend paid in our taxable year ended December 31, 2007 in accordance with the merger agreement. Depending on the amount by which the fair market value of our assets exceeds our liabilities, such deemed distribution of our assets to our stockholders could potentially allow us to satisfy the REIT distribution requirement for such taxable years. The starting point for determining the fair market value of our assets distributed will likely be the trading price of the PTP’s common shares immediately after the merger, although such amount is not necessarily determinative of the actual value of such assets. As the trading price of PTP’s common shares immediately after the merger will not be known until after our stockholders vote to approve the merger, we can provide no assurance that such deemed distribution will be sufficient to satisfy the distribution requirement for either taxable year. In the event that we determine that the deemed distribution occurring pursuant to the merger is likely to be insufficient to satisfy the REIT distribution requirement for our taxable year ended on December 31, 2007 and our taxable year ending on the effective date of the merger, we intend to declare an in-kind dividend of our equity securities immediately prior to the merger that, when added to the deemed distribution occurring pursuant to the merger, will allow us to meet that requirement for those taxable years.
     If it were determined that we could not apply either the deemed distribution in connection with the merger or any in-kind dividend to the REIT distribution requirement for our taxable year ended December 31, 2007, or that the amount available to be applied was insufficient, we would fail the REIT distribution requirement for such taxable year. If we failed the REIT distribution requirement for our taxable year ended December 31, 2007, we would also fail to qualify as a REIT for such year and our taxable year ending on the effective date of the merger. In that event, we would be taxed as a regular domestic corporation for such taxable years, which, among other things, means that we would be unable to deduct distributions to our stockholders in computing our taxable income and would be subject to U.S. federal and state income tax on our taxable income at regular corporate tax rates. For the three months ended March 31, 2008 we estimate that tax liability to be $2.4 million and have recognized this amount as a provision for income taxes in our statement of operations and recorded the amount as a liability on our balance sheet.
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
Asset Quality
(dollars in thousands)

	March 31, 2008		December 31, 2007
		Percentage of		Percentage of
		Total		Total
		Mortgage-		Mortgage-
		backed		backed
	Fair Value	Securities	Fair Value	Securities
Residential Mortgage Credit Portfolio
Investment-grade MBS:
AA/Aa rating	$10,854	4.9%	$27,747	6.4%
A/A rating	60,581	27.5	70,802	16.1
BBB/Baa rating	26,008	11.8	40,904	9.4

Total Investment-grade MBS	97,443	44.2	139,453	31.9

Weighted-average credit rating	A		A
Non-investment-grade MBS:
BB/Ba rating	34,148	15.5	44,101	10.1
B/B2 rating	4,543	2.1	7,621	1.8
CCC/Caa and below	14,970	6.8	35,986	8.3
Not rated	755	0.3	4,177	1.0

Total non-investment-grade MBS	54,416	24.7	91,885	21.2

Weighted-average credit rating (1)	B		B

Total Residential Mortgage Credit portfolio	151,859	68.9	231,338	53.1

Weighted-average credit rating (1)	BBB		BBB
Spread Portfolio
AAA/Aaa rating	68,715	31.1	204,547	46.9

Weighted-average credit rating	AAA		AAA
Total mortgage-backed securities	$220,574	100.0%	$435,885	100.0%

Weighted-average credit rating	A		A

(1)	Weighted-average credit rating excludes non-rated mortgage-backed securities of $0.8 million and $4.2 million at March 31, 2008 and December 31, 2007, respectively.

Residential Mortgage Loans
Residential Mortgage Loans Product Data
(dollars in thousands)

				Weighted-
				Average
				Months to
				Reset of					Number of
				Loans After		Principal	Seriously		Seriously
	Weighted-	Weighted-	Weighted-	Effect of		Amount of	Delinquent Loans as a		Delinquent
	Average	Average	Average	Cost of		Seriously	Percentage of	Number of Seriously	Loans as a
	Interest	Maturity	Months to	Funds	Principal	Delinquent	Total	Delinquent	Percentage of
	Rate	Date	Reset	Hedging (1)	Balance	Loans (2)	Principal	Loans (2)	Total Loans
March 31, 2008
Floating rate mortgage	7.82%	2038	1	1	$2,952,166	$311,010	7.78%	710	7.05%
Hybrid mortgage	6.54%	2036	40	20	1,047,677	90,374	2.26	238	2.35

Total	7.45%	2037	11	5	$3,999,843	$401,384	10.04%	948	9.40%

December 31, 2007
Floating rate mortgage	8.15%	2038	1	1	$3,045,983	$199,985	4.84%	451	4.30%
Hybrid mortgage	6.61%	2036	47	20	1,087,837	54,062	1.31	150	1.43

Total	7.72%	2037	12	5	$4,133,820	$254,047	6.15%	601	5.73%

(1)	We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Amounts reflect the effect of these hedges on the months to reset of our residential mortgage loans. In addition at March 31, 2008 and December 31, 2007, the financing for $0.2 billion and $0.3 billion of our hybrid residential mortgage loans, respectively, is, like the underlying collateral, fixed for a period of three to five years and then becomes variable based upon the average rates of the underlying loans which will adjust based on LIBOR. The weighted-average period to reset of the debt we use to acquire residential mortgage loans was match funded approximately five months and five months at March 31, 2008 and December 31, 2007, respectively.

(2)	Seriously delinquent loans are loans 90 or more days past due and loans in foreclosure.
     As of January 1, 2008, due to the adoption of SFAS No. 159, we now carry loans at fair value, and premiums on loans were reclassified to shareholder’s equity as part of the adoption of a new accounting principle. As of December 31, 2007, our loans included unamortized premium of $95.7 million.
     Our loans at March 31, 2008 and December 31, 2007 consisted of $3.4 billion and $4.1 billion of loans that collateralize mortgage-backed notes, respectively. Unsecuritized loans were $0.9 million and $0.8 million at March 31, 2008 and December 31, 2007, respectively.

Residential Mortgage Loans Key Metrics
(dollars in thousands)

	March 31, 2008	December 31, 2007
Fair value	$3,443,660	$3,668,755
Unpaid principal balance	$3,999,843	$4,133,820
Number of loans	10,077	10,491
Average loan balance	$397	$394
Weighted-average coupon rate	7.45%	7.71%
Weighted-average lifetime cap	10.65%	10.66%
Weighted-average original term, in months	376	376
Weighted-average remaining term, in months	354	356
Weighted-average effective loan-to-value ratio (LTV)(1)	72.1%	71.8%
Weighted-average FICO score	711	711
Number of loans with FICO scores below 620	8	8
Percentage of loans with FICO scores above 700	55.3%	55.6%
Percentage of loans with LTV greater than 80%	7.2%	7.2%
Percentage of loans with LTV greater than 90%	1.3%	1.3%
Percentage of loans with effective LTV greater than 80% (1)	0%	0%
Percentage of no documentation loans	2.1%	2.2%
Percentage of loans originated for refinancing purposes	58.3%	58.3%
Top five geographic concentrations (% exposure):
California	56.6%	56.5%
Florida	9.9%	9.7%
Arizona	4.2%	4.3%
Virginia	3.8%	3.9%
Nevada	3.7%	3.7%
Occupancy status:
Owner-occupied	85.7%	85.8%
Investor	14.3%	14.2%
Property type:
Single-family	83.0%	83.1%
Condominium	10.2%	10.2%
Other residential	6.8%	6.7%
Collateral type:
Alt A – first lien	100.0%	100.0%

(1)	Including the effect of mortgage insurance purchased to cover an additional $1.1 billion of loan principal at March 31, 2008 and December 31, 2007.

     The following table presents our residential mortgage loan portfolio grouped by the percentages in each of three different documentation types, further stratified by loan-to-value ratios, net of mortgage insurance, and FICO scores:
Residential Mortgage Loan Quality

	FICO Scores
March 31, 2008	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
≤60%	0.0%	0.2%	0.2%	0.2%	0.2%	0.8%
60.01 – 70%	0.0	1.0	1.9	1.9	2.1	6.9
70.01 – 80%	0.0	1.5	2.4	1.8	2.0	7.7
> 80%	0.0	0.1	0.2	0.2	0.1	0.6

Total Full Documentation	0.0%	2.8%	4.7%	4.1%	4.4%	16.0%

Reduced Documentation:(2)
LTV:
≤60%	0.0%	0.4%	1.2%	1.2%	2.0%	4.8%
60.01 – 70%	0.0	2.0	10.2	9.1	7.6	28.9
70.01 – 80%	0.1	3.4	15.0	14.1	11.2	43.8
> 80%	0.0	0.5	2.3	1.1	0.5	4.4

Total Reduced Documentation	0.1%	6.3%	28.7%	25.5%	21.3%	81.9%

No Documentation:(3)
LTV:
≤60%	0.0%	0.0%	0.2%	0.2%	0.2%	0.6%
60.01 – 70%	0.0	0.1	0.3	0.4	0.5	1.3
70.01 – 80%	0.0	0.0	0.0	0.1	0.1	0.2
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.7%	0.8%	2.1%

Total Portfolio:
LTV:
≤60%	0.0%	0.6%	1.6%	1.6%	2.4%	6.2%
60.01 – 70%	0.0	3.1	12.4	11.4	10.2	37.1
70.01 – 80%	0.1	4.9	17.4	16.0	13.3	51.7
> 80%	0.0	0.6	2.5	1.3	0.6	5.0

Total Portfolio	0.1%	9.2%	33.9%	30.3%	26.5%	100.0%

	FICO Scores
December 31, 2007	<620	620-659	660-699	700-739	740+	Total
Full Documentation:(1)
LTV:
≤60%	0.0%	0.2%	0.2%	0.2%	0.2%	0.8%
60.01 – 70%	0.0	1.1	1.9	1.9	2.1	7.0
70.01 – 80%	0.0	1.6	2.4	1.9	2.1	8.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Full Documentation	0.0%	2.9%	4.5%	4.0%	4.4%	15.8%

Reduced Documentation:(2)
LTV:
≤60%	0.0%	0.5%	1.3%	1.3%	2.1%	5.2%
60.01 – 70%	0.0	2.1	10.7	9.3	7.7	29.8
70.01 – 80%	0.1	3.8	16.7	14.8	11.6	47.0
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Reduced Documentation	0.1%	6.4%	28.7%	25.4%	21.4%	82.0%

No Documentation:(3)
LTV:
≤60%	0.0%	0.0%	0.2%	0.2%	0.2%	0.6%
60.01 – 70%	0.0	0.1	0.3	0.4	0.5	1.3
70.01 – 80%	0.0	0.0	0.1	0.1	0.1	0.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total No Documentation	0.0%	0.1%	0.6%	0.7%	0.8%	2.2%

Total Portfolio:
LTV:
≤60%	0.0%	0.7%	1.7%	1.7%	2.5%	6.6%
60.01 – 70%	0.0	3.3	12.9	11.6	10.3	38.1
70.01 – 80%	0.1	5.4	19.2	16.8	13.8	55.3
> 80%	0.0	0.0	0.0	0.0	0.0	0.0

Total Portfolio	0.1%	9.4%	33.8%	30.1%	26.6%	100.0%

(1)	Full documentation includes verification of the borrower’s income, employment, assets and liabilities.

(2)	Reduced documentation, sometimes referred to as Alt-A, includes mortgages that comply with most, but not all, of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation criteria for a conforming mortgage. Alt-A mortgages are generally high quality, with less than full documentation verified.

(3)	No documentation excludes verification of borrower’s income, employment or assets.
     Delinquencies and Allowance for loan losses
Residential Mortgage Loan Delinquency Status
(dollars in thousands)

	March 31, 2008		December 31, 2007
	Number of Loans	Principal Amount	Number of Loans	Principal Amount
Delinquency status:
30 to 59 days	520	$223,025	475	$184,814
60 to 90 days	271	111,955	230	98,735
90 days or more	445	189,485	299	123,959

Total	1,236	524,465	1,004	407,508

Foreclosures	503	211,899	302	130,088

Total Delinquencies	1,739	$736,364	1,306	$537,596

     We expect delinquencies and losses to continue to increase as our portfolio seasons but, due to our extensive due diligence procedures performed on loans prior to our purchase of the loan, we expect losses to be lower than industry loss averages
     As of January 1, 2008, we carry residential mortgage loans at fair value, and, therefore, we record no allowance for loan losses because estimated losses are now included in the calculation of fair value. When a loan proceeds through the foreclosure process and becomes real estate owned, or REO, the fair value of the loan based on updated information on the value of the property collateralizing the loans is reclassified from loans to REO, a component of other assets.
     Prior to January 1, 2008, we analyzed our allowance for loan losses on a quarterly basis and recorded a $3.5 million provision for loan losses for the three months ended March 31, 2007. Our allowance for loan loss analysis resulted in our $36.0 million general allocated allowance at December 31, 2007. We recorded a specific reserve for loans greater than $1.0 million and 90 days or more past due of $1.0 million at December 31, 2007. Usage of the allowance occurred when a loan proceeded through the foreclosure process and became REO. When a loan became REO, we estimated the specific loss on that loan, if any, based upon the expected net proceeds from the final disposition of the property and reduced the allowance for loan losses by that amount. We also reduced the allowance for any loans that were disposed of at a loss prior to their becoming REO.
     At March 31, 2008 and December 31, 2007, 194 and 110 of the residential loans we owned with a fair value of $63.5 million and $34.7 million, respectively, were REO as a result of foreclosure on delinquent loans. We reclassified these loans to other assets on our consolidated balance sheet at fair value as of January 1, 2008 and, prior to January 1, 2008, the lower of cost or estimated fair value less costs to dispose of the property.

     Asset Repricing Characteristics
Asset Repricing Characteristics
(dollars in thousands)

	March 31, 2008		December 31, 2007
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Residential Mortgage Credit Portfolio
ARM residential loans:
Reset 1 month or less	$2,541,421	69.4%	$3,042,491	65.7%
Reset >1 month but < 12 months	37,880	1.0	24,803	0.5
Reset >12 months but < 60 months	733,500	20.0	909,440	19.7
Reset > 60 months	130,859	3.6	157,085	3.4
Unamortized premium	—	—	95,669	2.1
Allowance for loan losses	—	—	(38,145)	(0.8)

Sub-total	3,443,660	94.0	4,191,343	90.6

ARM residential mortgage-backed securities:
Reset 1 month or less	146,790	4.0	225,436	4.9
Reset >1 month but < 12 months	2,607	0.1	900	nm

Sub-total	149,397	4.1	226,336	4.9

Fixed-rate residential mortgage-backed securities:	1,382	nm	5,002	0.1
Spread Portfolio
Residential mortgage-backed securities:
Reset 1 month or less	69,795	1.9	204,547	4.4

Total mortgage assets	$3,664,234	100.0%	$4,627,228	100.0%

nm = not meaningful
     At March 31, 2008 and December 31, 2007, the weighted-average period to reset of our total mortgage assets was approximately 11 months. We attempt to mitigate our interest rate risk by hedging the cost of liabilities related to our hybrid residential mortgage loans. Our net asset/liability duration gap was approximately four months and four months at March 31, 2008 and December 31, 2007, respectively.
     Our total mortgage assets had a weighted-average coupon of 6.93% and 7.54% at March 31, 2008 and December 31, 2007, respectively.
     Our mortgage assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which the interest rate on a mortgage can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through the term of a mortgage. The weighted-average lifetime cap of our mortgage-backed securities was 11.68% and 11.96% at March 31, 2008 and December 31, 2007, respectively. The weighted-average lifetime cap of our residential mortgage loans was 10.65% and 10.66% at March 31, 2008 and December 31, 2007, respectively.

     Our mortgage assets have contractual periodic adjustment to their coupon rate based on changes in an objective index. The percentages of the mortgage assets in our investment portfolio that were indexed to interest rates are as follows:
Index rates

	LIBOR	Treasury		MTA	COFI	Fixed Rate or Other
March 31, 2008
Mortgage-backed securities	100%	—%		—%	—%	nm	%
Residential mortgage loans	27	—		73	nm	—

December 31, 2007
Mortgage-backed securities	99%	nm	%	—%	—%	1%
Residential mortgage loans	28	—		72	nm	—

nm = not meaningful
     The constant payment rate on our total mortgage assets, an annual rate of principal paydowns for our mortgage assets relative to the outstanding principal balance of our total mortgage assets, was 8% and 24% for the three months ended March 31, 2008 and 2007, respectively. The constant payment rate attempts to predict the percentage of principal that will paydown over the next 12 months based on historical principal paydowns. The principal payment rate is not considered an indication of future principal repayment rates because actual changes in market interest rates will have a direct impact on the principal prepayments on our mortgage assets.
Securitizations
     We create securitization entities as a means of securing long-term collateralized financing for our residential mortgage loan portfolio and certain mortgage-backed securities in our portfolio, matching the income earned on the investments with the cost of related liabilities, otherwise referred to as “match-funding” our balance sheet. We may use derivative instruments, such as interest rate swaps, to achieve this result. We transfer residential mortgage loans or mortgage-backed assets to a separate bankruptcy-remote legal entity from which private-label multi-class securities are issued. On a consolidated basis, we account for our securitizations as secured financings and, therefore, record no gain or loss in connection with securitizations. We evaluate each securitization entity in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), and we have determined that we are the primary beneficiary of most of the securitization entities. As such, we consolidate those securitization entities into our consolidated balance sheet subsequent to securitization. In the third quarter of 2007, we sold certain interests in our 2007-2 securitization trust, which resulted in us no longer qualifying as the primary beneficiary of that trust. The assets and liabilities of that trust have been deconsolidated from our balance sheet and the remaining interests that we have retained are recorded as mortgage-backed securities on our balance sheet at March 31, 2008. Residential mortgage loans or mortgage-backed securities transferred to securitization entities collateralize the securities issued, and, as a result, those investments are not available to us, our creditors or our stockholders.
Mortgage-Backed Notes
     At March 31, 2008 and December 31, 2007, we had mortgage-backed notes, net of unamortized discounts at December 31, 2007, with a contractual outstanding balance of $3.8 billion and $3.9 billion, with a weighted-average borrowing rate of 2.99% and 3.95% per annum, respectively. Each series of mortgage-backed notes that we have issued consists of various classes of securities that bear interest at varying spreads to LIBOR. The borrowing rates of the mortgage-backed notes at March 31, 2008 and December 31, 2007 reset monthly based on LIBOR except for $0.2 billion of notes, which, like the underlying loan collateral, are fixed for a period of three to five years and, then become variable based on the average rates of the underlying loans which will adjust based on LIBOR. The stated maturities of our mortgage-backed notes at March 31, 2008 were from 2035 to 2047. The maturity of each class of securities is directly affected by the rate of principal repayments on the associated residential mortgage loan collateral. As a result, the actual maturity of each series of mortgage-backed notes may be shorter than its stated maturity.
     At March 31, 2008 and December 31, 2007, we had pledged residential mortgage loans with an estimated fair value of $3.4 billion and $3.7 billion, respectively, as collateral for mortgage-backed notes issued.
     The following table highlights the securitizations we have completed through March 31, 2008. Amounts presented include both securitizations that are consolidated on our balance sheet and the Luminent Mortgage Trust 2007-2 securitization that is not consolidated with our balance sheet.
Loan Securitization Highlights
(dollars in thousands)

	At
	Securitization	At March 31,
	Date	2008
Number of securitizations	10	10
Loans, unpaid principal balance	$6,528,104	$4,685,365
Mortgage-backed notes issued to third parties	5,656,654	4,386,468
Debt retained	871,450	292,116
Retained investment grade %(1)	11.3%	3.1%
Retained non-investment grade %(1)	1.6%	3.3%
Cost of debt on AAA-rated mortgage-backed notes — spread to LIBOR(2)	0.22%	0.22%

(1)	Retained tranches as a percentage of total mortgage-backed notes issued.

(2)	LUM 2006-3 cost of debt excludes $0.3 billion of AAA-rated mortgage-backed notes which, like the underlying loan collateral, are fixed for three to five years and then become variable based upon the average rates of the underlying loans which will adjust based on LIBOR.

     The following table presents the rating categories and balances of the mortgage-backed notes issued in our loan securitizations.
Loan Securitizations Mortgage-Backed Notes Ratings
(dollars in thousands)

	At
	Securitization	At March 31,
	Date	2008
Mortgage-backed notes issued to third-party investors
AAA/Aaa rating	$5,423,405	$4,129,586
AA/Aa rating	208,867	212,140
A/A rating	21,741	31,176
BBB/Baa rating	2,641	8,444
Not rated	—	5,122

Total mortgage-backed notes issued to third-party investors	$5,656,654	$4,386,468

Percentage of total collateral	86.7%	93.6%
Debt retained
AAA/Aaa rating	$551,441	$17,696
AA/Aa rating	57,631	28,300
A/A rating	80,396	46,473
BBB/Bbb rating	68,670	60,856
BB/Ba rating	40,584	37,752
B/B rating	24,630	55,984
CCC rating	—	13,320
Not rated	36,055	31,735

Total mortgage- backed notes retained	859,407	292,116
Overcollateralization	12,043	6,782

Total debt retained	$871,450	$298,898

Percentage of total collateral	13.3%	6.4%
Collateralized Debt Obligations
     At March 31, 2008 and December 31, 2007, we had CDOs, with a contractual outstanding balance, net of unamortized discounts at December 31, 2007, of $358.1 and $294.4 million, with a weighted-average borrowing rate of 3.64% and 5.55% per annum, respectively. The CDOs represent non-recourse debt obligations that provide permanent financing for some of our mortgage-backed securities. The CDOs are issued through a securitization trust, which is comprised of various classes of securities that bear interest at various spreads to the three-month LIBOR. The borrowing rates of the CDOs reset monthly. Mortgage-backed securities collateralize the CDOs. On a consolidated basis, the securitization is accounted for as a financing in accordance with SFAS No. 140 and qualifies for consolidation with our balance sheet in accordance with FIN 46(R); therefore, the assets and liabilities of the securitization entity is consolidated on our consolidated balance sheet. The stated maturities of our CDOs are 2047. The maturity of each class of security is directly affected by the rate of principal repayments on the associated mortgage-backed security collateral. As a result, the actual maturity of each series of CDOs may be shorter than its stated maturity.
     At March 31, 2008 and December 31, 2007, we had pledged mortgage-backed securities with an estimated fair value of $67.9 million and $177.8 million, respectively, as collateral for mortgage-backed notes issued.
     As of March 31, 2008, 39 securities with a fair value of $8.1 million that collateralize the CDOs were deemed to be in default by way of ratings downgrades. These securities have to date continued to make principal and interest payments as required by their individual structures. Because these securities are deemed to be in default, the principal payment structure of the CDOs have converted from a pro-rata principal payment structure to a sequential principal payment structure whereby principal payments are paid to the highest rated bonds first and then will be made sequentially to each class of bond from highest to lowest. In addition, all interest payments collected by the trust on the securities that are deemed to be in default are made as principal payments on a sequential pay basis.
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
Liquidity and Capital Resources
     As previously noted, as we announced in a press release on August 6, 2007, the mortgage industry and the financing methods upon which the mortgage industry has historically relied deteriorated significantly and in an unprecedented fashion. Effectively, the secondary market for many fixed income securities especially mortgage-backed securities seized-up, and, as a result, we simultaneously experienced a significant increase in margin calls from our repurchase agreement counterparties, or repurchase agreement lenders, and a decrease in the amount of financing our lenders would provide on a given amount of collateral. Prices for even the highest quality AAA-rated bonds dropped precipitously. These events resulted in a rapid and significant loss of liquidity forcing us to sell investment assets at significant losses and write down investments held in our portfolio to reflect reductions in the fair value of the investments. As of March 31, 2008, because of these losses, we had a stockholders equity deficit of $223.2 million, and these events caused substantial doubt about our ability to continue as a going concern for a reasonable period of time.
     Beginning in August 2007, we entered into a number of financing transactions with Arco and issued a warrant to Arco enabling it to acquire a 51% economic interest in us. Currently, we are continuing to shift financing from short-term arrangements that are subject to margin calls if the value of the collateral continues to decline to long-term financing and financing provided by related parties. As of March 31, 2008, we had $182.3 million of short-term financing remaining with non-related parties.
     Our main source of liquidity is monthly principal and interest payments from our loans and mortgage-backed securities investments. These monthly cash receipts are used to pay contractual principal and interest payments on debt as well as to pay expenses required to support our operations.

     On March 28, 2008, we announced our intention, subject to stockholder approval, to restructure from a corporation qualified as a REIT to a publicly-traded partnership, or PTP. The PTP structure would permit us to offer fee-based services including credit-risk management services, asset management advisory services and sub-manager services without the restrictive asset and income rules to which companies qualified as a REIT must adhere. An additional advantage of this structure is the flexibility it would provide related to income distribution in that management would have more discretion to conserve capital or distribute capital to stockholders than is allowed under REIT requirements. In anticipation of the conversion to this structure, we are actively marketing our services, including the formation of a joint venture to perform credit risk management services. We believe that over time fee income will provide a more significant source of income for us.
     Our longer-term strategy is focused on returning to profitability. Our strategy includes both new investments in mortgages and mortgage-backed securities as well as new business initiatives. We believe our existing credit management infrastructure is readily adaptable to asset management, particularly in areas of offering services related to credit risk management, asset management services to institutional investors and servicing as a sub-manger to investment funds.
     We did not declare or pay all of the distributions of REIT taxable income for 2007 required for us to maintain our qualification as a REIT. We are considering alternatives related to the payment of our dividend and other issues related to our current qualification as a REIT. See Note 11 to our March 31, 2008 consolidated financial statements included elsewhere in this Form 10-Q for additional information on the status of our REIT qualification.
     From November 2005 to May 2007 our board of directors authorized a series of common stock repurchase programs. As of March 31, 2008, we have the authority to acquire up to 2,370,785 common shares; however, due to our liquidity concerns, we have no plans to repurchase shares of our common stock.
Contractual Obligations and Commitments
     The table below summarizes our contractual obligations including interest payable. Interest payable on our variable rate obligations is estimated using forward interest rates curves. The table excludes unamortized discounts and premiums and debt issuance costs. The table also excludes derivative contracts because those contracts do not have fixed and determinable payments.
Contractual Obligations
(in millions)

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years
March 31, 2008
Mortgage-backed notes (1)	$4,259.6	$1,166.0	$1,449.8	$770.5	$873.3
Repurchase agreements	348.8	348.8	—	—	—
CDOs (1)	649.9	26.4	41.3	52.7	529.5
Junior subordinated notes	313.6	6.8	13.7	15.1	278.0
Convertible senior notes	649.9	26.4	41.3	52.7	529.5
Revolving credit facility (2)	20.9	1.1	2.3	17.5	—
Facilities leases	0.1	0.1	—	—	—

Total	$6,242.8	$1,575.6	$1,548.4	$908.5	$2,210.3

(1)	The mortgage-backed notes and CDOs have stated maturities through 2047; however, the expected maturity is subject to change based on the prepayments and loan losses of the underlying mortgage loans or mortgage-backed securities. In addition, we may exercise a redemption option and thereby effect termination and early retirement of the debt. The payments represented reflect our assumptions for prepayment and credit losses.

(2)	The revolving credit facility has a stated maturity of 2012. The terms of the facility require repayment from the sale of assets and excess cash flows as defined in the agreement.

(3)	Subsequent to March 31, 2008, we entered into a new lease for office space. Contractual obligations on that lease are approximately $0.2 million for each year of a six-year term

Off-Balance Sheet Arrangements
     To date, we have completed ten mortgage loan securitizations and one CDO where we have retained an interest in the securitizations. All of our securitizations were initially structured as financing arrangements. Due to the amount of our retained interests in these securitizations, we were the primary beneficiary in the securitizations and therefore the securitizations qualified for consolidation with our financial statements. In accordance with FIN 46(R), we reconsider whether these securitizations continue to qualify for consolidation if any of the following three events occurs:
•	If the governing documents or contractual arrangements are changed in a manner that the obligation to absorb expected losses or rights to receive expected residual returns are reallocated among the primary beneficiary and other unrelated parties;

•	If we sell or otherwise dispose of all or a part of our beneficial interest to unrelated parties; or

•	If new interests are issued by the securitization trust.
     Subsequent to June 30, 2007, we sold some of our interests in certain securitizations. These sales of securities constituted a reconsideration event, and we performed a new analysis to determine if we continued to be the primary beneficiary in each of these securitizations. As a result of our analysis, we determined that we were no longer the primary beneficiary of our 2007-2 securitization, and, therefore, our 2007-2 securitization no longer qualified for consolidation with our consolidated financial statements. We removed residential mortgage loans in the amount of $642.5 million from our balance sheet along with the related debt of $620.8 million. We continue to hold mortgage-backed securities with a fair value of $6.2 million at March 31, 2008 related to the 2007-2 trust. We included these assets in our mortgage-backed securities portfolio. These security sales have no effect on the tax treatment of the securitizations or on the securitization trusts’ status as a special purpose entity. We have no obligation to provide additional support to this securitization, and our exposure to losses is limited to the $6.2 million of securities we have retained from the 2007-2 trust. Because the terms and structure of the securitization were established at the inception of the securitization, the only way we would consider a reconsolidation of the securitization would be if we were to repurchase additional securities issued by this trust on the open market. We do not currently plan to repurchase any securities issued by this trust.
     At March 31, 2008, the 2007-2 trust had $604.6 million of residential mortgage loans that collateralized $604.6 million of mortgage-backed notes.
     In 2005, we completed two trust preferred securities offerings in the aggregate amount of $90.0 million. We received proceeds, net of debt issuance costs, from the preferred securities offerings in the amount of $87.2 million. See Note 5 to our March 31, 2008 consolidated financial statements contained elsewhere in this Form 10-Q for further information.
Recent Accounting and Reporting Developments
     See Note 2 to our consolidated financial statements for a discussion of recently issued or proposed accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary components of our market risk are credit risk and interest rate risk. We seek to assume risk that can be quantified from historical experience, manage that risk, earn sufficient compensation to justify taking that risk and maintain capital levels consistent with the risk we undertake or to which we are exposed.
Short-Term Financing Risks
     We are subject to risks in connection with our usage of short-term financing for our mortgage-backed securities and whole loan purchases. We finance our purchases of mortgage-backed securities and whole loans through a combination of repurchase agreements, warehouse lines of credit and, in the past, have used commercial paper financing, until we secure permanent financing through the issuance of non-recourse mortgage-backed notes or CDOs. We obtain short-term financing by borrowing against the market value of our securities or whole loans. At any given time, our ability to borrow depends on our lenders’ estimate of the credit quality of our securities, liquidity and expected cash flow as well as our lenders’ advance rates on securities. The securities that we purchase are subject to daily fluctuations in market pricing and, as market pricing changes, we may be subject to margin calls from our financing counterparties. A margin call requires us to post additional collateral or cash with our financing counterparties to maintain the financing on our securities. We face the risk that we might not be able to meet our debt service obligations or margin calls, and, to the extent that we cannot, we might be forced to liquidate some or all of our assets at disadvantageous prices that would adversely impact our results of operations and financial condition. A default on a collateralized borrowing could also result in an involuntary liquidation of the pledged asset, which would adversely impact our results of operations and financial condition. Furthermore, if our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might be forced to liquidate some or all of our assets at disadvantageous prices which would adversely impact our results of operations or financial condition.
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
     We use a comprehensive credit review process. Our analysis of loans includes borrower profiles, as well as valuation and appraisal data. Our resources include sophisticated industry and rating agency software. We also outsource underwriting services to review higher risk loans, either due to borrower credit profiles or collateral valuation issues. Since June 2006, we have evaluated the accuracy of every appraisal on every loan we have purchased. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review. We reject loans that fail to conform to our standards, and we accept only those loans that meet our careful underwriting criteria.
     Once we own a loan, our surveillance process includes ongoing analysis through our proprietary data warehouse and servicer files. We are proactive in our analysis of payment behavior and in loss mitigation through our servicing relationships.
     In addition, from time to time, we may purchase derivative securities such as credit default swaps or other instruments which change in value based on changes in asset-backed securities indexes. We use these derivative securities to attempt to mitigate the effect of unforeseen increases in losses on the investment securities in our portfolio. We may use single-name credit default swaps to economically hedge changes in value due to credit of certain specific investment securities or use derivative instruments as economic hedges of portions of the investment portfolio generally. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
     We are also subject to credit risk in connection with our investments in mortgage-backed securities in our Spread portfolio, which we mitigate by holding securities that are either guaranteed by government or government-sponsored agencies or have credit ratings of AAA.
Concentration Risk
     Inadequate diversification of our loan portfolio, such as geographic concentrations, may result in losses. As part of our underwriting process, we attempt to diversify the geographic concentration risk exposure in our portfolios.

Interest Rate Risk
     We are subject to interest rate risk in connection with our investment securities and our related debt obligations.
Effect on Net Interest Income
     We finance our residential mortgage loans through a combination of warehouse lending facilities initially and non-recourse mortgage-backed notes following the securitization of our loans. Our mortgage loan assets consist of a combination of adjustable-rate mortgage loans and hybrid adjustable-rate mortgage loans. The interest rates on our warehouse lending facilities and non-recourse mortgage-backed notes generally reset on a monthly basis. In general, we use derivative contracts to match-fund the cost of our related borrowings with the income that we expect to earn from our hybrid adjustable-rate mortgage loans that currently have fixed coupon rates. If our hedging activities are effective over a variety of interest rate scenarios the change in income from our mortgage loans, plus the benefit or cost of our related hedging activities, will generally offset the change in the cost of our related borrowings such that the net interest spread from our mortgage loans will remain substantially unchanged.
     Our repurchase agreements, CDOs and revolving lines of credit all reset on a short term basis, and, therefore, the fair value of these instruments would not change materially based on changes in interest rates. The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive instruments assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points.

Interest Rate Sensitivity
(dollars in millions)

	Interest Rates		Interest Rates	Interest Rates
	Fall 100		Rise 100	Rise 200
	Basis Points	Unchanged	Basis Points	Basis Points
March 31, 2008:
Mortgage-Backed Securities
Fair value	$220.8	$220.6	$220.4	$220.2
Change in fair value	0.2	—	(0.2)	(0.4)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Hedge Instruments
Fair value	$(28.2)	$(21.7)	$(14.2)	$(5.5)
Change in fair value	(6.5)	—	7.5	16.2
Change as a percent of fair value	(30.0)%	—	34.5%	74.7%
Residential Mortgage Loans
Fair value	$3,476.4	$3,443.7	$3,410.9	$3,378.2
Change in fair value	32.7	—	(32.7)	(65.4)
Change as a percent of fair value	1.0%	—	(0.9)%	(1.9)%
Mortgage-Backed Notes
Fair value	$3,446.5	$3,443.7	$3,441.0	$3,438.4
Change in fair value	2.8	—	(2.7)	(5.3)
Change as a percent of fair value	0.1%	—	(0.1)%	(0.2)%
Senior Convertible Notes
Fair value	$37.2	$36.0	$34.9	$33.8
Change in fair value	1.2	—	(1.1)	(2.2)
Change as a percent of fair value	3.3%	—	(3.1)%	(6.1)%
Junior Subordinated Notes
Fair value	$25.5	$24.6	$88.1	$84.7
Change in fair value	0.9	—	(0.9)	(1.7)
Change as a percent of fair value	3.7%	—	(3.7)%	(6.9)%
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
  Extension Risk
     Hybrid adjustable-rate mortgage loans and hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the mortgage loan or mortgage-backed security — typically three, five, seven or 10 years — and thereafter their interest rates reset periodically. At March 31, 2008, 27.9% of our total mortgage assets consisted of hybrid adjustable-rate mortgage loans and we held no hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted-average life of hybrid adjustable-rate mortgage assets based on the market’s assumptions regarding the rate at which the borrowers will prepay these assets. During a period of interest rate increases, prepayment rates on our hybrid adjustable-rate assets may decrease and cause the weighted-average life of these assets to lengthen. During a period of interest rate decreases, prepayment rates on our hybrid adjustable-rate assets may increase and cause the weighted-average life of these assets to shorten. The possibility that our hybrid adjustable-rate assets may lengthen due to slower prepayment activity is commonly known as “extension risk.” See “Prepayment Risk” below. We may purchase a variety of hedging instruments to mitigate these risks. Depending upon the type of derivative contract that we use to hedge these borrowing costs, however, extension risk related to the hybrid adjustable-rate assets being hedged may cause a mismatch with the hedging instruments and negatively impact the desired result from our hedging activities. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.
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
  Prepayment Risk
     Prepayments are the full or partial unscheduled repayment of principal prior to the original term to maturity of a loan. Prepayment rates for mortgage loans and mortgage loans underlying mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the mortgage loans were originated. Prepayment rates on mortgage loans and mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. In the event that we owned such loan or security and it is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, then we would have held such loan or security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of asset. In addition, we currently own mortgage loans and mortgage-backed securities that were purchased at a premium. The prepayment of such mortgage loans and mortgage-backed securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. At March 31, 2008, 68% of our mortgage loans contained prepayment penalty provisions compared to 67% at December 31, 2007. Generally, mortgage loans with prepayment penalty provisions are less likely to prepay than mortgage loans without prepayment penalty provisions.
Inflation
     Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We prepare our consolidated financial statements in accordance with GAAP, and primarily base our distributions on our REIT taxable net income; in each case, we measure our activities and balance sheet reference to historical cost and fair market value without considering inflation.

Item 4. Controls and Procedures
Conclusion Regarding Disclosure Controls and Procedures
     At March 31, 2008, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     No material changes occurred during the first quarter of our fiscal year ending December 31, 2008 in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Class Action Lawsuits
     Following our August 6, 2007 announcement of certain actions our board of directors took, we and certain officers and directors were named as defendants in six purported class action lawsuits. A consolidated complaint has been filed, on behalf of a purported class of investors who purchased our securities between June 25, 2007 and August 6, 2007. The lawsuit alleges, generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages.
     The case involves complex issues of law and fact and has not yet progressed to the point where we can:
•	predict its outcome;

•	estimate damages that might result from the case; or

•	predict the effect that final resolution that the case might have on our business, financial condition or results of operations, although such effect could be materially adverse.
     We believe these allegations to be without merit. We intend to seek dismissal of the lawsuit for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend ourselves against these allegations. We maintain directors and officers’ liability insurance which we believe should provide coverage to us and our officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.
     In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on our behalf against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. We believe the allegations in the stockholder derivative complaint to be without merit and filed a motion to dismiss all claims. In response to this motion, the plaintiff voluntarily filed an amended derivative complaint. We filed a motion to dismiss the amended complaint on April 13, 2008. Furthermore, any recovery in the derivative lawsuit would be payable to us, and this lawsuit is, therefore, unlikely to have a material negative effect on our business, financial condition or results of operations.
Repurchase Agreement Litigation
     We have initiated legal proceedings against two repurchase agreement counterparties in the U.S. District Court for the Southern District of New York regarding those counterparties’ disposition of certain mortgage-backed securities that were posted with them pursuant to certain repurchase agreements.  The lawsuits allege that during the summer of 2007 the counterparties, among other things, failed to act in good faith and in a commercially reasonable manner in purportedly attempting to liquidate the securities posted with them and/or in attempting to credit us for the value of those securities after certain margin calls were not met.
             Both of the defendants dispute the lawsuits’ allegations and are claiming that the liquidation of the posted collateral resulted in a deficit that we owe.  One of the defendants has asserted counterclaims alleging that we owe approximately $6.6 million consisting of the alleged deficit amount plus certain principal and interest amounts paid on the securities it had seized and demanding legal fees.  The other counterparty has not yet asserted a counterclaim, but had previously claimed a deficit of approximately $7.7 million.
     On December 21, 2007, a repurchase agreement lender alleged that an event of default existed for an unspecified reason on the part of us and our affiliates under a master repurchase agreement. As a result, the repurchase agreement lender alleged that the repurchase date for reverse repurchase transactions by us and those affiliates having an aggregate repurchase price of approximately $8.0 million calculated as of December 21, 2007, would occur (to the extent that the repurchase date had not already occurred), and the repurchase agreement lender demanded payment by us of that aggregate repurchase price, together with interest thereon and expenses. In March 2008, the repurchase agreement lender informed us that it had sold the collateral for the repurchase agreement and we estimate the sales resulted in a deficit of approximately $7.3 million.
     We and our affiliates do not agree with the repurchase agreement lender that the above-described event of default existed. Furthermore, we and our affiliates believe that most of the securities subject to the related reverse repurchase transactions were sponsored, issued and underwritten by affiliates of the repurchase agreement lender and then sold to us by the underwriter, which is an agent of the repurchase agreement lender, in violation of federal and state securities laws. We and an affiliate are seeking to rescind the related sale. Approximately $7.0 million of the amount demanded by the repurchase agreement lender relates to the securities sponsored, issued, and underwritten by affiliates of the repurchase agreement lender.
     On December 24, 2007, we and an affiliate filed a lawsuit against affiliates of the repurchase agreement lender relating to the issuance and sale of the aforementioned securities. The lawsuit alleges that the defendants misrepresented and failed to disclose material information relating to the securities they offered and sold to us and an affiliate, entitling us and an affiliate to rescission and/or monetary damages. In April 2008, the defendant filed a motion to dismiss the case.
     These cases are in the early stages.  We cannot predict the effect that final resolution of the cases might have on our business, financial condition or results of operations, although such effect could be materially adverse.  We believe the counterparties’ claims are without merit and we intend to vigorously defend ourselves against them if and to the extent they are pursued in the lawsuits.
Item 1A Risk Factors
     For additional risk factor information about us, please refer to Item 1A of our Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
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

LUMINENT MORTGAGE CAPITAL, INC.

By:	/s/ Zachary H. Pashel

Zachary H. Pashel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 19, 2008

By:	/s/ Karen Chang

Karen Chang
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 19, 2008

EXHIBIT INDEX
     Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes any exhibits filed herewith.
     The following exhibits are included, or incorporated by reference, in this Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K.

Exhibit
Number	Description
10.1	Employment Agreement dated as of January 1, 2008 between the Registrant and Dimitri Papatheoharis (1)

10.2	Amended and Restated Employment Agreement dated as of January 1, 2008 between the Registrant and S. Trezevant Moore, Jr. (1)

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of May 9, 2008 (2)

10.4	Supplement No. 1 to the Amended and Restated Subsidiary Guarantee Agreement, dated as of May 9, 2008 (2)

10.5	Assumption and Joinder Agreement to Security Pledge Agreement, dated as of May 9, 2008 (2)

10.6	Joinder Agreement to Collateral Security, Setoff and Netting Agreement, dated as of May 9, 2008 (2)

10.7	Separation Agreement with S. Trezevant Moore, Jr., dated May 9, 2008

31.1 *	Certification of Zachary H. Pashel, President and Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Karen Chang, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Zachary H. Pashel, President and Chief Executive Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Karen Chang, Senior Vice President and Chief Financial Officer of the Registrant, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1) Incorporated by reference to our Form 8-K filed January 9, 2008.
(2) Incorporated by reference to our Form 8-K filed May 15, 2008.